Form 10-Q
period 2011-03-31
SquareTwo Financial Corp
filed 2011-05-12
CIK 1505966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

or

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number: 333-170734

SquareTwo Financial Corporation

(Exact name of Registrant as Specified in Its Charter)

Delaware	84-1261849
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4340 South Monaco Street, Second Floor
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

303-296-3345

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 12, 2011, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I

FINANCIAL INFORMATION

Item  1.                                          Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands except share data)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$1,975	$1,864
Restricted cash	30,112	11,959
Receivables:
Contingent clients	477	463
Trade, net of allowance for doubtful accounts of $73 and $133, respectively	684	540
Notes receivable, net of allowance for doubtful accounts of $230 and $230, respectively	781	872
Taxes receivable	15,364	15,695
Purchased debt, net	235,226	225,694
Property and equipment, net	22,582	21,920
Goodwill and intangible assets	171,348	171,348
Other assets	16,508	16,349
Total assets	$495,057	$466,704
Liabilities and stockholder’s equity
Payables:
Contingent client	$890	$987
Accounts payable, trade	2,806	1,054
Payable from trust accounts	1,822	1,895
Accrued interest and other liabilities	28,409	19,747
Deferred tax liability	9,433	9,433
Line of credit	134,328	111,340
Notes payable, net of discount	290,075	290,008
Obligations under capital lease agreements	1,467	1,315
Total liabilities	469,230	435,779
Commitments and contingencies (Note 8)
Stockholder’s equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	189,606	189,528
Accumulated deficit	(164,095)	(158,688)
Accumulated other comprehensive loss	(83)	(126)
Total SquareTwo equity	25,428	30,714
Noncontrolling interest	399	211
Total equity	25,827	30,925
Total liabilities and stockholder’s equity	$495,057	$466,704

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues
Revenues on:
Purchased debt, net	$54,680	$41,475
Contingent debt	1,295	5,013
Other revenue	83	363
Total revenues	56,058	46,851
Expenses
Collection expenses on:
Purchased debt	36,442	25,466
Contingent debt	900	3,709
Other direct operating expenses	409	755
Salaries and payroll taxes	6,137	5,879
General and administrative	3,343	3,141
Depreciation and amortization	1,148	1,411
Total expenses	48,379	40,361
Operating income	7,679	6,490
Other expense
Interest expense	12,234	10,505
Other	98	23
Total other expense	12,332	10,528
Loss before income taxes	(4,653)	(4,038)
Income tax benefit (expense)	(566)	1,493
Net loss	(5,219)	(2,545)
Less: Net income attributable to the noncontrolling interest	188	—
Net loss attributable to SquareTwo	$(5,407)	$(2,545)

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity	Noncontrolling Interest	Total Equity
Balances, December 31, 2010	$—	$189,528	$(158,688)	$(126)	$30,714	$211	$30,925
Net income (loss)	—	—	(5,407)	—	(5,407)	188	(5,219)
Other Comprehensive income:
Currency translation adjustment	—	—	—	43	43	—	43
Comprehensive income (loss)					(5,364)	188	(5,176)
Stock option expense	—	78	—	—	78	—	78
Balances, March 31, 2011	$—	$189,606	$(164,095)	$(83)	$25,428	$399	$25,827

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(5,219)	$(2,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,148	1,411
Amortization of loan origination fees and debt discount	834	252
Recovery of step-up in basis of purchased debt	90	191
Change in valuation allowance of purchased debt	5,869	7,299
Expenses for stock options	78	460
Other non-cash expense	546	666
Deferred tax provision (benefit), net of valuation allowance	—	(1,539)
Paid in kind interest	—	2,641
Changes in operating assets and liabilities:
Income tax payable/receivable	315	2,526
Restricted cash	(18,153)	(102)
Other assets	(1,516)	(725)
Accounts payable and accrued liabilities	10,236	(660)
Net cash provided by (used in) operating activities	(5,772)	9,875
Investing activities
Investment in purchased debt	(63,555)	(39,272)
Proceeds applied to purchased debt principal	48,226	40,484
Net proceeds from notes receivable	91	20
Purchases of property and equipment including capitalized interest	(1,423)	(1,366)
Net cash used in investing activities	(16,661)	(134)
Financing activities
Payments on notes payable, net	(113)	(9,375)
Proceeds from lines-of-credit	126,209	91,353
Payments on lines-of-credit	(103,384)	(90,770)
Payments on capital lease obligations	(231)	(674)
Net cash provided by (used in) financing activities	22,481	(9,466)
Increase in cash and cash equivalents	48	275
Impact of foreign currency translation on cash	63	(77)
Cash and cash equivalents at beginning of period	1,864	426
Cash and cash equivalents at end of period	$1,975	$624
Supplemental disclosure of cash flow information
Cash paid for interest	$2,926	$7,660
Cash paid (received) for income taxes	235	(2,482)
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$385	$176

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands except share amounts or otherwise indicated)

1. Organization and Basis of Presentation

SquareTwo Financial Corporation (together with its subsidiaries referred to herein as “SquareTwo” or the “Company”) is a Delaware corporation that was organized in February 1994 and is headquartered in Denver, Colorado. On August 5, 2005, CA Holding Inc. (“Parent”) acquired 100% of the outstanding stock of SquareTwo and its subsidiaries (the “Acquisition”). The accompanying condensed consolidated financial statements reflect Parent’s basis in SquareTwo. SquareTwo’s subsidiaries purchase domestic and Canadian charged-off receivables (referred to herein as “purchased debt”).

SquareTwo itself is not a debt collector, but serves as a licensor of a network of independent attorney-based franchises which pursue proceeds on debt placed by the Company for a servicing fee.  We refer to our network of independent attorney-based franchises as our “Partners Network” or our “Partners.”  In addition to our Partners network, we also utilize certain specialized collection agencies and an extensive network of local law firms that complement the focus and geographic coverage of our Partners Network.  Collectively, our Partners Network, certain specialized collection agencies, and local law firms are referred to as our “United Network.”

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2011, its condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, its condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the three months ended March 31, 2011, and its condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.  The condensed consolidated statement of operations of the Company for the three months ended March 31, 2011 may not be indicative of future results.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Registration Statement on Form S-4 (File Number 333-170734) filed with the Securities & Exchange Commission on March 4, 2011 and effective March 11, 2011 (the “Registration Statement”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company are prepared in accordance with GAAP and include the accounts of SquareTwo Financial Corporation and its subsidiaries. SquareTwo Financial Corporation owns the following subsidiaries: ReFinance America, Ltd.; CACV of Colorado, LLC; CACH, LLC; Collect Air, LLC; Healthcare Funding Solutions, LLC; SquareTwo Financial Commercial Funding Corporation, and Collect America of Canada, LLC. Collect America of Canada, LLC has a wholly-owned subsidiary, SquareTwo Financial Canada Corporation, which has a majority ownership interest in CCL Financial Inc. CCL Financial Inc. is a consolidated entity of the Company. As previously disclosed, Parent owns 100% of the outstanding equity of SquareTwo and all other Parent investments are dormant. All material expenses incurred by Parent on SquareTwo’s behalf have been allocated to SquareTwo and are reflected in the condensed consolidated financial statements of SquareTwo. Inactive companies are not listed. All significant intercompany transactions and balances have been eliminated in consolidation.

Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of operations, assets, and use of technology. Revenues derived outside of the United States were $3,350 and $1,157 for the three months ended March 31, 2011 and 2010, respectively.

Change in Accounting Estimate

During the quarter ended June 30, 2010 the Company implemented a prospective change in estimate regarding the period of time it forecasts future cash flows associated with its purchased debt from a 72 month period to a 108 month period. This change is supported by multiple years of historical proceeds on purchased debt assets that extend beyond the previously forecasted 72 month period. This change increased the operating income and net income line items in our consolidated statements of operations, and increased our purchased debt, net line item in the consolidated balance sheets, by approximately $2.0 million during the three months ended June 30, 2010. The Company has determined it is impracticable to estimate the impact for the three months ended March 31, 2011.

Stock-Based Compensation

The Company periodically grants stock options to employees, officers, directors, and franchisees. Stock options granted to employees, officers, directors, and franchisees are options on the equity of Parent. Stock compensation expense recognized in the three months ended March 31, 2011 and 2010, respectively, is immaterial to the financial statements.

Earnings Per Share

The Company does not report net income or loss of the Company on a per share basis due to its equity being privately held.

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued guidance which expands on the required disclosures about the credit quality of financing receivables and their corresponding allowance for credit losses. The requirements are intended to enhance transparency regarding credit losses and the credit quality of finance receivables. Under the new guidance, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information and impaired financing receivables are to be presented by asset class. The disclosures are to be presented at the level of disaggregation that the Company uses when determining allowance charges. This guidance is effective on a prospective basis for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted the guidance on December 31, 2010, and included the required disclosures in Note 3.

In December 2010, the FASB issued guidance clarifying the two-step methodology for goodwill impairment calculations when an entity has a reporting unit that has zero or a negative carrying value. In the instance that an entity that has a reporting unit with zero or a negative carrying value, the guidance states the entity is required to skip to the second step of the two-step goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance on January 1, 2011 did not impact the Company’s financial position or results of operations.

3. Purchased Debt

Revenue Recognition from Purchased Debt

Purchased debt represents receivables that have been charged-off as uncollectible by the originating organization and that may or may not have been subject to previous collection efforts. Through its subsidiaries, the Company purchases the rights to the unrecovered balances owed by individual debtors.

The Company’s subsidiaries purchase charged-off receivables from various financial institutions at a substantial discount from face value and record the purchase at the Company’s cost to acquire the portfolio. Financing for purchases is primarily provided by the Company’s line of credit and operating cash flow.

Since January 1, 2005, we have accounted for our purchased debt under the guidance of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Under ASC 310-30, static pools of purchased debt may be established and accounted for under either the interest method of accounting (referred to by us as “level yield”) or the cost recovery method of accounting. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition, and is accounted for as a single unit for the recognition of income, reduction of carrying value and any valuation allowance. Once a static pool is established, individual accounts are not added to or removed from the pool unless sold to a third party or recoursed back to the seller. Purchased debt accounted for under our level yield method of accounting is pooled each quarter, whereas purchased debt accounted for under cost recovery is pooled by each individual purchase. The cost recovery method prescribed by ASC 310-30 is required when future cash proceeds on a particular purchase cannot be reasonably predicted in timing or amount. Purchased debt accounted for under the cost recovery method comprises all Canadian, commercial, medical, and student loan purchases, and any other asset class for which we do not have the necessary experience to forecast the timing and amount of cash flows. For purchased debt which we believe that we can reasonably forecast the timing and amount of our cash proceeds, we utilize the level yield method.

Level Yield Method

Beginning January 1, 2007, most of our purchased debt has been accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on our balance sheet) based on an estimated gross internal rate of return (“IRR”) for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool, which is based on our estimated remaining proceeds, or ERP, for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool’s IRR is typically determined using an expected life of 60 to 108 months. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

Purchased debt portfolios accounted for under the level yield method are accumulated into static pools on a quarterly basis. Cash proceeds on a pool that are greater than the revenue recognized in accordance with the established IRR will reduce the carrying value of the static pool. Cash proceeds on a pool that are lower than the revenue recognized in accordance with the established IRR will increase the carrying value of the static pool as required by ASC 310-30. However, this generally results in recording an offsetting current period allowance charge. In the initial month of each purchase during the quarter of a pool’s formation if cash received for a level yield pool is less than the amount of revenue that would be recognized under level yield, revenue is limited to cash received.

The expected trends of each pool are analyzed at least quarterly. If these trends are different than the original estimates, certain adjustments may be required. Each quarter, we use our estimated remaining proceeds, or ERP, to determine our estimate of future cash proceeds for each pool. We then use all factors available, such as the types of assets within the pool, our experience with those assets, the age of the pool, any recent fluctuations in our recovery rates from the various channels we collect from, and where that pool is in its own collection life cycle. We use these factors for each static pool to determine a range of future proceeds, which becomes smaller as we gain more experience with each static pool. We determine our best estimate of future proceeds within that range, which may be used for adjustments to our revenue recognition or for our determination of allowance charges.

Using our best estimate of future proceeds, if we estimate a reduction or delay in the receipt of the aggregate future cash proceeds on a pool, a valuation allowance may be recognized and the original IRR remains unchanged. The valuation allowance is determined to the extent that the present value (using the established IRR) of the revised future cash proceeds is less than the current carrying value of the pool. If we estimate an increase in the aggregate future cash proceeds or an acceleration of the timing of future cash proceeds on a pool, the IRR may be increased prospectively to reflect revised best estimates of those future cash proceeds over the remaining life of the pool. If there was a previous valuation allowance taken, reversal of the previously recognized valuation allowance occurs prior to any increases to the IRR. ASC 310-30 requires that each pool be evaluated independently and does not allow netting across pools. Thus, even in periods of increasing cash proceeds for our entire purchased debt portfolio, we may be required to record a valuation allowance. Allowance charges for purchased debt are included as adjustments to the revenues on purchased debt, net line item in the condensed consolidated statements of operations.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less servicing fees paid to the United Network are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a servicing fee paid to the United Network, there is a corresponding dollar recorded as revenue in the purchased debt, net line item in the condensed consolidated statement of operations (i.e. the expense and revenue amounts are equal). Once the purchase’s carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the collection expenses on purchased debt line item in the condensed consolidated statements of operations. As compared to the level yield method of accounting, the cost recovery method of accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

We assess our purchased debt accounted for under the cost recovery method at least annually, or more frequently if necessary, to determine if a valuation allowance is necessary. If the carrying value of a purchase is greater than our best estimate of future cash proceeds, excluding court cost recoveries, net of the fees expected to be paid to the United Network for that purchase, we record a valuation allowance for the difference. In the instance that our best estimate of future cash proceeds, excluding court cost recoveries, increases for a cost recovery purchase that has a valuation allowance that was previously recorded, we may reverse the valuation allowance. Similar to our process to determine our revenue recognition, or allowance charges for our level yield pools as described above, we use all factors available, and our estimated remaining proceeds to determine our best estimate of future cash proceeds for our purchased debt accounted for under the cost recovery method.

Changes in purchased debt, net for the three months ended March 31, 2011 and 2010 is as follows:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$211,202	$260,478	$14,492	$13,820	$225,694	$274,298
Purchases	56,370	37,382	7,185	1,890	63,555	39,272
Change in allowance	(5,869)	(7,399)	—	100	(5,869)	(7,299)
Proceeds applied to purchased debt principal	(42,619)	(37,197)	(5,607)	(3,287)	(48,226)	(40,484)
Other(1)	—	—	72	(48)	72	(48)
Balance at end of period	$219,084	$253,264	$16,142	$12,475	$235,226	$265,739

(1)                                  Other includes impacts of the Company’s recovery of step-up in basis, franchises asset purchase program, and currency translation on purchased debt. The step-up in basis is a result of fair value adjustments from the Acquisition, and has a net remaining carrying value of $433 as of March 31, 2011.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal for the three months ended March 31, 2011 and 2010:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Proceeds	$85,786	$67,348	$22,509	$22,575	$108,295	$89,923
Less: Gross revenue recognized	43,167	30,151	15,672	17,743	58,839	47,894
Cost recovery court costs recoveries(1)	—	—	1,230	1,545	1,230	1,545
Proceeds applied to purchased debt principal	42,619	37,197	5,607	3,287	48,226	40,484
	$—	$—	$—	$—	$—	$—

(1)                                  Cost recovery court cost recoveries are recorded as a contra expense in the collection expenses on purchased debt line item in the condensed consolidated statements of operations.

The following table shows a reconciliation of gross revenue recognized to purchased debt revenues, net for the three months ended March 31, 2011 and 2010:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Gross revenue recognized	$43,167	$30,151	$15,672	$17,743	$58,839	$47,894
Purchased debt royalties	1,469	838	489	464	1,958	1,302
Change in valuation allowance	(5,869)	(7,399)	—	100	(5,869)	(7,299)
Other(1)	—	—	(248)	(422)	(248)	(422)
Purchased debt revenue, net	$38,767	$23,590	$15,913	$17,885	$54,680	$41,475

(1)                                  Other items relate to the recovery of step-up in basis, franchise asset purchase program and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

The following table shows detail of the Company’s purchases during the three months ended March 31, 2011 and 2010:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Purchase price	$56,370	$37,382	$7,185	$1,890	$63,555	$39,272
Face value	776,636	651,035	151,544	282,608	928,180	933,643
% of face	7.3%	5.7%	4.7%	0.7%	6.8%	4.2%

Based upon initial projections, cash proceeds expected to be received on purchased debt accounted for under the level yield method and acquired during the three months ended March 31, 2011 are as follows:

Cash proceeds expected
2011 (includes actuals from the first quarter)	$52,627
2012	33,890
2013	22,858
2014	10,384
2015	5,267
2016	2,860
2017	1,467
2018	248
Total cash proceeds expected	$129,601

Accretable yield represents the difference between our estimated remaining proceeds of our purchased debt accounted for under the level yield method and the carrying value of those assets at March 31, 2011 and 2010. The estimated remaining proceeds are used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in our accounting policy for the level yield method earlier in this footnote.

In the three months ended March 31, 2011, the Company purchased $56,370 in purchased debt that qualified for level yield accounting and expects to receive $129,601 in proceeds over the life of the pool. The accretable yield for the 2011 purchases is $73,231, or the expected remaining proceeds less the purchase price. The nonaccretable yield for the 2011 purchases is $0.6 billion, the difference between the expected proceeds and the face value of the purchased debt acquired in 2011. Reclassifications from nonaccretable yield to accretable yield primarily result from the Company’s increase in its estimate of future proceeds (i.e. the Company expects a greater amount of proceeds). Reclassifications to nonaccretable yield from accretable yield result from allowance charges that exceed the Company’s increase in its estimate of future proceeds (i.e. the Company expects less proceeds).

The following is the change in accretable yield for the three months ended March 31, 2011 and 2010:

	March 31,
	2011	2010
Balance at beginning of period	$304,963	$302,998
Impact from revenue recognized on purchased debt, net	(37,298)	(22,752)
Additions from current year purchases	73,231	31,343
Reclassifications (to)/from nonaccretable difference	12,421	(9,332)
Balance at end of period	$353,317	$302,257

The change in the valuation allowance for the Company’s purchased debt during the three months ended March 31, 2011 and 2010 is as follows:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$123,801	$57,079	$8,488	$8,733	$132,289	$65,812
Allowance charges recorded (reversed)	5,869	7,399	—	(100)	5,869	7,299
Balance at end of period	$129,670	$64,478	$8,488	$8,633	$138,158	$73,111

4. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s Partners Network and were identified as part of purchase accounting at the date of the Acquisition. The Company reviews its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate review.

The following is a summary of intangibles:

	March 31, 2011	December 31, 2010
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	March 31, 2011			December 31, 2010
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	7.0%	$128,775	April 2014	7.0%	$106,226	April 2014
Line of Credit CAD	7.0%	5,553	April 2014	7.0%	5,114	April 2014
Total Line of Credit		$134,328			$111,340

(1)                                  Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of March 31, 2011 and December 31, 2010. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

On April 7, 2010, SquareTwo Financial Corporation, Parent and certain of SquareTwo Financial Corporation’s subsidiaries entered into a new revolving credit facility agreement. The Company incurred and capitalized $5.3 million of costs associated with this facility. The remaining unamortized costs of this facility were $4,029 and $4,363 at March 31, 2011 and December 31, 2010, respectively, and are included in the other assets line on the condensed consolidated balance sheets.  The new revolving credit facility provides maximum financing commitments of $185 million, subject to a borrowing base, and provided the loan parties certain rights to obtain an increase of commitments by up to $15 million. At March 31, 2011, our availability under the line of credit was $50.1 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	March 31, 2011		December 31, 2010
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $4,327 and $4,506 unamortized discount	11.625%	$285,673	11.625%	$285,494	April 2017
Other Notes Payable	6.33 - 8.00%	4,402	6.33 - 8.00%	4,514	2012 - 2021
Total Notes Payable		$290,075		$290,008

(1)                                  Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of March 31, 2011 and December 31, 2010.

Concurrently with the closing of the new revolving credit facility, the Company issued $290.0 million in aggregate principal amount of 11.625% Senior Second Lien Notes (the “Second Lien Notes”) and received $285.0 million in proceeds prior to transaction costs. The Company incurred and capitalized $8.9 million of costs associated with the issuance of the Second Lien Notes. The remaining unamortized costs of this facility were $7,669 and $7,989 at March 31, 2011 and December 31, 2010, respectively, and are included in the other assets line on the condensed consolidated balance sheet.  The Second Lien Notes will mature on April 1, 2017. They are guaranteed on a senior secured basis by substantially all of SquareTwo’s existing and future domestic subsidiaries, and the guarantees are secured by a second priority lien on substantially all of the Company’s and the guarantors’ assets. On March 4, 2011, the Company filed the Registration Statement with the SEC to register the Second Lien Notes under the Securities Act of 1933.  See Note 10 for additional discussion of the Second Lien Notes.

The Company has accrued interest on notes payable of $16,856 and $8,428 at March 31, 2011 and December 31, 2010, respectively, which are included in the accrued expenses and other liabilities line item on the condensed consolidated balance sheets. Cash equal to the accrued interest at March 31, 2011 of $16.9 million was held for payment of interest on our Second Lien Notes and is included in restricted cash on the condensed consolidated balance sheet.

Covenants

The senior revolving credit facility and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of March 31, 2011, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Second Lien Notes.

6. Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•      Level 1—Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•      Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•      Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table displays the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2011		December 31, 2010
	Carrying amounts	Estimated fair value	Carrying amounts	Estimated fair value
Purchased debt(1)	$235,226	$522,985	$225,694	$489,520
Line of credit	134,328	134,328	111,340	111,340
Notes payable(2)	290,075	299,840	290,008	290,008

(1)           The Company’s purchased debt has been determined using our estimated remaining proceeds discounted using an appropriate discount rate for its required return.

(2)                                The estimated fair value of notes payable, excluding the Second Lien Notes, approximates carrying value.  We use recently observed available market trading metrics to estimate fair value of the Second Lien Notes.

The carrying values of cash and cash equivalents, accounts receivable and payable, accrued expenses, and notes receivable are considered to approximate fair value due to the short-term nature of these instruments.

Purchased Debt Receivables

The Company initially records purchased debt receivables at cost. The Company computes the fair value of these receivables in connection with an allowance charge by discounting the future cash flows generated by its proprietary forecasting model using the IRR. This fair value calculation, only performed for the Company’s purchased debt assets accounted for under the level yield method, is used to determine if the Company’s purchased debt assets require an allowance charge on a pool by pool basis. In the instance that a level yield pool requires an allowance charge, it is written down to its fair value on the condensed consolidated balance sheets. Unless all level yield pools require allowance charges at any reporting date, the fair value of the Company’s purchased debt is generally greater than its carrying value. Approximately $80.1 million and $69.5 million of the Company’s purchased debt asset are classified as Level 3 assets as of March 31, 2011, and December 31, 2010, respectively, due to a portion of the respective reporting date balance being recorded at fair value as a result of allowance charges. For additional information on allowance charges on the Company’s purchased debt assets see Note 3.

At March 31, 2011 and December 31, 2010, $16.1 million and $14.5 million of the purchased debt receivable balance was accounted for under the cost recovery method. The Company accounts for these receivables on the cost recovery method as it cannot reasonably forecast the future cash flows in timing and amount. The Company has determined the fair value of its purchased debt by discounting the future cash flows generated by its proprietary forecasting model associated with these assets using a risk-adjusted discount rate.

Line of Credit and Notes Payable

The Company has a revolving line of credit and several notes payable.  The majority of these instruments have terms that represent recently negotiated borrowing rates.  As a result, the Company believes the carrying values of these instruments, excluding the Second Lien Notes, approximate fair value as of March 31, 2011 and December 31, 2010.  We use recently observed available market trading metrics to estimate fair value of the Second Lien Notes.   These instruments are described more fully in Note 5.

7. Income Taxes

For financial statement reporting purposes, the Company is treated as a stand-alone entity, and therefore all components of the (provision for) benefit from income taxes as well as the deferred tax assets and liabilities recognized herein reflect only the financial results and position of SquareTwo. For income tax purposes, the Company is included in the consolidated return of Parent. Parent files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Parent’s U.S. federal income tax returns were last audited for the tax year ended December 31, 2004, and Parent potentially remains subject to examination for all tax years ended on or after December 31, 2005.

During the three months ended March 31, 2011, the Company recorded a valuation allowance of $2.4 million against certain deferred tax assets including federal and state net operating losses, which may not be utilized within the statute of limitations. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $9.4 million at March 31, 2011 is attributable to the deferred tax liability associated with the Company’s indefinite lived Partners Network intangible asset and a deferred tax asset associated with the book-to-tax basis differences on Canadian assets. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

For the three months ended March 31, 2011, the combined state, federal and Canadian tax rate from operations was an expense of 12.2%, which primarily relates to our Canadian operations. The difference between the total income tax expense and the income tax benefit computed using the statutory rate of 35% resulted primarily from the change in the valuation allowance.

In 2009, Parent received the Internal Revenue Service’s consent to change its accounting method for tax purposes related to court costs, allowing it to deduct payments for its court costs in the year incurred, which is consistent with the Company’s accounting for its court costs under GAAP. As a result, Parent filed amended federal and state returns for the years ended December 31, 2007 and 2006, and also filed carryback claims to the year ended December 31, 2005. The net effect of the amended filings was the taxes receivable balance of $18.5 million recognized by the Company at December 31, 2009 relating primarily to the federal refunds due to Parent. Certain of those federal returns remain subject to a review by the Internal Revenue Service, and the amount of refunds outstanding at March 31, 2011 was $15.4 million. Due to the Company being consolidated with Parent for income tax reporting, the refunds are due to Parent but are reflected as a receivable of the Company in the Company’s condensed consolidated financial statements.

8. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally cancelled by the Company at its discretion with 60 days’ notice. At March 31, 2011, the Company had obligations outstanding to purchase up to $866.0 million in face value of debt at an aggregate price of $66.8 million during the next year under forward flow purchase agreements.

Litigation

The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of pending legal proceedings will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company.

9. Supplemental Guarantor Information

The payment obligations under the Second Lien Notes (see Note 5) are fully and unconditionally guaranteed on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) existing and future domestic subsidiaries (“Guarantor Subsidiaries”) that guarantee, or are otherwise obligors with respect to, indebtedness under the Borrower’s senior revolving credit facility. The Second Lien Notes are not guaranteed by Parent.

The condensed consolidating financial information presented below reflects information regarding the Borrower, the issuer of the Second Lien Notes, the Guarantor Subsidiaries, and all other subsidiaries of the Borrower (“Non-Guarantor Subsidiaries”). This basis of presentation is not intended to present the financial condition, results of operations or cash flows of the Company, the Borrower, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. The condensed consolidating information is prepared in accordance with the same accounting policies as are applied to the Company’s condensed consolidated financial statements except for accounting for income taxes of the Guarantor Subsidiaries, which is reflected entirely in the Borrower’s financial statements as all material Guarantor Subsidiaries are disregarded entities for tax purposes and are combined with the Borrower in the consolidated income tax return of Parent.

The presentation of the Borrower’s financial statements represents the equity method of accounting for the Guarantor and Non-Guarantor Subsidiaries. The results of operations of the Guarantor and Non-Guarantor Subsidiaries reflects certain expense allocations from the Borrower, which are made in relation to the intercompany balances and the intercompany usage of the Borrower’s assets.

Effective January 1, 2011, the Company changed the allocation methodology of certain revenues and expenses between the Borrower and the Guarantor Subsidiaries.  The change does not affect the net income of either the Borrower or the Guarantor Subsidiaries, and it has no impact on the revenues, expenses, or net income of the Non-Guarantor Subsidiaries.  For comparability purposes, the information presented for the quarter ended March 31, 2010 is being presented consistent with the new methodology and not with the methodology utilized in the Company’s filing for the year ended December 31, 2010.

Consolidating Balance Sheets

	March 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1	$47	$1,927	$—	$1,975
Restricted cash	18,754	11,358	—	—	30,112
Receivables:
Contingent clients	212	265	—	—	477
Trade, net of allowance for doubtful accounts	582	12	90	—	684
Notes receivable, net of allowance for doubtful accounts	829	(48)	—	—	781
Taxes receivable	15,878	—	—	(514)	15,364
Purchased debt, net	433	228,158	6,635	—	235,226
Property and equipment, net	22,487	54	41	—	22,582
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	15,551	933	24	—	16,508
Investment in subsidiaries	239,635	—	—	(239,635)	—
Total assets	$485,141	$240,779	$9,286	$(240,149)	$495,057
Liabilities and stockholder’s equity
Payables:
Contingent clients	$604	$286	$—	$—	$890
Accounts payable, trade	2,445	22	339	—	2,806
Payable from trust accounts	1,302	520	—	—	1,822
Payable to Borrower	—	322,040	—	(322,040)	—
Taxes payable	—	—	514	(514)	—
Accrued expenses and other liabilities	28,305	51	53	—	28,409
Deferred tax liability	9,438	—	(5)	—	9,433
Line of credit	128,775	—	5,553	—	134,328
Notes payable, net of discount	287,294	—	2,781	—	290,075
Obligations under capital lease agreements	1,467	—	—	—	1,467
Total liabilities	459,630	322,919	9,235	(322,554)	469,230
Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	189,606	(1,101)	2,195	(1,094)	189,606
Accumulated deficit	(164,095)	(81,039)	(2,460)	83,499	(164,095)
Accumulated other comprehensive loss	—	—	(83)	—	(83)
Total equity before noncontrolling interest	25,511	(82,140)	(348)	82,405	25,428
Noncontrolling interest	—	—	399	—	399
Total equity	25,511	(82,140)	51	82,405	25,827
Total liabilities and stockholder’s equity	$485,141	$240,779	$9,286	$(240,149)	$495,057

	December 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$(254)	$77	$2,041	$—	$1,864
Restricted cash	2,879	9,080	—	—	11,959
Receivables:
Contingent clients	223	240	—	—	463
Trade, net of allowance for doubtful accounts	528	(37)	49	—	540
Notes receivable, net of allowance for doubtful accounts	920	(48)	—	—	872
Taxes receivable	15,946	—	—	(251)	15,695
Purchased debt, net	522	220,810	4,362	—	225,694
Property and equipment, net	21,812	65	43	—	21,920
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	15,696	628	25	—	16,349
Investment in subsidiaries	228,682	—	—	(228,682)	—
Total assets	$457,733	$230,815	$7,089	$(228,933)	$466,704
Liabilities and stockholder’s equity
Payables:
Contingent clients	$676	$311	$—	$—	$987
Accounts payable, trade	790	18	246	—	1,054
Payable from trust accounts	1,652	243	—	—	1,895
Payable to Borrower	—	304,770	—	(304,770)	—
Taxes payable	—	—	251	(251)	—
Accrued expenses and other liabilities	19,623	79	45	—	19,747
Deferred tax liability	9,438	—	(5)	—	9,433
Line of credit	106,226	—	5,114	—	111,340
Notes payable, net of discount	287,173	—	2,835	—	290,008
Obligations under capital lease agreements	1,315	—	—	—	1,315
Total liabilities	426,893	305,421	8,486	(305,021)	435,779
Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	189,528	1,591	2,113	(3,704)	189,528
Accumulated deficit	(158,688)	(76,197)	(3,595)	79,792	(158,688)
Accumulated other comprehensive loss	—	—	(126)	—	(126)
Total equity before noncontrolling interest	30,840	(74,606)	(1,608)	76,088	30,714
Noncontrolling interest	—	—	211	—	211
Total equity	30,840	(74,606)	(1,397)	76,088	30,925
Total liabilities and stockholder’s equity	$457,733	$230,815	$7,089	$(228,933)	$466,704

Consolidating Statements of Operations

	Three Months Ended March 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$1,846	$49,589	$3,245	$—	$54,680
Contingent debt	955	250	90	—	1,295
Other revenue	29	16	38	—	83
Total revenues	2,830	49,855	3,373	—	56,058
Expenses
Collection expenses on:
Purchased debt	—	35,358	1,084	—	36,442
Contingent debt	887	13	—	—	900
Other direct operating expenses	—	409	—	—	409
Salaries and payroll taxes	1,150	4,829	158	—	6,137
General and administrative	680	2,541	122	—	3,343
Depreciation and amortization	12	1,133	3	—	1,148
Total expenses	2,729	44,283	1,367	—	48,379
Operating income	101	5,572	2,006		7,679
Other expense
Interest expense	1,667	10,418	149	—	12,234
Other	98	—	—	—	98
Total other expense	1,765	10,418	149	—	12,332
Income (loss) before income taxes	(1,664)	(4,846)	1,857		(4,653)
Income tax benefit (expense)	(32)	—	(534)	—	(566)
Income from subsidiaries	(3,711)	—	—	3,711	—
Net income (loss)	(5,407)	(4,846)	1,323	3,711	(5,219)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	188	—	188
Net income (loss) attributable to SquareTwo	$(5,407)	$(4,846)	$1,135	$3,711	$(5,407)

	Three Months Ended March 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$1,177	39,275	1,023	—	$41,475
Contingent debt	4,504	397	112	—	5,013
Other revenue	305	31	27	—	363
Total revenues	5,986	39,703	1,162	—	46,851
Expenses
Collection expenses on:
Purchased debt	—	25,154	312	—	25,466
Contingent debt	3,685	24	—	—	3,709
Other direct operating expenses	(1)	756	—	—	755
Salaries and payroll taxes	1,957	3,609	313	—	5,879
General and administrative	893	2,158	90	—	3,141
Depreciation and amortization	37	1,154	220	—	1,411
Total expenses	6,571	32,855	935	—	40,361
Operating income (loss)	(585)	6,848	227	—	6,490
Other expense
Interest expense	2,456	7,857	192	—	10,505
Other	23	—	—	—	23
Total other expense	2,479	7,857	192	—	10,528
Income (loss) before income taxes	(3,064)	(1,009)	35	—	(4,038)
Income tax benefit (expense)	1,493	—	—	—	1,493
Income from subsidiaries	(974)	—	—	974	—
Net income (loss)	(2,545)	(1,009)	35	974	(2,545)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to SquareTwo	(2,545)	(1,009)	35	974	$(2,545)

Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(5,407)	$(4,846)	$1,323	$3,711	$(5,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12	1,133	3	—	1,148
Amortization of loan origination fees and debt discount	834	—	—	—	834
Recovery of step-up in basis of purchased debt	90	—	—	—	90
Change in valuation allowance of purchased debt	—	5,869	—	—	5,869
Expenses for stock options	52	26	—	—	78
Other non-cash expense	496	48	2	—	546
Equity in subsidiaries	3,711	—	—	(3,711)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	67	—	248	—	315
Restricted cash	(15,875)	(2,278)	—	—	(18,153)
Other assets	(1,049)	(508)	41	—	(1,516)
Accounts payable and accrued liabilities	9,913	227	96	—	10,236
Net cash provided by (used in) operating activities	(7,156)	(329)	1,713	—	(5,772)
Investing activities
Investment in purchased debt	—	(57,740)	(5,815)	—	(63,555)
Proceeds applied to purchased debt principal	—	44,523	3,703	—	48,226
Net proceeds from (investments in) notes receivable	91	—	—	—	91
Investment in subsidiaries	(13,516)	—	—	13,516	—
Purchases of property and equipment including capitalized interest	(1,423)	—	—	—	(1,423)
Net cash provided by (used in) investing activities	(14,848)	(13,217)	(2,112)	13,516	(16,661)
Financing activities
Proceeds from (repayment of) investment by parent, net	—	13,516	—	(13,516)	—
Payments on notes payable, net	(59)	—	(54)	—	(113)
Proceeds from lines-of-credit	120,827	—	5,382	—	126,209
Payments on lines-of-credit	(98,278)	—	(5,106)	—	(103,384)
Payments on capital lease obligations	(231)	—	—	—	(231)
Net cash provided by (used in) financing activities	22,259	13,516	222	(13,516)	22,481
Increase (decrease) in cash and cash equivalents	255	(30)	(177)	—	48
Impact of foreign currency translation on cash	—	—	63	—	63
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$1	$47	$1,927	$—	$1,975
Supplemental disclosure of cash flow information
Cash paid for interest	$2,178	$607	$141	$—	$2,926
Cash paid (received) for income taxes	(35)	—	270	—	235
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$385	$—	$—	$—	$385

	Three Months Ended March 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(2,545)	$(1,009)	$35	$974	$(2,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37	1,154	220	—	1,411
Amortization of loan origination fees	251	—	1	—	252
Recovery of step-up in basis of purchased debt	191	—	—	—	191
Change in valuation allowance of purchased debt	—	7,294	5	—	7,299
Expenses for stock options	43	417	—	—	460
Other non-cash expense	631	35	—	—	666
Deferred tax benefit	(1,539)	—	—	—	(1,539)
Paid in kind interest	366	2,275	—	—	2,641
Equity in subsidiaries	974	—	—	(974)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	2,526	—	—	—	2,526
Restricted cash	(242)	140	—	—	(102)
Other assets	(755)	11	19	—	(725)
Accounts payable and accrued liabilities	(598)	(70)	8	—	(660)
Net cash provided by (used in) operating activities	(660)	10,247	288	—	9,875
Investing activities
Investment in purchased debt	—	(40,482)	1,210	—	(39,272)
Proceeds applied to purchased debt principal	—	41,504	(1,020)	—	40,484
Net proceeds from (investments in) notes receivable	46	(26)	—	—	20
Investment in subsidiaries	11,240	—	—	(11,240)	—
Purchases of property and equipment including capitalized interest	(1,356)	(10)	—	—	(1,366)
Net cash provided by (used in) investing activities	9,930	986	190	(11,240)	(134)
Financing activities
Proceeds from (repayments of) investment by Parent, net	—	(11,240)	—	11,240	—
Payments on notes payable, net	(9,321)	—	(54)	—	(9,375)
Proceeds from lines-of-credit	88,954	—	2,399	—	91,353
Payments on lines-of-credit	(88,470)	—	(2,300)	—	(90,770)
Payments on capital lease obligations	(674)	—	—	—	(674)
Net cash provided by (used in) financing activities	(9,511)	(11,240)	45	11,240	(9,466)
Increase (decrease) in cash and cash equivalents	(241)	(7)	523	—	275
Impact of foreign currency translation on cash	—	—	(77)	—	(77)
Cash and cash equivalents at beginning of period	(264)	96	594	—	426
Cash and cash equivalents at end of period	$(505)	$89	$1,040	$—	$624
Supplemental disclosure of cash flow information
Cash paid for interest	$6,498	$973	$189	$—	$7,660
Cash received for income taxes	(2,482)	—	—	—	(2,482)
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$176	$—	$—	$—	$176

10. Subsequent Events

On April 8, 2011, the Company completed an exchange of all outstanding Second Lien Notes (“Old Notes”) for an equal principal amount of notes registered with the SEC under the Securities Act of 1933 (“New Notes”).  Other than the New Notes being registered, the terms of the New Notes and the Old Notes are substantially identical.  The exchange has no financial statement impact.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our Registration Statement on Form S-4 (File No. 333- 170734) that was declared effective by the Securities and Exchange Commission on March 11, 2011. We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information or otherwise.

Unless otherwise indicated, the terms (i) “SquareTwo,” “we,” “our,” “us” and the “Company” refer to SquareTwo Financial Corporation and all of its restricted subsidiaries on a consolidated basis, (ii) “SquareTwo Financial Corporation” refers to SquareTwo Financial Corporation and not to its parent company or any of its subsidiaries, and (iii) “Parent” refers to CA Holding, Inc. and not to any of its subsidiaries. You should read this discussion and analysis in conjunction with the condensed consolidated financial statements and notes that appear elsewhere in this Quarterly Report on Form 10-Q. Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during all periods presented.

Our Company

We are a leading purchaser of charged-off receivables in the accounts receivable management industry. Our primary business is the acquisition and management of charged-off consumer accounts receivable that we purchase from financial institutions, finance and leasing companies and healthcare providers. Charged-off accounts receivable, which we refer to as “charged-off receivables” or “accounts,” are defaulted accounts receivable that the credit issuers have charged-off as bad debt, but that remain subject to collection. We refer to a group of accounts as a “portfolio,” and, once purchased, we refer to our owned charged-off receivables as our “purchases” or “purchased debt.” We believe that we are one of the largest purchasers of “fresh” charged-off credit card receivables in the U.S. Fresh charged-off credit card receivables are generally 180-210 days past due at the time of sale and typically have not been subject to previous collection attempts by a third-party collection agency.

Our business model leverages our analytical expertise, technology platform, operational know-how and our exclusive network of independent attorney-based franchises to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt; however, we also manage collection efforts on behalf of other owners of charged-off receivables that place accounts with us on a fee-for-service basis (referred to in this MD&A section as “contingent debt”). We are dedicated to treating debtors fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to March 31, 2011, we have invested approximately $1.7 billion in the acquisition of charged-off receivables, representing over $27.2 billion of face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our domestic invested dollars.

Based on our proprietary analytic models, which utilize historical data as well as current account level data and economic, pricing and collection trends, we expect that our owned charged-off receivables as of March 31, 2011 of $8.6 billion (active face value) will generate approximately $630.1 million in gross cash proceeds over the next nine years. We refer to this as Estimated Remaining Proceeds, or “ERP.” These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our Partners Network

Collection efforts on our purchased debt and contingent debt are primarily handled by our Partners Network, which consists of independent U.S. law firms and attorney-managed collection operations with which we have exclusive franchise relationships. Under the terms of our franchise agreements, our franchises license our proprietary technology and perform recovery work on our behalf, on an exclusive basis, for a fee per dollar collected. We allocate accounts to our franchises based on their performance and are under no obligation to provide accounts to any franchise. We believe that our account placement model is critical to our collection performance, as it motivates each franchise to optimize its efforts on its allocated accounts to receive additional placements of charged-off receivables on which to collect. In addition, because our franchise model is attorney-based, we have the ability to efficiently pursue litigation or legal action on our purchased debt. Even when not pursuing legal action, we believe that debtors generally take collection efforts by a law firm more seriously than those of a collection agency, which we believe enhances our collection rates. We believe that our attorney-based Partners Network promotes the highest ethical standards in the industry as our franchises maintain both SquareTwo’s stringent compliance standards as well as the obligations imposed by membership in the bar associations of the states in which their attorneys are licensed to practice law.

In addition to our Partners Network, we also utilize certain specialized collection agencies and an extensive network of local law firms that complement the focus and geographic coverage of our Partners Network. Collectively, our Partners Network, certain specialized collection agencies, and local law firms are referred to as our United Network.

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them for appropriate valuations. We have a dedicated business development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our decision science team to prepare pricing models and perform account level analysis. We purchase charged-off receivables from the majority of the largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our finance department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our internal investment committee, which determines the appropriate purchase price for the available portfolios. We typically target gross recoveries of 2.0x to 3.0x our initial investment over a nine year period of which we receive the majority within the first 36 months.

The following tables summarize the purchasing and cash proceeds activity for three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,			%
Purchasing Activity ($ in thousands)	2011	2010	$ Variance	Variance
Credit Card—Fresh
Face	$630,989	$667,403	$(36,414)	(5.5)%
Price	42,070	28,906	13,164	45.5%
Price (%)	6.7%	4.3%
Consumer Loans—Fresh
Face	193,014	128,916	64,098	49.7%
Price	17,416	8,227	9,189	111.7%
Price (%)	9.0%	6.4%
Credit Card—Other
Face	77,570	42,782	34,788	81.3%
Price	2,700	1,291	1,409	109.1%
Price (%)	3.5%	3.0%
Other(1)
Face	26,607	94,542	(67,935)	(71.9)%
Price	1,369	848	521	61.4%
Price (%)	5.1%	0.9%
Purchased Debt—total
Face	$928,180	$933,643	$(5,463)	(0.6)%
Price	63,555	39,272	24,283	61.8%
Price (%)	6.8%	4.2%
Contingent debt face placed	$5,795	$388,389	$(382,594)	(98.5)%

(1)                                  Other includes commercial, medical, and student loan purchased debt assets.

Total purchases were $63.6 million for the three months ended March 31, 2011, compared to $39.3 million for the three months ended March 31, 2010, an increase of $24.3 million or 61.8%. Our increased purchasing volumes in the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 are a result of our continued growth plans and market pricing that enables us to meet or exceed our underwriting return hurdles.  Market prices have risen when comparing the two periods presented, with the majority of this increase in price paid attributable to higher quality purchased debt acquired in the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. In addition, we continue to diversify into newer asset classes to broaden our portfolio base of assets.

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are voluntary non-legal collections, legal collections, the reimbursement of certain legal costs previously paid by us (which we refer to as court cost recoveries), sales of accounts, and returns of non-conforming accounts (which we refer to as recourse).

The following table summarizes the cash proceeds activity for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
Cash Proceeds ($ in thousands)	2011	2010	$ Variance	% Variance
Non-legal collections	$65,381	$36,503	$28,878	79.1%
Legal collections	27,165	26,917	248	0.9%
Other(1)	11,065	6,461	4,604	71.3%
Sales & recourse	4,684	20,042	(15,358)	(76.6)%
Total cash proceeds on purchased debt	108,295	89,923	18,372	20.4%
Contingent collections	3,807	15,429	(11,622)	(75.3)%
Total cash proceeds	$112,102	$105,352	$6,750	6.4%

(1)                              Other includes Canadian collections, medical collections, and court cost recoveries.

Total cash proceeds were $112.1 million for the three months ended March 31, 2011, compared to $105.4 million for the three months ended March 31, 2010, an increase of $6.8 million or 6.4%. This increase is a result of higher trailing purchasing volumes, as well as continued voluntary, non-legal collections on our older assets. Partially offsetting this increase is a decrease in sales as we are holding accounts longer to take advantage of improved liquidations on purchased debt and lower contingent collections related to lower placements of contingent accounts into our Partners Network.

Our Owned Portfolios

As of March 31, 2011, our active owned charged-off receivables totaled $8.6 billion in face value and consisted of approximately 3.3 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of March 31, 2011.

Account Type	# of Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card—Fresh	767	$5,657	$4,339	50.6%	$1,389	80.7%
Consumer Loans—Fresh	77	7,300	560	6.5%	51	3.0%
Credit Card—Other	369	3,186	1,175	13.7%	206	12.0%
Other(2)	2,105	1,188	2,501	29.2%	74	4.3%
Total/Average	3,318	$2,585	$8,575	100.0%	$1,720	100.0%

(1)                                  Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and has not been adjusted based on account activity since the original deployment dates.

(2)                                  Other includes commercial, medical, and student loan purchased debt assets.

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our owned charged-off receivables as of March 31, 2011, will generate a total of approximately $630.1 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2011	2012	2013	2014	2015	2016	2017	2018	Total
2004 and prior(1)	$5,812	$3,016	$387	$—	$—	$—	$—	$—	$9,215
2005	7,062	5,293	1,684	202	—	—	—	—	14,241
2006	9,754	8,447	3,947	966	146	—	—	—	23,260
2007	17,542	14,455	8,109	3,569	948	95	—	—	44,718
2008	33,476	25,555	12,320	7,141	3,061	467	6	—	82,026
2009	35,695	29,470	14,485	7,899	4,390	1,600	225	2	93,766
2010	72,123	86,530	44,580	22,378	11,866	7,361	2,683	248	247,769
2011 YTD	37,366	34,218	23,040	10,477	5,328	2,892	1,484	251	115,056
Total	$218,830	$206,984	$108,552	$52,632	$25,739	$12,415	$4,398	$501	$630,051
Cumulative Percent	34.7%	67.6%	84.8%	93.2%	97.3%	99.2%	99.9%	100.0%

(1)                                  Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2004.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2004 and prior(1)	$6,988	$2,059	$168	$—	$—	$—	$—	$—	$9,215
2005	8,830	4,239	1,085	87	—	—	—	—	14,241
2006	12,296	7,361	2,860	676	67	—	—	—	23,260
2007	22,103	12,354	6,874	2,730	615	42	—	—	44,718
2008	42,038	20,915	10,531	6,222	2,093	224	3	—	82,026
2009	45,375	24,284	12,475	6,754	3,692	1,089	97	—	93,766
2010	96,040	77,426	36,790	19,026	10,392	6,275	1,737	83	247,769
2011 YTD	46,153	33,072	18,808	8,711	4,528	2,568	1,094	122	115,056
Total	$279,823	$181,710	$89,591	$44,206	$21,387	$10,198	$2,931	$205	$630,051
Cumulative Percent	44.4%	73.3%	87.5%	94.5%	97.9%	99.5%	100.0%	100.0%

(1)                                  Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2004.

Sources of Revenue

Our primary sources of revenue is revenues recognized on our portfolio base of assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales and recourse, and royalty fees from collections on our purchased debt. We earn contingent debt revenue via the management of collection efforts through our Partners Network on behalf of other owners of charged-off receivables, for which we are paid a fee per dollar collected.  In addition to purchased debt revenues and contingent debt revenues, we have small amounts of other revenue, which represents certain miscellaneous revenue items from our Canadian and commercial subsidiaries, as well as franchise license fee income.

Expenses

Collection Expenses on Purchased Debt

Collection expenses on purchased debt represent the direct costs of collections related to our purchased debt. We do not directly employ consumer debt collectors on our domestic consumer purchased debt portfolio. Rather we use our United Network as the majority of our direct expenses represent the servicing fees that we pay on a percentage basis to our United Network based on their collections on our purchased debt. The servicing fee we pay to our United Network varies depending on the age and type of purchased debt and certain network performance targets. Collection expenses include court cost expenses for all purchased debt and are reduced by court cost recoveries for purchased debt accounted for under the cost recovery method.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt represent the direct cost of collections on our contingent debt and are predominantly comprised of the servicing fees paid to our Partners Network based on their collections on contingent debt.

Other Direct Operating Expenses

Other direct operating expenses represent other costs of collections primarily on purchased debt. Included in other direct operating expenses are certain costs related to communication, stock options of our Parent granted to our franchises, and miscellaneous operating legal costs.

Gross Profit (loss)

Gross profit (loss) represents total revenues less direct operating expenses on purchased debt and contingent debt.

Salaries and Payroll Taxes

Salaries and payroll taxes include all employment-related expenses, including salaries, wages, bonuses, insurance, payroll taxes and benefits.

General and Administrative

General and administrative expenses consist of rent, utilities, marketing, information technology, property taxes, office, travel and entertainment, accounting and payroll services, consulting fees, licenses, various other taxes and general insurance.

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the intangible value of our internally developed proprietary collection platforms, STARSTM and eAGLE, which are used by our Partners.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
$ in thousands	2011	2010	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$54,680	$41,475	$13,205	31.8%
Contingent debt	1,295	5,013	(3,718)	(74.2)%
Other revenue	83	363	(280)	(77.1)%
Total revenues	56,058	46,851	9,207	19.7%
Expenses
Collection expenses on:
Purchased debt	36,442	25,466	10,976	43.1%
Contingent debt	900	3,709	(2,809)	(75.7)%
Other direct operating expenses	409	755	(346)	(45.8)%
Total direct operating expenses	37,751	29,930	7,821	26.1%
Salaries and payroll taxes	6,137	5,879	258	4.4%
General and administrative	3,343	3,141	202	6.4%
Depreciation and amortization	1,148	1,411	(263)	(18.6)%
Total indirect expenses	10,628	10,431	197	1.9%
Total expenses	48,379	40,361	8,018	19.9%
Operating income	7,679	6,490	1,189	18.3%
Other expense:
Interest expense	12,234	10,505	1,729	16.5%
Other	98	23	75	NM (1)
Total other expense	12,332	10,528	1,804	17.1%
Loss before income taxes	(4,653)	(4,038)	(615)	(15.2)%
Total income tax benefit (expense)	(566)	1,493	(2,059)	(137.9)%
Net loss	$(5,219)	$(2,545)	$(2,674)	(105.1)%

(1)                                  Not meaningful.

Revenues

Total revenues, shown net of a non-cash valuation allowance, were $56.1 million for the three months ended March 31 2011, compared to $46.9 million for the three months ended March 31, 2010, an increase of $9.2 million or 19.7%.

Purchased Debt

Revenues recognized on purchased debt, net were $54.7 million for the three months ended March 31, 2011, compared to $41.5 million for the three months ended March 31, 2010, an increase of $13.2 million or 31.8%.  While the non-cash valuation allowance negatively impacted both periods, the impact on the three months ended March 31, 2011 was $5.9 million compared to $7.3 million during the three months ended March 31, 2010, a decrease of $1.4 million or 19.6%. The non-cash valuation allowance taken in the three months ended March 31, 2011 was primarily due to actual performance of the 2007 and 2008 quarterly pools being less than expectations.

Exclusive of the impact of the non-cash valuation allowance charges, purchased debt revenues were $60.5 million during the three months ended March 31, 2011, compared to $48.8 million during the three months ended March 31, 2011, an increase of $11.8 million, or 24.1%.  When excluding our non-cash valuation allowances recorded, this increase is predominantly driven by a $13.6 million increase in revenues on level yield assets, which was partially offset by a $1.9 million decrease in revenues on cost recovery assets.

The increase in level yield revenues is primarily due to the increases in weighted average monthly IRR from 3.9% to 6.0%, partially offset by the decrease in average carrying value of level yield purchased debt assets from $256.9 million in the three months ended March 31, 2010 to $215.1 million in the three months ended March 31, 2011.

During the three months ended March 31, 2011, as a result of over-performance relative to expectations, we increased our prospective expectations of future cash proceeds on seven different level yield pools.  As a result, we increased the IRRs on each of the seven pools, which contributed to an overall weighted average IRR increase for our level yield portfolio base when comparing the three months ended March 31, 2011 to the same period of the prior year.

The purchased debt revenues on our cost recovery assets decreased $1.9 million despite total proceeds on those assets remaining virtually flat. The decrease resulted from a higher proportion of proceeds applied to reduce cost recovery asset carrying values (higher amortization rates) as the composition of the cost recovery portfolio is more heavily weighed by newer purchases.

Contingent Debt

Revenue recognized on contingent debt was $1.3 million for the three months ended March 31, 2011, compared to $5.0 million for the three months ended March 31, 2010, a decrease of $3.7 million or 74.2%. This decrease occurred in connection with increased purchasing volumes and intentional reduction in our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Expenses

Total expenses were $48.4 million for the three months ended March 31, 2011, compared to $40.4 million for the three months ended March 31, 2010, an increase of $8.0 million or 19.9%.

Collection Expenses

Collection expenses on purchased debt were $36.4 million for the three months ended March 31, 2011, compared to $25.5 million for the three months ended March 31, 2010, an increase of $11.0 million or 43.1%. This increase was primarily due to an increase in purchased debt collections excluding sales and recourse proceeds to $103.6 million from $69.9 million, an increase of 48.3%.

Collection expenses on contingent debt were $0.9 million for the three months ended March 31, 2011, compared to $3.7 million for the three months ended March 31, 2010, a decrease of $2.8 million or 75.7%. This decrease is consistent with the change in revenues on contingent debt.

Interest Expense

Interest expense was $12.2 million for the three months ended March 31, 2011, compared to $10.5 million for the three months ended March 31, 2010, an increase of $1.7 million or 16.5%.

The increase in interest expense for the three months ended March 31, 2011 is due primarily to higher outstanding balances on the new line of credit and Senior Second Lien Notes, entered into in April 2010, compared to the revolving credit facility and notes payable in place during the three months ended March 31, 2010. The average outstanding balance on the revolving line of credit increased to $122.8 million during the three months ended March 31, 2011 from $116.4 million outstanding during the three months ended March 31, 2010, while the average outstanding balance on notes payable increased to $290.0 million from $244.5 million over the corresponding periods. During these two periods being compared, the weighted average interest rates for our currently and previously existing lines of credit and our notes payable are commensurate.

Income Tax Benefit (Expense)

Income tax expense was $0.6 million for the three months ended March 31, 2011, compared to an income tax benefit of $1.5 million for the three months ended March 31, 2010. This change is primarily driven by the loss before taxes and by a tax valuation allowance recorded against deferred tax assets during the period.  We had a loss before taxes of $4.7 million for the three months ended March 31, 2011 compared to $4.0 million for the three months ended March 31, 2010, an increase of $0.6 million or 15.2%.  Before any tax valuation allowance taken, our income tax benefit was $1.9 million in the three months ended March 31, 2011 compared to $1.5 million in the three months ended March 31, 2010, an increase of $0.4 million or 25.2%.  However, we recorded a valuation allowance of $2.4 million against certain deferred tax assets during the three months ended March 31, 2011 as a result of continued GAAP losses, compared to a valuation allowance of zero for the three months ended March 31, 2010. Income tax expense or benefit is presented net of any tax valuation allowance recorded.  Before the impact of the tax valuation allowance recorded, the effective tax rate did not materially change when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. The $0.6 million tax provision in 2011 relates primarily to our Canadian operations.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
Reconciliation of Net Loss to Adjusted EBITDA ($ in thousands)	2011	2010	$ Variance	% Variance
Net loss	$(5,219)	$(2,545)	$(2,674)	(105.1)%
Interest expense	12,234	10,505	1,729	16.5%
Interest income	(27)	(102)	75	73.5%
Income tax expense (benefit)	566	(1,493)	2,059	137.9%
Depreciation and amortization	1,148	1,411	(263)	(18.6)%
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	48,226	40,484	7,742	19.1%
Amortization of step-up of carrying value(2)	90	191	(101)	(52.9)%
Change in valuation allowance(3)	5,869	7,299	(1,430)	(19.6)%
Certain other or non-cash expenses
Stock option expense(4)	78	460	(382)	(83.0)%
Other(5)	481	98	383	NM (6)
Adjusted EBITDA	$63,446	$56,308	$7,138	12.7%

(1)                                  Cash proceeds applied to the carrying value of purchased debt rather than recorded as revenue.

(2)                                  Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of us by Parent.

(3)                                  Represents changes in non-cash valuation allowances on purchased debt.

(4)                                  Represents the non-cash expense related to option grants of Parent’s equity granted to our employees and franchisees.

(5)                                  Consistent with the covenant calculations within our revolving credit facility, Other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management L.P., certain transaction expenses, executive recruitment, and severance expense.

(6)                                  Not meaningful.

Supplemental Performance Data

Owned Portfolio Performance:

The following tables show certain data related to our purchased debt portfolios. These tables describe purchase price, cash proceeds, and related gross returns.

The gross return on investments, or ROIs, for 2006 through 2008 described below are lower than most of our historical multiples in the years prior as well as 2009 and 2010. These ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment that was predominantly related to purchase years 2006 through 2008. As a result, on a relative basis, our ROIs for these years are lower than other years. However, since 2009, our ROIs have returned to multiples that are more consistent with our historical performance.

U.S. Purchased Debt Portfolio as of March 31, 2011 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
1998	$2,226	$—	$—	0%	$4,281	$—	$4,281	1.92	x
1999	13,966	—	—	0%	24,471	—	24,471	1.75	x
2000	51,832	—	—	0%	111,421	—	111,421	2.15	x
2001	63,031	—	—	0%	152,281	—	152,281	2.42	x
2002	88,756	—	—	0%	216,562	238	216,800	2.44	x
2003	131,790	—	—	0%	371,410	2,690	374,100	2.84	x
2004	105,228	(415)	62	0%	321,990	6,287	328,277	3.12	x
2005	191,176	(1,362)	573	0%	404,258	14,241	418,499	2.19	x
2006	248,335	(2,548)	3,185	1%	413,651	23,260	436,911	1.76	x
2007	236,005	(62,276)	28,001	12%	304,972	44,718	349,690	1.48	x
2008	226,030	(71,363)	48,366	21%	262,898	82,026	344,924	1.53	x
2009	105,157	(175)	25,268	24%	133,363	93,766	227,129	2.16	x
2010	164,117	—	78,920	48%	132,677	247,769	380,446	2.32	x
2011	57,739	—	45,952	80%	15,996	115,056	131,052	2.27	x

(1)                                  Purchase price represents cost of each purchase.

(2)                                  Valuation allowance represents the total valuation allowance on our purchased debt, net of reversals.

(3)                                  Portfolio carrying value represents the book value of our purchased debt portfolios excluding the step-up in basis and certain other items.

(4)                                  Percentage of carrying value unamortized represents the carrying value divided by the purchase price.

(5)                                  Although we receive cash proceeds related to purchases with an age greater than 108 months, we do not forecast cash proceeds for these purchases beyond 108 months due to the unpredictable nature of those cash proceeds.

(6)                                  Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)                                  Gross ROI represents the total estimated proceeds divided by purchase price.

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

	U.S. Period of Proceeds ($ in thousands)
Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$2	$4,281
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	8	24,471
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	41	111,421
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	179	152,281
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	543	216,562
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	1,594	371,410
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	2,217	321,990
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	3,736	404,258
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	4,676	413,651
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	6,131	304,972
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	11,385	262,898
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	12,591	133,363
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	42,248	132,677
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	15,996	15,996
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$101,347	$2,870,231

We rely on consistent cash proceeds in each period to maintain our long-term growth plans. Collections are generally higher in the first quarter of the year due to income tax refunds, patterns of seasonal employment, and the impact of holiday consumer spending. In addition to seasonal collection patterns, 2009 cash proceeds were reduced due to our reduced investment activity. The following chart represents our historical proceeds by quarter.

Liquidity and Capital Resources

Working Capital and Seasonality

Our working capital requirements are typically consistent throughout the year except for the first quarter of each year when we historically tend to have higher collections. These higher collections are primarily driven by tax refunds, patterns of seasonal employment, and the impact of holiday spending. Our primary sources of working capital are cash flows from operations and bank borrowings. We use our working capital to purchase charged-off receivables, service our indebtedness, and fund our operations to ensure our long-term growth.

Under our current borrowing structure, we sweep all excess cash proceeds obtained from operations against our line of credit daily. As a result, we maintain minimal cash balances on hand, excluding our restricted cash.  We borrow from our line of credit only as needed to reduce overall interest costs on our outstanding borrowings. Therefore, we view our liquidity as our availability to borrow on our line of credit, which is subject to a borrowing base and described further in our condensed consolidated financial statements.

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally cancelled by the Company at its discretion with 60 days’ notice. At March 31, 2011, the Company had obligations outstanding to purchase up to $866.0 million in face value of debt at an aggregate price of $66.8 million during the next year under forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations, and our forward flow contracts, prospectively through the next twelve months. However, our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. As of March 31, 2011, our total availability under our line of credit was $50.1 million based on our borrowing base calculation.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our long-term indebtedness at March 31, 2011 and 2010 was $425.9 million and $359.8 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
$ in thousands	2011	2010	$ Variance	% Variance
Net cash provided by (used in) operating activities	$(5,772)	$9,875	$(15,647)	(158.5)%
Net cash used in investing activities	(16,661)	(134)	(16,527)	NM	(2)
Net cash provided by (used in) financing activities	22,481	(9,466)	31,947	NM	(2)
Increase in cash and cash equivalents(1)	$48	$275	$(227)	(82.5)%

(1)                                  Before foreign currency translation of $63 and $(77) as of March 31, 2011 and 2010, respectively.

(2)                                  Not meaningful.

Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our United Network’s ability to maintain low turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

Our operating activities used net cash of $5.8 million and provided net cash of $9.9 million during the three months ended March 31, 2011 and 2010, respectively. The increase in cash used by operating activities of $15.6 million, or 158.5% was partially due to an increase in the total proceeds on purchased debt applied to purchased debt carrying value, which is included in the investing section, thus reducing the amount recorded as revenue. Also contributing to the increase was a semi-annual cash interest payment on our Senior Second Lien notes due on April 1, 2011, which is accounted for as restricted cash on the balance sheet at March 31, 2011.

Investing Activities

Our investing activities used net cash of $16.7 million during the three months ended March 31, 2011, and $0.1 million during the three months ended March 31, 2010, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables and cash proceeds applied to the carrying value of our purchased debt. The increase of $16.5 million in cash used is due to a $24.3 million increase in investments in purchased debt, which is partially offset by a $7.7 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Our financing activities provided cash of $22.5 million during the three months ended March 31, 2011, and used $9.5 million during the three months ended March 31, 2010. Cash used in financing activities is primarily driven by purchasing volume, payments on our current and previously existing revolving credit facility, principal payments on our previously existing term loans, capital lease obligations, and payments of origination fees on our new revolving credit facility and Senior Second Lien notes. Cash is provided by draws on our current and previously existing revolving credit facility. The increase of $31.9 million in cash provided by financing activities is primarily due to additional net draws on our revolving credit facility due to increased purchasing volume and a $9.4 million repayment of notes payable in 2010.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

There were no material changes to the Company’s senior revolving credit facility or Senior Second Lien Notes from the information previously disclosed in the Company’s Registration Statement on Form S-4 (File Number 333-170734) filed with the Securities & Exchange Commission on March 4, 2011 and effective March 11,2011 (our “Registration Statement”), except for additional draws on the revolving credit facility.  The balance of the line of credit under the revolving credit facility was $134.3 million and $111.3 million at March 31, 2011 and December 31, 2010, respectively; an increase of $23.0 million or 20.6%.  The new revolving credit facility provides maximum financing commitments of $185 million, subject to a borrowing base, and provided the loan parties certain rights to obtain an increase of commitments by up to $15 million. At March 31, 2011, our availability under the line of credit was $50.1 million based on our borrowing base calculation.

Covenants

The senior revolving credit facility and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, is $170 million for the rolling four quarters ending March 31, 2011. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations are $3 million in any fiscal year.

As of March 31, 2011, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.2 million and software agreements of $0.3 million as of March 31, 2011.

Related Party Loans

During the year ended December 31, 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo Financial Corporation held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of March 31, 2011, these notes had outstanding balances of $1.2 million and $0.4 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2011, we do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3:           Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk affecting SquareTwo Financial, see “Quantitative and Qualitative Disclosure About Market Risk” in our Registration Statement.  Our exposure to market risk has not changed materially since the filing of our Registration Statement.

Item 4.            Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “Exchange Act”) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item  1.           Legal Proceedings

From time to time, we are a party to claims and legal proceedings in the ordinary course of business. Our United Network regularly initiates collection lawsuits against debtors, and, occasionally, we and the law firm initiating the legal proceeding are countersued by the debtor in such actions. Debtors also initiate litigation against us, and our United Network, in which they allege that we have violated a federal or state law with respect to the collection of their account.

In our opinion, the results of claims and legal proceedings are not individually, or in the aggregate, likely to have a material adverse effect on our consolidated financial position or the results of our operations.

Item  1A                            Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Registration Statement.

There have been no material changes to risk factors previously disclosed in our Registration Statement.

Item  6.                                 Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, SquareTwo Financial Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQUARETWO FINANCIAL CORPORATION

Date: May 12, 2011	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002