Form 10-Q
period 2011-06-30
SquareTwo Financial Corp
filed 2011-08-11
CIK 1505966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 11, 2011, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I

FINANCIAL INFORMATION

Item  1.                                          Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands except share data)

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$1,787	$1,864
Restricted cash	12,036	11,959
Receivables:
Contingent clients	308	463
Trade, net of allowance for doubtful accounts of $106 and $133, respectively	670	540
Notes receivable, net of allowance for doubtful accounts of $147 and $230, respectively	775	872
Taxes receivable	15,955	15,946
Purchased debt, net	249,298	225,694
Property and equipment, net	25,444	21,920
Goodwill and intangible assets	171,348	171,348
Other assets	16,120	16,349
Total assets	$493,741	$466,955
Liabilities and equity
Payables:
Contingent client	$530	$987
Accounts payable, trade	1,989	1,054
Payable from trust accounts	1,736	1,895
Taxes payable	1,133	251
Accrued interest and other liabilities	22,473	19,747
Deferred tax liability	9,433	9,433
Line of credit	146,966	111,340
Notes payable, net of discount	290,141	290,008
Obligations under capital lease agreements	3,765	1,315
Total liabilities	478,166	436,030
Commitments and contingencies (Note 8)
Equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	189,688	189,528
Accumulated deficit	(174,690)	(158,688)
Accumulated other comprehensive loss	(64)	(126)
Total SquareTwo equity	14,934	30,714
Noncontrolling interest	641	211
Total equity	15,575	30,925
Total liabilities and equity	$493,741	$466,955

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Revenues on:
Purchased debt, net	$58,643	$(6,641)	$113,323	$34,834
Contingent debt	964	4,711	2,259	9,724
Other revenue	102	180	185	543
Total revenues	59,709	(1,750)	115,767	45,101
Expenses
Collection expenses on:
Purchased debt	44,962	26,058	81,404	51,524
Contingent debt	685	3,162	1,585	6,871
Other direct operating expenses	518	476	927	1,231
Salaries and payroll taxes	6,110	6,158	12,247	12,037
General and administrative	3,281	3,099	6,624	6,240
Depreciation and amortization	1,300	1,414	2,448	2,825
Total expenses	56,856	40,367	105,235	80,728
Operating income (loss)	2,853	(42,117)	10,532	(35,627)
Other expense
Interest expense	12,279	11,595	24,513	22,100
Other	226	2,823	324	2,846
Total other expense	12,505	14,418	24,837	24,946
Loss before income taxes	(9,652)	(56,535)	(14,305)	(60,573)
Income tax benefit (expense)	(701)	9,382	(1,267)	10,875
Net loss	(10,353)	(47,153)	(15,572)	(49,698)
Less: Net income attributable to the noncontrolling interest	242	—	430	—
Net loss attributable to SquareTwo	$(10,595)	$(47,153)	$(16,002)	$(49,698)

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity	Noncontrolling Interest	Total Equity
Balances, December 31, 2010	$—	$189,528	$(158,688)	$(126)	$30,714	$211	$30,925
Net income (loss)	—	—	(16,002)	—	(16,002)	430	(15,572)
Other Comprehensive income:
Currency translation adjustment	—	—	—	62	62	—	62
Comprehensive income (loss)					(15,940)	430	(15,510)
Parent Investment	—	7	—	—	7	—	7
Stock option expense	—	153	—	—	153	—	153
Balances, June 30, 2011	$—	$189,688	$(174,690)	$(64)	$14,934	$641	$15,575

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(15,572)	$(49,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,448	2,825
Amortization of loan origination fees and debt discount	1,718	994
Recovery of step-up in basis of purchased debt	165	323
Change in valuation allowance of purchased debt	12,566	57,011
Expenses for stock options	153	590
Loss on debt extinguishment	—	2,761
Other non-cash expense	1,022	1,329
Deferred tax provision (benefit), net of valuation allowance	—	(10,965)
Paid in kind interest	—	2,641
Changes in operating assets and liabilities:
Income tax payable/receivable	862	2,522
Restricted cash	(77)	(243)
Other assets	(1,891)	(513)
Accounts payable and accrued liabilities	3,035	3,788
Net cash provided by operating activities	4,429	13,365
Investing activities
Investment in purchased debt	(138,635)	(74,538)
Proceeds applied to purchased debt principal	102,523	72,572
Net proceeds from notes receivable	179	141
Purchases of property and equipment including capitalized interest	(2,754)	(1,999)
Net cash used in investing activities	(38,687)	(3,824)
Financing activities
Parent investment	7	—
Proceeds from senior notes issued, net	—	284,969
Payments on notes payable, net	(226)	(245,799)
Proceeds from lines-of-credit	261,171	246,134
Payments on lines-of-credit	(225,746)	(277,136)
Origination fees on the lines-of-credit and notes payable	(450)	(14,179)
Prepayment penalties on debt extinguishment	—	(1,184)
Payments on capital lease obligations	(632)	(1,373)
Net cash provided by (used in) financing activities	34,124	(8,568)
Increase (decrease) in cash and cash equivalents	(134)	973
Impact of foreign currency translation on cash	57	(431)
Cash and cash equivalents at beginning of period	1,864	426
Cash and cash equivalents at end of period	$1,787	$968
Supplemental disclosure of cash flow information
Cash paid for interest	$23,099	$13,156
Cash paid (received) for income taxes	394	(2,482)
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$3,083	$176

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

SquareTwo, excluding our Canadian operations and SquareTwo Financial Commercial Funding Corporation, is not a debt collector, but serves as a licensor of a network of independent attorney-based franchises which pursue proceeds on debt placed by the Company for a servicing fee.  We refer to our network of independent attorney-based franchises, with which we have exclusive franchise contracts, as our “Partners Network” or our “Partners.”  In addition to our Partners Network, we also utilize certain specialized collection agencies and an extensive network of local law firms that complement the focus and geographic coverage of our Partners Network.  Collectively, our Partners Network, certain specialized collection agencies, and local law firms are referred to as our “United Network.”

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2011, its condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, its condensed consolidated statement of changes in equity and comprehensive income for the six months ended June 30, 2011, and its condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.  The condensed consolidated statement of operations of the Company for the three and six months ended June 30, 2011 may not be indicative of future results.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Registration Statement on Form S-4 (File Number 333-170734) filed with the Securities & Exchange Commission on March 4, 2011 and effective March 11, 2011 (the “Registration Statement”).

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

Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of operations, assets, and use of technology. Revenues derived outside of the United States were $4,152 and $1,357 for the three months ended June 30, 2011 and 2010, respectively, and $7,502 and $2,514 for the six months ended June 30, 2011 and 2010, respectively.

Change in Accounting Estimate

During the quarter ended June 30, 2010 the Company implemented a prospective change in estimate regarding the period of time it forecasts future cash flows associated with its purchased debt from a 72 month period to a 108 month period. This change is supported by multiple years of historical proceeds on purchased debt assets that extend beyond the previously forecasted 72 month period. This change increased the operating income and net income line items in our consolidated statements of operations, and increased our purchased debt, net line item in the consolidated balance sheets, by approximately $2.0 million during the three months ended June 30, 2010. The Company has determined it is impracticable to estimate the impact for the three and six months ended June 30, 2011.

Stock-Based Compensation

Parent periodically grants stock options to SquareTwo employees, officers, directors, and franchisees. Stock options granted to employees, officers, directors, and franchisees are options on the equity of Parent.

Earnings Per Share

The Company does not report net income or loss of the Company on a per share basis due to its equity being privately held.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.  The Company has revised the presentation of its condensed consolidated balance sheet for all the periods presented to provide improved visibility and comparability with the current year presentation.

Recently Issued Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 generally clarifies ASC Topic 820, but also includes changes to the measurement and disclosure of fair values.  The ASU converges US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurements of fair values and related disclosure.  ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option of presenting Other Comprehensive Income (“OCI”) in the statement of stockholder’s equity, requiring an entity to present components of net income, items of OCI, and total comprehensive income in one continuous statement or two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with retrospective application required.  The Company plans to adopt ASU 2011-05 on December 31, 2011.  The adoption of this guidance is expected to result in presentation changes to the Company’s consolidated financial statements.

3. Purchased Debt

Revenue Recognition from Purchased Debt

Purchased debt represents receivables that have been charged-off as uncollectible by the originating organization and that may or may not have been subject to collection efforts subsequent to charge-off. Through its subsidiaries, the Company purchases the rights to the unrecovered balances owed by individual debtors.

The Company’s subsidiaries purchase charged-off receivables from various financial institutions at a substantial discount from face value and record the purchase at the Company’s cost to acquire the portfolio. Financing for purchases is primarily provided by the Company’s line of credit and operating cash flows.

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

Level Yield Method

Beginning January 1, 2007, most of our purchased debt has been accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on our balance sheet) based on an estimated gross internal rate of return (“IRR”) for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool, which is based on our estimated remaining proceeds, or ERP, for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool’s IRR is typically determined using an expected life of up to 108 months. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

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

The expected trends of each pool are analyzed at least quarterly. If these trends are different than the original estimates, certain adjustments may be required. Each quarter, we use our estimated remaining proceeds calculation to determine our estimate of future cash proceeds for each pool. We then evaluate all factors available, such as the types of assets within the pool, our experience with those assets, the age of the pool, any recent fluctuations in our recovery rates from the various channels we collect from, and where that pool is in its own collection life cycle. We use these factors for each static pool to determine a range of future proceeds, which becomes smaller as we gain more experience with each static pool. We determine our best estimate of future proceeds within that range, which may be used for adjustments to our revenue recognition or for our determination of allowance charges.

Using our best estimate of future proceeds, if we estimate a reduction or delay in the receipt of the aggregate future cash proceeds on a pool, a valuation allowance may be recognized and the original IRR remains unchanged. The valuation allowance is determined to the extent that the present value (using the established IRR) of the revised future cash proceeds is less than the current carrying value of the pool. If we estimate an increase in the aggregate future cash proceeds or an acceleration of the timing of future cash proceeds on a pool, the IRR may be increased prospectively to reflect revised best estimates of those future cash proceeds over the remaining life of the pool. If there was a previous valuation allowance taken, reversal of the previously recognized valuation allowance occurs prior to any increases to the IRR. ASC 310-30 requires that each pool be evaluated independently and does not allow netting across pools. Thus, even in periods of increasing ERP for our entire purchased debt portfolio, we may be required to record a valuation allowance. Allowance charges for purchased debt are included as adjustments to the revenues on purchased debt, net line item in the condensed consolidated statements of operations.

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

Changes in purchased debt, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$219,084	$253,264	$16,142	$12,475	$235,226	$265,739
Purchases	61,888	31,001	13,192	4,265	75,080	35,266
Change in allowance	(6,697)	(49,630)	—	(82)	(6,697)	(49,712)
Proceeds applied to purchased debt principal	(48,064)	(28,287)	(6,233)	(3,801)	(54,297)	(32,088)
Other(1)	—	—	(14)	(357)	(14)	(357)
Balance at end of period	$226,211	$206,348	$23,087	$12,500	$249,298	$218,848

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$211,202	$260,478	$14,492	$13,820	$225,694	$274,298
Purchases	118,258	68,383	20,377	6,155	138,635	74,538
Change in allowance	(12,566)	(57,029)	—	18	(12,566)	(57,011)
Proceeds applied to purchased debt principal	(90,683)	(65,484)	(11,840)	(7,088)	(102,523)	(72,572)
Other(1)	—	—	58	(405)	58	(405)
Balance at end of period	$226,211	$206,348	$23,087	$12,500	$249,298	$218,848

(1)                                  Other includes impacts of the Company’s recovery of step-up in basis, franchise asset purchase program (discontinued), and currency translation on purchased debt. The step-up in basis is a result of fair value adjustments from the Acquisition, and has a net remaining carrying value of $358 as of June 30, 2011.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Proceeds	$96,108	$54,884	$22,016	$21,184	$118,124	$76,068
Less:
Gross revenue recognized	48,044	26,597	15,229	15,602	63,273	42,199
Cost recovery court costs recoveries(1)	—	—	554	1,781	554	1,781
Proceeds applied to purchased debt principal	48,064	28,287	6,233	3,801	54,297	32,088
	$—	$—	$—	$—	$—	$—

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Proceeds	$181,894	$122,232	$44,525	$43,759	$226,419	$165,991
Less:
Gross revenue recognized	91,211	56,748	30,901	33,345	122,112	90,093
Cost recovery court costs recoveries(1)	—	—	1,784	3,326	1,784	3,326
Proceeds applied to purchased debt principal	90,683	65,484	11,840	7,088	102,523	72,572
	$—	$—	$—	$—	$—	$—

(1)                                  Cost recovery court cost recoveries are recorded as a contra expense in the collection expenses on purchased debt line item in the condensed consolidated statements of operations.

The following tables show reconciliations of gross revenue recognized to purchased debt revenues, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Gross revenue recognized	$48,044	$26,597	$15,229	$15,602	$63,273	$42,199
Purchased debt royalties	1,878	818	398	378	2,276	1,196
Change in valuation allowance	(6,697)	(49,630)	—	(82)	(6,697)	(49,712)
Other(1)	—	—	(209)	(324)	(209)	(324)
Purchased debt revenue, net	$43,225	$(22,215)	$15,418	$15,574	$58,643	$(6,641)

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Gross revenue recognized	$91,211	$56,748	$30,901	$33,345	$122,112	$90,093
Purchased debt royalties	3,347	1,656	887	842	4,234	2,498
Change in valuation allowance	(12,566)	(57,029)	—	18	(12,566)	(57,011)
Other(1)	—	—	(457)	(746)	(457)	(746)
Purchased debt revenue, net	$81,992	$1,375	$31,331	$33,459	$113,323	$34,834

(1)                                  Other items relate to the recovery of step-up in basis, franchise asset purchase program (discontinued) and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

The following tables show detail of the Company’s purchases during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Purchase price	$61,888	$31,001	$13,192	$4,265	$75,080	$35,266
Face value	800,575	1,020,361	344,287	96,588	1,144,862	1,116,949
% of face	7.7%	3.0%	3.8%	4.4%	6.6%	3.2%

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Purchase price	$118,258	$68,383	$20,377	$6,155	$138,635	$74,538
Face value	1,577,211	1,671,396	495,831	379,196	2,073,042	2,050,592
% of face	7.5%	4.1%	4.1%	1.6%	6.7%	3.6%

The estimated future cash proceeds expected at acquisition for level yield portfolios purchased during the three months ended June 30, 2011 amounted to $150,034. Based upon June 30, 2011 projections, cash proceeds expected to be received on purchased debt accounted for under the level yield method and acquired during the six months ended June 30, 2011 are as follows:

Cash proceeds expected
2011 (includes actuals of $54,276 from the first and second quarters)	$107,044
2012	71,634
2013	54,802
2014	25,757
2015	12,818
2016	6,841
2017	3,596
2018 and thereafter	751
Total cash proceeds expected	$283,243

Accretable yield represents the difference between our estimated remaining proceeds of our purchased debt accounted for under the level yield method and the carrying value of those assets at June 30, 2011 and 2010. The estimated remaining proceeds are used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in our accounting policy for the level yield method earlier in this note.

In the three months ended June 30, 2011, the Company spent $61.9 million in capital to acquire purchased debt that qualified for the level yield method of accounting.   The face amount (or the actual amount owed by the debtors) of the debt purchased by the Company was $0.8 billion.  The purchase price for the debt acquired in the three months ended June 30, 2011 was 7.7% of the face amount.

The Company recorded the $61.9 million in capital spend on its balance sheet at cost, and expects to receive $150.0 million in proceeds over the life of the pool, a 2.42x gross return on investment. The accretable yield for the purchases during the three months ended June 30, 2011 is $88.1 million, or the expected remaining proceeds of $150.0 million less the purchase price of $61.9 million. The nonaccretable yield for the second quarter 2011 level yield purchases is $650.5 million, representing the difference between the expected proceeds of $150.0 million, and the face value of the purchased debt of $0.8 billion.

The following is the change in accretable yield for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$353,317	$302,257	$304,963	$302,998
Impact from revenue recognized on purchased debt, net	(41,347)	23,033	(78,645)	281
Additions from current year purchases	88,146	42,039	164,985	73,382
Reclassifications (to)/from nonaccretable difference	4,129	(90,324)	12,942	(99,656)
Balance at end of period	$404,245	$277,005	$404,245	$277,005

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$129,670	$64,478	$8,488	$8,633	$138,158	$73,111
Allowance charges recorded (reversed)	6,697	49,630	—	82	6,697	49,712
Balance at end of period	$136,367	$114,108	$8,488	$8,715	$144,855	$122,823

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$123,801	$57,079	$8,488	$8,733	$132,289	$65,812
Allowance charges recorded (reversed)	12,566	57,029	—	(18)	12,566	57,011
Balance at end of period	$136,367	$114,108	$8,488	$8,715	$144,855	$122,823

4. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s Partners Network and were identified as part of purchase accounting at the date of the Acquisition. The Company reviews its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate review.

The following is a summary of intangibles:

	June 30, 2011	December 31, 2010
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	June 30, 2011			December 31, 2010
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	6.3%	$142,142	April 2014	7.0%	$106,226	April 2014
Line of Credit CAD	6.8%	4,824	April 2014	7.0%	5,114	April 2014
Total Line of Credit		$146,966			$111,340

(1)                                  Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of June 30, 2011 and December 31, 2010. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

On April 7, 2010, Parent, SquareTwo Financial Corporation, and certain of SquareTwo Financial Corporation’s subsidiaries entered into a new revolving credit facility agreement. The Company incurred and capitalized $5.3 million of costs associated with this facility. The remaining unamortized costs of this facility were $3,982 and $4,363 at June 30, 2011 and December 31, 2010, respectively, and are included in the other assets line on the condensed consolidated balance sheets.

During the three months ended June 30, 2011, the Company entered into an amendment to its revolving credit facility agreement.  Pursuant to the terms of the amendment, the Company has increased the maximum amount under the revolving credit facility from $185 million to $215 million.  The amendment also provided a reduction in the calculation of the applicable interest rates as follows: reduction of the Applicable Margin in an amount equal to 25 basis points, and a reduction in the minimum interest rates governed by each of the Base Rate, Canadian BA Rate and LIBOR in an amount equal to 50 basis points.  In exchange for this reduction, SquareTwo has paid a nonrefundable commitment fee equal to 1% of the incremental Commitment amount of the Revolving Credit Facility.   At June 30, 2011, our availability under the line of credit was $50.3 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	June 30, 2011		December 31, 2010
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $4,147 and $4,506 unamortized discount	11.625%	$285,853	11.625%	$285,494	April 2017
Other Notes Payable	6.33 - 8.00%	4,288	6.33 - 8.00%	4,514	2012 - 2021
Total Notes Payable		$290,141		$290,008

(1)                                  Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of June 30, 2011 and December 31, 2010.

Concurrent with the closing of the revolving credit facility in April 2010, the Company issued $290.0 million in aggregate principal amount of 11.625% Senior Second Lien Notes (the “Second Lien Notes”) and received $285.0 million in net proceeds prior to transaction costs. The Company incurred and capitalized $8.9 million of costs associated with the issuance of the Second Lien Notes. The remaining unamortized costs were $7,349 and $7,989 at June 30, 2011 and December 31, 2010, respectively, and are included in the other assets line on the condensed consolidated balance sheet.  The Second Lien Notes will mature on April 1, 2017. They are guaranteed on a senior secured basis by substantially all of SquareTwo’s existing and future domestic subsidiaries, and the guarantees are secured by a second priority lien on substantially all of the Company’s and the guarantors’ assets. On March 4, 2011, the Company filed the Registration Statement with the SEC to register the Second Lien Notes under the Securities Act of 1933. On April 8, 2011, the Company completed an exchange of all outstanding Second Lien Notes (“Old Notes”) for an equal principal amount of notes registered with the SEC under the Securities Act of 1933 (“New Notes”).  Other than the New Notes being registered, the terms of the New Notes and the Old Notes are substantially identical.

The Company had accrued interest on notes payable of $8,428 at June 30, 2011 and December 31, 2010, which is included in the accrued expenses and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of June 30, 2011, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Second Lien Notes.

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

The following table displays the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2011		December 31, 2010
	Carrying amounts	Estimated fair value	Carrying amounts	Estimated fair value
Purchased debt(1)	$249,298	$569,382	$225,694	$489,520
Line of credit	146,966	146,966	111,340	111,340
Notes payable(2)	290,141	300,291	290,008	290,008

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

Purchased Debt Receivables

The Company initially records purchased debt receivables at cost. If a valuation allowance is required for a portion of the asset balance, as discussed previously in Note 3, the Company records that portion of the total purchased debt balance by discounting the future cash flows generated by its proprietary forecasting model using the IRR. Approximately $63.4 million and $69.5 million of the Company’s purchased debt asset are classified as Level 3 assets as of June 30, 2011, and December 31, 2010, respectively, due to a portion of the respective reporting date balance being recorded using the Company’s proprietary forecasting model, in conjunction with the allowance charges. For additional information on allowance charges on the Company’s purchased debt assets see Note 3.

At June 30, 2011 and December 31, 2010, $23.1 million and $14.5 million of the purchased debt receivable balance was accounted for under the cost recovery method. The Company accounts for these receivables on the cost recovery method as it cannot reasonably forecast the future cash flows in timing and amount. The Company has determined the fair value of its purchased debt by discounting the future cash flows generated by its proprietary forecasting model associated with these assets using a risk-adjusted discount rate.

Line of Credit and Notes Payable

The Company has a revolving line of credit and several notes payable.  The majority of these instruments, excluding the Second Lien Notes, have terms that represent recently negotiated borrowing rates.  As a result, the Company believes the carrying values of these instruments, excluding the Second Lien Notes, approximate fair value as of June 30, 2011 and December 31, 2010.  We use recently observed available market trading data to estimate fair value of the Second Lien Notes.   These instruments are described more fully in Note 5.

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

During the three and six months ended June 30, 2011, the Company recorded a valuation allowance of $4.5 million and $7.0 million against certain deferred tax assets including federal and state net operating losses, which may not be utilized within the statute of limitations. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $9.4 million at June 30, 2011 is attributable to the deferred tax liability associated with the Company’s indefinite lived Partners Network intangible asset and a deferred tax asset associated with the book-to-tax basis differences on Canadian assets. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

For the three and six months ended June 30, 2011, the combined state, federal and Canadian tax rate from operations was an expense of 7.3% and 8.9%, which primarily relates to our Canadian operations. The difference between the total income tax expense and the income tax benefit computed using the statutory rate of 35% resulted primarily from the change in the valuation allowance.

In 2009, Parent received the Internal Revenue Service’s consent to change its accounting method for tax purposes related to court costs, allowing it to deduct payments for its court costs in the year incurred, which is consistent with the Company’s accounting for its court costs under GAAP. As a result, Parent filed amended federal and state returns for the years ended December 31, 2007 and 2006, and also filed carryback claims to the year ended December 31, 2005. The net effect of the amended filings was a taxes receivable balance of $18.5 million recognized by the Company at December 31, 2009 relating primarily to the federal refunds due to Parent. Certain of those federal returns remain subject to a review by the Internal Revenue Service, and the amount of refunds outstanding at June 30, 2011 was $16.0 million. Due to the Company being consolidated with Parent for income tax reporting, the refunds are due to Parent but are reflected as a receivable of the Company in the Company’s condensed consolidated financial statements due to a tax sharing agreement in place between SquareTwo and Parent.

8. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally cancelled by the Company at its discretion with 60 days’ notice. At June 30, 2011, the Company had obligations outstanding to purchase $416 million in face value of debt at an aggregate price of $33.6 million during the next year under forward flow purchase agreements.

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

Effective January 1, 2011, the Company changed the allocation methodology of certain revenues and expenses between the Borrower and the Guarantor Subsidiaries.  The change does not affect the net income of either the Borrower or the Guarantor Subsidiaries, and it has no impact on the revenues, expenses, or net income of the Non-Guarantor Subsidiaries.  For comparability purposes, the information presented for the three and six months ended June 31, 2010 is being presented consistent with the new methodology and not with the methodology utilized in the Company’s filing for the year ended December 31, 2010.

Consolidating Balance Sheets

	June 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$(1)	$19	$1,769	$—	$1,787
Restricted cash	27	12,009	—	—	12,036
Receivables:
Contingent clients	109	199	—	—	308
Trade, net of allowance for doubtful accounts	546	(44)	168	—	670
Notes receivable, net of allowance for doubtful accounts	775	—	—	—	775
Taxes receivable	15,955	—	—	—	15,955
Purchased debt, net	358	240,461	8,479	—	249,298
Property and equipment, net	25,360	45	39	—	25,444
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	15,050	1,014	56	—	16,120
Investment in subsidiaries	254,641	—	—	(254,641)	—
Total assets	483,599	253,703	11,080	(254,641)	493,741
Liabilities and equity
Payables:
Contingent clients	$440	$90	$—	$—	$530
Accounts payable, trade	1,812	3	174	—	1,989
Payable from trust accounts	1,526	210	—	—	1,736
Payable to parent	—	345,484	—	(345,484)	—
Taxes payable	—	—	1,133	—	1,133
Accrued expenses and other liabilities	22,062	55	356	—	22,473
Deferred tax liability	9,438	—	(5)	—	9,433
Line of credit	142,142	—	4,824	—	146,966
Notes payable, net of discount	287,415	—	2,726	—	290,141
Obligations under capital lease agreements	3,765	—	—	—	3,765
Total liabilities	468,600	345,842	9,208	(345,484)	478,166
Equity
Common stock	—	—	—	—	—
Additional paid-in capital	189,688	(892)	2,297	(1,405)	189,688
Accumulated deficit	(174,689)	(91,247)	(1,002)	92,248	(174,690)
Accumulated other comprehensive loss	—	—	(64)	—	(64)
Total equity before noncontrolling interest	14,999	(92,139)	1,231	90,843	14,934
Noncontrolling interest	—	—	641	—	641
Total equity	14,999	(92,139)	1,872	90,843	15,575
Total liabilities and equity	$483,599	$253,703	$11,080	$(254,641)	$493,741

	December 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$(254)	$77	$2,041	$—	$1,864
Restricted cash	2,879	9,080	—	—	11,959
Receivables:
Contingent clients	223	240	—	—	463
Trade, net of allowance for doubtful accounts	528	(37)	49	—	540
Notes receivable, net of allowance for doubtful accounts	920	(48)	—	—	872
Taxes receivable	15,946	—	—	—	15,946
Purchased debt, net	522	220,810	4,362	—	225,694
Property and equipment, net	21,812	65	43	—	21,920
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	15,696	628	25	—	16,349
Investment in subsidiaries	228,682	—	—	(228,682)	—
Total assets	$457,733	$230,815	$7,089	$(228,682)	$466,955
Liabilities and equity
Payables:
Contingent clients	$676	$311	$—	$—	$987
Accounts payable, trade	790	18	246	—	1,054
Payable from trust accounts	1,652	243	—	—	1,895
Payable to Borrower	—	304,770	—	(304,770)	—
Taxes payable	—	—	251	—	251
Accrued expenses and other liabilities	19,623	79	45	—	19,747
Deferred tax liability	9,438	—	(5)	—	9,433
Line of credit	106,226	—	5,114	—	111,340
Notes payable, net of discount	287,173	—	2,835	—	290,008
Obligations under capital lease agreements	1,315	—	—	—	1,315
Total liabilities	426,893	305,421	8,486	(304,770)	436,030
Equity
Common stock	—	—	—	—	—
Additional paid-in capital	189,528	1,591	2,113	(3,704)	189,528
Accumulated deficit	(158,688)	(76,197)	(3,595)	79,792	(158,688)
Accumulated other comprehensive loss	—	—	(126)	—	(126)
Total equity before noncontrolling interest	30,840	(74,606)	(1,608)	76,088	30,714
Noncontrolling interest	—	—	211	—	211
Total equity	30,840	(74,606)	(1,397)	76,088	30,925
Total liabilities and equity	$457,733	$230,815	$7,089	$(228,682)	$466,955

Consolidating Statements of Operations

	Three Months Ended June 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$2,186	$52,428	$4,029	$—	$58,643
Contingent debt	655	197	112	—	964
Other revenue	77	14	11	—	102
Total revenues	2,918	52,639	4,152	—	59,709
Expenses
Collection expenses on:
Purchased debt	—	43,639	1,323	—	44,962
Contingent debt	671	14	—	—	685
Other direct operating expenses	—	518	—	—	518
Salaries and payroll taxes	1,222	4,726	162	—	6,110
General and administrative	1,038	2,113	130	—	3,281
Depreciation and amortization	17	1,280	3	—	1,300
Total expenses	2,948	52,290	1,618	—	56,856
Operating income	(30)	349	2,534	—	2,853
Other expense
Interest expense	1,590	10,543	146	—	12,279
Other	214	12	—	—	226
Total other expense	1,804	10,555	146	—	12,505
Income (loss) before income taxes	(1,834)	(10,206)	2,388	—	(9,652)
Income tax benefit (expense)	(12)	1	(690)	—	(701)
Income from subsidiaries	(8,749)	—	—	8,749	—
Net income (loss)	(10,595)	(10,205)	1,698	8,749	(10,353)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	242	—	242
Net income (loss) attributable to SquareTwo	(10,595)	(10,205)	1,456	8,749	(10,595)

	Three Months Ended June 30, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$(179)	$(7,689)	$1,227	—	$(6,641)
Contingent debt	4,046	550	115	—	4,711
Other revenue	35	54	91	—	180
Total revenues	3,902	(7,085)	1,433	—	(1,750)
Expenses
Collection expenses on:
Purchased debt	—	25,700	358	—	26,058
Contingent debt	3,131	31	—	—	3,162
Other direct operating expenses	1	475	—	—	476
Salaries and payroll taxes	2,173	3,597	388	—	6,158
General and administrative	843	2,161	95	—	3,099
Depreciation and amortization	56	1,138	220	—	1,414
Total expenses	6,204	33,102	1,061	—	40,367
Operating income (loss)	(2,302)	(40,187)	372	—	(42,117)
Other expense
Interest expense	3,737	7,691	167	—	11,595
Other	2,823	—	—	—	2,823
Total other expense	6,560	7,691	167	—	14,418
Income (loss) before income taxes	(8,862)	(47,878)	205	—	(56,535)
Income tax benefit (expense)	9,381	1	—	—	9,382
Income from subsidiaries	(47,672)	—	—	47,672	—
Net income (loss)	(47,153)	(47,877)	205	47,672	(47,153)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to SquareTwo	$(47,153)	$(47,877)	$205	$47,672	$(47,153)

	Six Months Ended June 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$4,032	$102,017	$7,274	$—	$113,323
Contingent debt	1,610	447	202	—	2,259
Other revenue	106	30	49	—	185
Total revenues	5,748	102,494	7,525	—	115,767
Expenses
Collection expenses on:
Purchased debt	—	78,997	2,407	—	81,404
Contingent debt	1,558	27	—	—	1,585
Other direct operating expenses	—	927	—	—	927
Salaries and payroll taxes	2,372	9,555	320	—	12,247
General and administrative	1,718	4,654	252	—	6,624
Depreciation and amortization	29	2,413	6	—	2,448
Total expenses	5,677	96,573	2,985	—	105,235
Operating income	71	5,921	4,540	—	10,532
Other expense
Interest expense	3,257	20,961	295	—	24,513
Other	312	12	—	—	324
Total other expense	3,569	20,973	295	—	24,837
Income (loss) before income taxes	(3,498)	(15,052)	4,245	—	(14,305)
Income tax benefit (expense)	(44)	1	(1,224)	—	(1,267)
Income from subsidiaries	(12,460)	—	—	12,460	—
Net income (loss)	(16,002)	(15,051)	3,021	12,460	(15,572)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	430	—	430
Net income (loss) attributable to SquareTwo	(16,002)	(15,051)	2,591	12,460	(16,002)

	Six Months Ended June 30, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$998	$31,586	$2,250	$—	$34,834
Contingent debt	8,550	947	227	—	9,724
Other revenue	340	85	118	—	543
Total revenues	9,888	32,618	2,595	—	45,101
Expenses
Collection expenses on:
Purchased debt	—	50,854	670	—	51,524
Contingent debt	6,816	55	—	—	6,871
Other direct operating expenses	—	1,231	—	—	1,231
Salaries and payroll taxes	4,130	7,206	701	—	12,037
General and administrative	1,736	4,319	185	—	6,240
Depreciation and amortization	93	2,292	440	—	2,825
Total expenses	12,775	65,957	1,996	—	80,728
Operating income (loss)	(2,887)	(33,339)	599	—	(35,627)
Other expense
Interest expense	6,193	15,548	359	—	22,100
Other	2,846	—	—	—	2,846
Total other expense	9,039	15,548	359	—	24,946
Income (loss) before income taxes	(11,926)	(48,887)	240	—	(60,573)
Income tax benefit (expense)	10,874	1	—	—	10,875
Income from subsidiaries	(48,646)	—	—	48,646	—
Net income (loss)	(49,698)	(48,886)	240	48,646	(49,698)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to SquareTwo	$(49,698)	$(48,886)	$240	$48,646	$(49,698)

Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(16,002)	$(15,051)	$3,021	$12,460	$(15,572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29	2,413	6	—	2,448
Amortization of loan origination fees and debt discount	1,718	—	—	—	1,718
Recovery of step-up in basis of purchased debt	165	—	—	—	165
Change in valuation allowance of purchased debt	—	12,566	—	—	12,566
Expenses for stock options	102	51	—	—	153
Other non-cash expense	895	158	(31)	—	1,022
Equity in subsidiaries	12,460	—	—	(12,460)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(9)	—	871	—	862
Restricted cash	2,853	(2,930)	—	—	(77)
Other assets	(1,231)	(728)	68	—	(1,891)
Accounts payable and accrued liabilities	3,099	(294)	230	—	3,035
Net cash provided by (used in) operating activities	4,079	(3,815)	4,165	—	4,429
Investing activities
Investment in purchased debt	—	(126,452)	(12,183)	—	(138,635)
Proceeds applied to purchased debt principal	—	94,235	8,288	—	102,523
Net proceeds from notes receivable	179	—	—	—	179
Investment in subsidiaries	(35,974)	—	—	35,974	—
Purchases of property and equipment including capitalized interest	(2,754)	—	—	—	(2,754)
Net cash provided by (used in) investing activities	(38,549)	(32,217)	(3,895)	35,974	(38,687)
Financing activities
Proceeds from (repayment of) investment by parent, net	7	35,974	—	(35,974)	7
Payments on notes payable, net	(118)	—	(108)	—	(226)
Proceeds from lines-of-credit	247,536	—	13,635	—	261,171
Payments on lines-of-credit	(211,620)	—	(14,126)	—	(225,746)
Origination fees on the lines-of-credit	(450)	—	—	—	(450)
Payments on capital lease obligations	(632)	—	—	—	(632)
Net cash provided by (used in) financing activities	34,723	35,974	(599)	(35,974)	34,124
Increase (decrease) in cash and cash equivalents	253	(58)	(329)	—	(134)
Impact of foreign currency translation on cash	—	—	57	—	57
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$(1)	$19	$1,769	$—	$1,787
Supplemental disclosure of cash flow information
Cash paid for interest	$21,562	$1,245	$292	$—	$23,099
Cash paid (received) for income taxes	303	—	91	—	394
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$3,083	$—	$—	$—	$3,083

	Six Months Ended June 30, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(49,698)	$(48,886)	$240	$48,646	$(49,698)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	93	2,292	440	—	2,825
Amortization of loan origination fees	992	—	2	—	994
Recovery of step-up in basis of purchased debt	323	—	—	—	323
Change in valuation allowance of purchased debt	—	56,933	78	—	57,011
Expenses for stock options	86	504	—	—	590
Loss on debt extinguishment	2,761	—	—	—	2,761
Other non-cash expense	1,179	150	—	—	1,329
Deferred tax benefit	(10,965)	—	—	—	(10,965)
Paid in kind interest	370	2,271	—	—	2,641
Equity in subsidiaries	48,646	—	—	(48,646)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	2,522	—	—	—	2,522
Restricted cash	(403)	160	—	—	(243)
Other assets	(342)	(337)	166	—	(513)
Accounts payable and accrued liabilities	3,903	(90)	(25)	—	3,788
Net cash provided by (used in) operating activities	(533)	12,997	901	—	13,365
Investing activities
Investment in purchased debt	—	(78,006)	3,468	—	(74,538)
Proceeds applied to purchased debt principal	—	76,481	(3,909)	—	72,572
Net proceeds from notes receivable	141	—	—	—	141
Investment in subsidiaries	11,504	—	—	(11,504)	—
Purchases of property and equipment including capitalized interest	(2,009)	19	(9)	—	(1,999)
Net cash provided by (used in) investing activities	9,636	(1,506)	(450)	(11,504)	(3,824)
Financing activities
Proceeds from (repayments of) investment by Parent, net	—	(11,504)	—	11,504	—
Proceeds from senior notes issued, net	284,969	—	—	—	284,969
Payments on notes payable, net	(245,691)	—	(108)	—	(245,799)
Proceeds from lines-of-credit	241,018	—	5,116	—	246,134
Payments on lines-of-credit	(272,680)	—	(4,456)	—	(277,136)
Origination fees on lines-of-credit and notes payable	(14,179)	—	—	—	(14,179)
Prepayment penalties on debt extinguishment	(1,184)	—	—	—	(1,184)
Payments on capital lease obligations	(1,342)	(31)	—	—	(1,373)
Net cash provided by (used in) financing activities	(9,089)	(11,535)	552	11,504	(8,568)
Increase (decrease) in cash and cash equivalents	14	(44)	1,003	—	973
Impact of foreign currency translation on cash	—	—	(431)	—	(431)
Cash and cash equivalents at beginning of period	(264)	96	594	—	426
Cash and cash equivalents at end of period	$(250)	$52	$1,166	$—	$968
Supplemental disclosure of cash flow information
Cash paid for interest	$10,900	$1,886	$370	$—	$13,156
Cash received for income taxes	2,482				2,482
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$176	$—	$—	$—	$176

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

Our Company

We are a leading purchaser of charged-off receivables in the accounts receivable management industry. Our primary business is the acquisition and management of charged-off consumer accounts receivable that we purchase from financial institutions, finance and leasing companies and healthcare providers. Charged-off accounts receivable, which we refer to as “charged-off receivables” or “accounts,” are defaulted accounts receivable that the credit issuers have charged-off as bad debt, but that remain subject to collection. We refer to a group of accounts as a “portfolio,” and, once purchased, we refer to our owned charged-off receivables as our “purchases” or “purchased debt.” We believe that we are one of the largest purchasers of “fresh” charged-off credit card receivables in the U.S. Fresh charged-off credit card receivables are generally 180-210 days past due at the time of sale and typically have not been subject to collection attempts, subsequent to charge-off, by a third-party collection agency.

Our business model leverages our analytical expertise, technology platform, operational know-how and our exclusive network of independent attorney-based franchises to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt; however, we also manage collection efforts on behalf of other owners of charged-off receivables that place accounts with us on a fee-for-service basis (referred to in this MD&A section as “contingent debt”). We are dedicated to treating debtors fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to June 30, 2011, we have invested approximately $1.8 billion in the acquisition of charged-off receivables, representing over $28.3 billion of face value of accounts.

Based on our proprietary analytic models, which utilize historical data as well as current account level data and economic, pricing and collection trends, we expect that our owned charged-off receivables as of June 30, 2011 of $9.2 billion (active face value) will generate approximately $678.7 million in gross cash proceeds over the next nine years. We refer to this as Estimated Remaining Proceeds, or “ERP.” These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them for appropriate valuations. We have a dedicated business development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our decision science team to prepare pricing models and perform account level analysis. We purchase charged-off receivables from the majority of the largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our finance department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our internal investment committee, which determines the appropriate purchase price for the available portfolios. We typically target gross recoveries of approximately 2.5x our initial investment over a nine year period of which we receive the majority within the first 36 months.

The following tables summarize the purchasing and cash proceeds activity for three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010:

Purchasing Activity ($ in	Three Months Ended June 30,			Six Months Ended June 30,
thousands)	2011	2010	$ Variance	2011	2010	$ Variance
Credit Card—Fresh
Face	$736,395	$830,942	(94,547)	$1,367,384	$1,498,345	(130,961)
Price	53,775	29,859	23,916	95,845	58,765	37,080
Price (%)	7.3%	3.6%		7.0%	3.9%
Consumer Loans—Fresh
Face	115,855	14,629	101,226	308,869	143,545	165,324
Price	10,081	966	9,115	27,497	9,192	18,305
Price (%)	8.7%	6.6%		8.9%	6.4%
Credit Card—Other
Face	107,682	71,528	36,154	185,252	114,310	70,942
Price	5,032	2,602	2,430	7,732	3,894	3,838
Price (%)	4.7%	3.6%		4.2%	3.4%
Other(1)
Face	184,930	199,850	(14,920)	211,537	294,392	(82,855)
Price	6,192	1,839	4,353	7,561	2,687	4,874
Price (%)	3.3%	0.9%		3.6%	0.9%
Purchased Debt—total
Face	$1,144,862	$1,116,949	27,913	$2,073,042	$2,050,592	22,450
Price	75,080	35,266	39,814	138,635	74,538	64,097
Price (%)	6.6%	3.2%		6.7%	3.6%

(1)                                  Other includes commercial, medical, and student loan purchased debt assets.

Total purchases were $75.1 million for the three months ended June 30, 2011, compared to $35.3 million for the three months ended June 30, 2010, an increase of $39.8 million or 113%. Total purchases were $138.6 million for the six months ended June 30, 2011, compared to $74.5 million for the six months ended June 30, 2010, an increase of $64.1 million or 86%.  Our increased purchasing volumes in the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 are a result of our continued growth plans and market pricing that we believe enables us to meet or exceed our underwriting return hurdles.  Market prices have risen when comparing the two periods presented, with the increase in price paid largely attributable to a consistent increase in quality and operational performance of purchased debt acquired in the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. In addition, we continue to diversify into alternative asset classes to broaden our portfolio base of assets.

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

The following table summarizes the cash proceeds activity for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
Cash Proceeds ($ in thousands)	2011	2010	$ Variance	2011	2010	$ Variance
Non-legal collections	$72,948	$35,604	$37,344	$138,329	$72,107	$66,222
Legal collections	28,059	26,612	1,447	55,224	53,529	1,695
Other(1)	11,905	7,357	4,548	22,375	13,818	8,557
Sales & recourse	5,212	6,495	(1,283)	10,491	26,537	(16,046)
Total cash proceeds on purchased debt	$118,124	$76,068	$42,056	$226,419	$165,991	$60,428

(1)           Other includes Canadian collections, medical collections, and court cost recoveries.

Total cash proceeds on purchased debt were $118.1 million for the three months ended June 30, 2011, compared to $76.1 million for the three months ended June 30, 2010, an increase of $42.1 million or 55%.  Total proceeds were $226.4 million for the six months ended June 30, 2011, compared to $166.0 million for the six months ended June 30, 2011, an increase of $60.4 million or 36%.  These increases are a result of higher trailing purchasing volumes, as well as continued voluntary, non-legal collections on our older assets. Partially offsetting this increase is a decrease in sales as we are holding accounts longer to take advantage of improved liquidations on purchased debt.

Our Owned Portfolios

As of June 30, 2011, our active owned charged-off receivables totaled $9.2 billion in face value and consisted of approximately 3.8 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of June 30, 2011.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card—Fresh	1,152	$4,254	$4,901	53.0%	$1,443	80.4%
Consumer Loans—Fresh	117	4,812	563	6.1%	61	3.4%
Credit Card—Other	386	2,953	1,140	12.3%	211	11.8%
Other(2)	2,132	1,241	2,645	28.6%	80	4.4%
Total/Average	3,787	$2,442	$9,249	100.0%	$1,795	100.0%

(1)                                  Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)                                  Other includes commercial, medical, and student loan purchased debt assets.

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our owned charged-off receivables as of June 30, 2011, will generate a total of approximately $678.7 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2011	2012	2013	2014	2015	2016	2017	2018	Total
2005 and prior(1)	$7,652	$8,232	$2,076	$196	$—	$—	$—	$—	$18,156
2006	5,526	8,050	3,874	971	154	—	—	—	18,575
2007	10,695	14,789	8,273	3,632	994	68	—	—	38,451
2008	18,135	23,647	10,264	5,809	2,485	363	8	—	60,711
2009	22,972	29,674	14,829	7,938	4,503	1,608	185	—	81,709
2010	51,812	86,965	44,465	22,132	12,054	7,129	1,952	123	226,632
2011 YTD	54,943	73,328	55,942	26,009	13,028	6,845	3,596	746	234,437
Total	$171,735	$244,685	$139,723	$66,687	$33,218	$16,013	$5,741	$869	$678,671
Cumulative Percent	25.3%	61.4%	81.9%	91.8%	96.7%	99.0%	99.9%	100.0%

(1)                                  Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2005.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2005 and prior(1)	$12,877	$4,517	$739	$23	$—	$—	$—	$—	$18,156
2006	10,085	6,011	2,019	449	11	—	—	—	18,575
2007	19,262	10,996	5,779	2,067	342	5	—	—	38,451
2008	32,716	15,145	7,445	4,218	1,107	80	—	—	60,711
2009	40,565	20,797	10,713	5,938	3,018	637	41	—	81,709
2010	100,160	65,125	30,931	16,045	9,358	4,349	653	11	226,632
2011 YTD	91,472	70,388	37,710	18,197	9,333	5,229	1,933	175	234,437
Total	$307,137	$192,979	$95,336	$46,937	$23,169	$10,300	$2,627	$186	$678,671
Cumulative Percent	45.3%	73.7%	87.7%	94.7%	98.1%	99.6%	100.0%	100.0%

(1)                                  Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2005.

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales and recourse, and royalty fees from collections on our purchased debt. We earn contingent debt revenue via the management of collection efforts through our Partners Network on behalf of other owners of charged-off receivables, for which we are paid a fee per dollar collected.  In addition to purchased debt revenues and contingent debt revenues, we have small amounts of other revenue, which represents certain miscellaneous revenue items from our Canadian and commercial subsidiaries, as well as franchise license fee income.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
$ in thousands	2011	2010	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$58,643	$(6,641)	$65,284	(1)
Contingent debt	964	4,711	(3,747)	-79.5%
Other revenue	102	180	(78)	-43.3%
Total revenues	59,709	(1,750)	61,459	(1)
Expenses
Collection expenses on:
Purchased debt	44,962	26,058	18,904	72.5%
Contingent debt	685	3,162	(2,477)	-78.3%
Other direct operating expenses	518	476	42	8.8%
Total direct operating expenses	46,165	29,696	16,469	55.5%
Salaries and payroll taxes	6,110	6,158	(48)	-0.8%
General and administrative	3,281	3,099	182	5.9%
Depreciation and amortization	1,300	1,414	(114)	-8.1%
Total indirect expenses	10,691	10,671	20	0.2%
Total expenses	56,856	40,367	16,489	40.8%
Operating income (loss)	2,853	(42,117)	44,970	106.8%
Other expense:
Interest expense	12,279	11,595	684	5.9%
Other	226	2,823	(2,597)	-92.0%
Total other expense	12,505	14,418	(1,913)	-13.3%
Loss before income taxes	(9,652)	(56,535)	46,883	82.9%
Income tax benefit (expense)	(701)	9,382	(10,083)	-107.5%
Net loss	$(10,353)	$(47,153)	$36,800	78.0%

(1)                                  Not meaningful.

Revenues

Total revenues increased $61.5 million in the three months ended June 30, 2011 compared to the three month ended June 30, 2010 primarily due to an increase in revenues on purchased debt, net.

Purchased Debt, Net

Purchased debt, net revenues increased by $65.3 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to significant decreases in non-cash valuation allowance charges in the three months ended June 30, 2011. While non-cash valuation allowances negatively impacted both periods, the impact on the three months ended June 30, 2011 was $6.7 million compared to $49.7 million during the three months ended June 30, 2010. The non-cash valuation allowance taken in the three months ended June 30, 2011 was primarily a result of actual performance of 2008 level yield quarterly pools being lower than expectations. The non-cash valuation allowance in the three months ended June 30, 2010 was driven by 2007 and 2008 level yield pools that continued to be less than our forecasts of estimated proceeds and certain issues regarding our ability to litigate certain accounts that were adversely impacted by the liquidation or discontinuance of business from some of our sellers.  This negatively impacted our ability to obtain necessary account documentation during the three months ended June 30, 2010. This limitation affected a discrete subset of our portfolio, and we believe it to be an isolated event for which we recognized a valuation allowance  in 2010.

Exclusive of the impact of the non-cash valuation allowance charges, purchased debt revenues were $65.3 million during the three months ended June 30, 2011, compared to $43.1 million during the three months ended June 30, 2010, an increase of $22.3 million, or 51.7%. This increase was predominantly driven by a $22.5 million increase in revenues on level yield assets.  The increase in level yield revenues is attributable to the increase in weighted average monthly IRR from 4.0% in the three months ended June 30, 2010 to 6.5% in the three months ended June 30, 2011.

During the three months ended June 30, 2011, as a result of over-performance relative to expectations, we increased our prospective expectations of future cash proceeds on all 2010 quarterly level yield pools. As a result, we increased the IRRs on these pools, which contributed to an overall weighted average IRR increase for our level yield portfolio base.

The purchased debt, net revenues on our cost recovery assets for the three months ended June 30, 2011 were consistent with the three months ended June 30, 2010.

Contingent Debt

Contingent debt revenue decreased 79.5% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Expenses

Total expenses increased to $56.9 million for the three months ended June 30, 2011 from $40.4 million for the three months ended June 30, 2010 primarily due to collection expense on purchased debt.

Collection Expenses

Collection expenses on purchased debt increased 72.5% which is primarily affected by higher collections.  Purchased debt collections, excluding sales and recourse proceeds, increased to $112.9 million in the three months ended June 30, 2011 from $69.6 million in the three months ended June 30, 2010, an increase of 62.2%.  The remaining increase in collection expenses on purchased debt is due to slightly higher rates of compensation for collection overperformance, under the Company’s collection performance variable fee structure.

Collection expenses on contingent debt decreased 78.3%, which is in line with the decrease in contingent debt revenue and collections.

Interest Expense

Interest expense increased by $0.7 million primarily due to higher outstanding balances on the line of credit. The average outstanding balance on the revolving line of credit increased to $140.6 million during the three months ended June 30, 2011 from $100.7 million outstanding during the three months ended June 30, 2010.

Other

Other expense recognized during the three months ended June 30, 2010 was primarily related to a $2.8 million loss on debt extinguishment recorded as a result of the early repayment of the Company’s previously existing credit facility in April 2010.

Income Tax Benefit (Expense)

Income tax expense was $0.7 million for the three months ended June 30, 2011, compared to an income tax benefit of $9.4 million for the three months ended June 30, 2010. This change is primarily driven by the loss before taxes and by a valuation allowance recorded against net deferred tax assets during the period.  We had a loss before taxes of $9.7 million for the three months ended June 30, 2011 compared to a loss of $56.5 million for the three months ended June 30, 2010, a decrease of $46.9 million or

82.9%.  Before any tax valuation allowance taken, our income tax benefit was $3.8 million in the three months ended June 30, 2011 compared to a benefit of $20.9 million in the three months ended June 30, 2010, a decrease of $17.1 million or 81.8%.  However, we recorded a valuation allowance of $4.5 million against certain deferred tax assets during the three months ended June 30, 2011 as a result of continued GAAP losses, compared to a valuation allowance of $11.5 million for the three months ended June 30, 2010. Income tax expense or benefit is presented net of any tax valuation allowance recorded.  Before the impact of the tax valuation allowance recorded, the effective tax rate increased to 39.7% in the three months ended June 30, 2011 from 37.0% in the three months ended June 30, 2010 due to the tax benefit attributable to the US operations being increasingly offset by a tax expense in Canada at a lower statutory rate. The $0.7 million tax provision in 2011 relates primarily to our Canadian operations.

The following table summarizes the results of our operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
$ in thousands	2011	2010	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$113,323	$34,834	$78,489	225.3%
Contingent debt	2,259	9,724	(7,465)	-76.8%
Other revenue	185	543	(358)	-65.9%
Total revenues	115,767	45,101	70,666	156.7%
Expenses
Collection expenses on:
Purchased debt	81,404	51,524	29,880	58.0%
Contingent debt	1,585	6,871	(5,286)	-76.9%
Other direct operating expenses	927	1,231	(304)	-24.7%
Total direct operating expenses	83,916	59,626	24,290	40.7%
Salaries and payroll taxes	12,247	12,037	210	1.7%
General and administrative	6,624	6,240	384	6.2%
Depreciation and amortization	2,448	2,825	(377)	-13.3%
Total indirect expenses	21,319	21,102	217	1.0%
Total expenses	105,235	80,728	24,507	30.4%
Operating income (loss)	10,532	(35,627)	46,159	-129.6%
Other expense:
Interest expense	24,513	22,100	2,413	10.9%
Other	324	2,846	(2,522)	-88.6%
Total other expense	24,837	24,946	(109)	-0.4%
Loss before income taxes	(14,305)	(60,573)	46,268	76.4%
Income tax benefit (expense)	(1,267)	10,875	(12,142)	-111.7%
Net loss	$(15,572)	$(49,698)	$34,126	68.7%

Revenues

Total revenues increased $70.7 million in the six months ended June 30, 2011 compared the six month ended June 30, 2010 primarily due an increase in revenues on purchased debt, net.

Purchased Debt, Net

Purchased debt, net revenues increased $78.5 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to significant decreases non-cash valuation allowance charges in the six months ended June 30, 2011. While the non-cash valuation allowance negatively impacted both periods, the impact on the six months ended June 30, 2011 was $12.6 million compared to $57.0 million during the six months ended June 30, 2010, for the reasons described above in the three month results of operations section. The non-cash valuation allowance taken in the six months ended June 30, 2011 was a result of actual and forecasted performance of the 2007 and 2008 quarterly pools being less than previous expectations.

Exclusive of the impact of the non-cash valuation allowance charges, purchased debt revenues were $125.9 million during the six months ended June 30, 2011, compared to $91.8 million during the six months ended June 30, 2011, an increase of $34.0 million, or 37.1%.  This increase was predominantly driven by a $36.2 million increase in revenues on level yield assets, which was partially offset by a $2.1 million decrease in revenues on cost recovery assets.

The increase in level yield revenues was primarily a result of the increases in weighted average monthly IRR from 4.0% to 6.3%, partially offset by the decrease in average carrying value of level yield purchased debt assets from $233.4 million in the six months ended June 30, 2010 compared to $218.7 million in the six months ended June 30, 2011.

During the six months ended June 30, 2011, as a result of over-performance relative to expectations, we increased our prospective expectations of future cash proceeds on several level yield pools.  As a result, we increased the IRRs on seven of our 2009 and 2010 quarterly pools, which contributed to an overall weighted average IRR increase for our level yield portfolio base.

The purchased debt, net revenues on our cost recovery assets decreased $2.1 million despite total proceeds on those assets remaining virtually flat. The decrease resulted from a higher proportion of proceeds applied to cost recovery purchased debt principal as the composition of the cost recovery portfolio is more heavily weighed by newer purchases.

Contingent Debt

Contingent debt revenue decreased 76.8% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Expenses

Total expenses increased to $105.2 million for the six months ended June 30, 2011 from $80.7 million for the six months ended June 30, 2010 primarily due to collection expenses on purchased debt.

Collection Expenses

Collection expenses on purchased debt increased 58.0% and was consistent with the increase in collections.  Purchased debt collections, excluding sales and recourse proceeds, increased to $215.9 million in the six months ended June 30, 2011 from $139.5 million in the six months ended June 30, 2010, an increase of 54.8%.  The remaining increase in collection expenses on purchased debt is due to slightly higher rates of compensation for collection overperformance, under the Company’s collection performance variable fee structure.

Collection expenses on contingent debt decreased 76.9%, which is in line with the decrease in contingent debt revenue.

Interest Expense

Interest expense increased by $2.4 million for the six months ended June 30, 2011 primarily due to higher outstanding balances on the new revolving credit facility and Senior Second Lien Notes, entered into in April 2010, compared to the line of credit and notes payable in place from January through early April 2010. The average outstanding balance on the revolving line of credit increased to $129.2 million during the six months ended June 30, 2011 from $100.4 million outstanding during the six months ended June 30, 2010, while the average outstanding balance on notes payable increased to $290.1 million from $268.9 million over the corresponding periods. These increases are slightly offset by a 0.3% decrease in the weighted average interest rate as a result of the amendment to the revolving credit facility during the six months ended June 30, 2011.

Other

Other expense recognized during the six months ended June 30, 2010 was primarily related to a $2.8 million loss on debt extinguishment recorded as a result of the early repayment of the Company’s previously existing credit facility in April 2010.

Income Tax Benefit (Expense)

Income tax expense was $1.3 million for the six months ended June 30, 2011, compared to an income tax benefit of $10.9 million for the six months ended June 30, 2010. This change is primarily driven by the loss before taxes and by a valuation allowance recorded against net deferred tax assets during the period.  We had a loss before taxes of $14.3 million for the six months ended June 30, 2011 compared to a loss of $60.6 million for the six months ended June 30, 2010, a decrease of $46.3 million or 76.4%.  Before any tax valuation allowance taken, our income tax benefit was $5.7 million in the six months ended June 30, 2011 compared to a benefit of $22.4 million in the six months ended June 30, 2010, a decrease of $16.7 million or 74.6%.  However, we recorded a valuation allowance of $7.0 million against certain deferred tax assets during the six months ended June 30, 2011 as a result of continued GAAP losses, compared to a valuation allowance of $11.5 million for the six months ended June 30, 2010. Income tax expense or benefit is presented net of any tax valuation allowance recorded.  Before the impact of the tax valuation allowance recorded, the effective tax rate increased to 39.8% in the six months ended June 30, 2011 from 37.0% in the six months ended June 30, 2010 due to the tax benefit attributable to the US operations being increasingly offset by a tax expense in Canada at a lower statutory rate.  The $1.3 million tax provision in 2011 relates primarily to our Canadian operations.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010:

Reconciliation of Net Loss to Adjusted EBITDA ($ in	Three Months Ended June 30,			Six Months Ended June 30,
thousands)	2011	2010	$ Variance	2011	2010	$ Variance
Net loss	$(10,353)	$(47,153)	$36,800	$(15,572)	$(49,698)	$34,126
Interest expense	12,279	11,595	684	24,513	22,100	2,413
Interest income	(31)	(64)	33	(58)	(166)	108
Income tax expense (benefit)	701	(9,382)	10,083	1,267	(10,875)	12,142
Depreciation and amortization	1,300	1,414	(114)	2,448	2,825	(377)
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	54,297	32,088	22,209	102,523	72,572	29,951
Amortization of step-up of carrying value(2)	75	132	(57)	165	323	(158)
Change in valuation allowance(3)	6,697	49,712	(43,015)	12,566	57,011	(44,445)
Certain other or non-cash expenses
Stock option expense(4)	75	130	(55)	153	590	(437)
Loss on debt extinguishment	—	2,761	(2,761)	—	2,761	(2,761)
Other(5)	434	130	304	915	228	687
Adjusted EBITDA	$65,474	$41,363	$24,111	$128,920	$97,671	$31,249

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

Supplemental Performance Data

Owned Portfolio Performance:

The following tables show certain data related to our purchased debt portfolios. These tables describe purchase price, cash proceeds, and related gross return on investment.

The gross returns on investment, or ROIs, for 2006 through 2008 described below are lower than most of our historical multiples in the years prior and the periods from 2009 to June 30, 2011. These ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment that was predominantly related to purchase years 2006 through 2008. As a result, on a relative basis, our ROIs for these years are lower than other years. However, since 2009, our ROIs have returned to multiples that are more consistent with our historical performance.

U.S. Purchased Debt Portfolio as of June 30, 2011 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
1998	$2,226	$—	$—	0%	$4,282	$—	$4,282	1.92x
1999	13,966	—	—	0%	24,478	—	24,478	1.75x
2000	51,832	—	—	0%	111,454	—	111,454	2.15x
2001	63,031	—	—	0%	152,399	—	152,399	2.42x
2002	88,756	—	—	0%	216,935	100	217,035	2.45x
2003	131,790	—	—	0%	372,664	1,940	374,604	2.84x
2004	105,228	(415)	56	0%	324,150	4,780	328,930	3.13x
2005	191,176	(1,362)	477	0%	407,318	11,336	418,654	2.19x
2006	248,335	(2,548)	2,919	1%	417,369	18,575	435,944	1.76x
2007	236,005	(62,764)	24,515	10%	310,861	38,451	349,312	1.48x
2008	226,030	(77,572)	36,633	16%	273,403	60,711	334,114	1.48x
2009	105,157	(175)	22,937	22%	144,261	81,709	225,970	2.15x
2010	171,823	—	66,219	39%	165,233	226,632	391,865	2.28x
2011	126,452	—	88,796	70%	54,931	234,437	289,368	2.29x

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

	U.S. Period of Proceeds ($ in thousands)
Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$3	$4,282
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	15	24,478
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	74	111,454
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	297	152,399
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	916	216,935
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	2,848	372,664
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	4,377	324,150
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	6,796	407,318
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	8,394	417,369
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	12,020	310,861
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	21,890	273,403
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	23,489	144,261
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	74,804	165,233
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	54,931	54,931
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$210,854	$2,979,738

We rely on consistent cash proceeds in each period to maintain our long-term growth plans. Collections are generally higher in the first quarter of the year due to income tax refunds, patterns of seasonal employment, and the impact of reductions in consumer spending following the holiday season. In addition to seasonal collection patterns, 2009 cash proceeds were reduced due to our reduced investment activity. The following chart represents our historical proceeds on owned debt by quarter.

Quarterly Cash Proceeds ($ in millions)

Liquidity and Capital Resources

Working Capital and Seasonality

Our working capital levels are typically consistent throughout the year except for the first quarter of each year when we historically tend to have higher collections. These higher collections are primarily driven by tax refunds, patterns of seasonal employment, and the impact of reductions in consumer spending following the holiday season. Our primary sources of working capital are cash flows from operations and bank borrowings. We use our working capital to purchase charged-off receivables, service our indebtedness, and fund our operations to generate long-term growth.

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally cancelled by the Company at its discretion with 60 days’ notice. At June 30, 2011, the Company had obligations outstanding to purchase $416 million in face value of debt at an aggregate price of $33.6 million during the next year under forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations, and our forward flow contracts, prospectively through the next twelve months. However, our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. As of June 30, 2011, our total availability under our line of credit was $50.3 million based on our borrowing base calculation before the impact of accrued interest of $8.8 million and taxes receivable of $16.0 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our long-term indebtedness at June 30, 2011 and June 30, 2010 was $440.9 million and $375.7 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
$ in thousands	2011	2010	$ Variance	% Variance
Net cash provided by (used in) operating activities	$4,429	$13,365	$(8,936)	-66.9%
Net cash used in investing activities	(38,687)	(3,824)	(34,863)	(2)
Net cash provided by (used in) financing activities	34,124	(8,568)	42,692	(2)
Increase (decrease) in cash and cash equivalents(1)	(134)	$973	(1,107)	-113.8%

(1)                                  Before foreign currency translation of $57 and $(431) for the six months ended June 30, 2011 and 2010, respectively.

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

Our operating activities provided net cash of $4.4 million and $13.4 million during the six months ended June 30, 2011 and 2010, respectively. The decrease in cash provided by operating activities of $8.9 million was primarily due to $9.9 million higher cash interest payments in the six months ended June 30, 2011 compared to June 30, 2010.

Investing Activities

Our investing activities used net cash of $38.7 million and $3.8 million during the six months ended June 30, 2011 and June 30, 2010, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables and cash proceeds applied to the carrying value of our purchased debt. The increase in cash used is due to a $64.1 million increase in investments in purchased debt, which is partially offset by a $30.0 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Our financing activities provided cash of $34.1 million during the six months ended June 30, 2011, and used $8.6 million during the six months ended June 30, 2010. Cash used in financing activities is primarily driven by purchasing volume, payments on our current and previously existing revolving credit facility, principal payments on our previously existing term loans, capital lease obligations, and payments of origination fees on our new revolving credit facility and Senior Second Lien notes. Cash is provided by draws on our current and previously existing revolving credit facility. The increase in cash provided by financing activities is primarily due to additional net draws on our revolving credit facility due to increased purchasing volume in 2011.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

There were no material changes to the Company’s senior revolving credit facility or Senior Second Lien Notes from the information previously disclosed in the Company’s Registration Statement on Form S-4 (File Number 333-170734) filed with the Securities & Exchange Commission on March 4, 2011 and effective March 11, 2011 (our “Registration Statement”), except for the amendment to the revolving credit facility described in Note 5 and additional draws on the revolving credit facility.  The balance of the line of credit under the revolving credit facility was $147.0 million and $111.3 million at June 30, 2011 and December 31, 2010, respectively; an increase of $35.6 million or 32.0%.  The new revolving credit facility was amended during the three months ended June 30, 2011 to provide maximum financing commitments of $215 million, subject to a borrowing base, as described in Note 5.  At June 30, 2011, our availability under the line of credit was $50.3 million based on our borrowing base calculation.

Covenants

The senior revolving credit facility and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, is $180 million for the rolling four quarters ending June 30, 2011. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations are $3 million in any fiscal year.

As of June 30, 2011, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.3 million and software agreements of $1.5 million as of June 30, 2011.

Related Party Loans

During the year ended December 31, 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo Financial Corporation held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of June 30, 2011, these notes had outstanding balances of $1.2 million and $0.4 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2011, we do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

While the litigation and regulatory environment is challenging, both for us, our United Network and our industry and the number of claims and legal proceedings received against us is generally increasing, in our opinion, the results of claims and legal proceedings are not individually, or in the aggregate, likely to have a material adverse effect on our consolidated financial position or the results of our operations.

Item  1A                            Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Registration Statement.

There have been no material changes to risk factors previously disclosed in our Registration Statement.

Item  6.                                 Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, SquareTwo Financial Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQUARETWO FINANCIAL CORPORATION

Date: August 11, 2011	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2011	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document