Form 10-Q
period 2011-09-30
SquareTwo Financial Corp
filed 2011-11-10
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________
FORM 10-Q
_____________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number: 333-170734
_____________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 10, 2011, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$3,826	$1,864
Restricted cash	29,510	11,959
Receivables:
Contingent clients	163	463
Trade, net of allowance for doubtful accounts of $123 and $133, respectively	552	540
Notes receivable, net of allowance for doubtful accounts of $147 and $230, respectively	888	872
Taxes receivable, including interest	15,749	15,946
Purchased debt, net	246,207	225,694
Property and equipment, net	24,929	21,920
Goodwill and intangible assets	171,348	171,348
Other assets	15,494	16,349
Total assets	$508,666	$466,955
Liabilities and equity
Payables:
Contingent client	$450	$987
Accounts payable, trade	2,704	1,054
Payable from trust accounts	1,986	1,895
Taxes payable	1,719	251
Accrued interest and other liabilities	31,770	19,747
Deferred tax liability	9,433	9,433
Line of credit	161,168	111,340
Notes payable, net of discount	290,206	290,008
Obligations under capital lease agreements	3,398	1,315
Total liabilities	502,834	436,030
Commitments and contingencies (Note 8)
Equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	189,762	189,528
Accumulated deficit	(184,332)	(158,688)
Accumulated other comprehensive loss	(521)	(126)
Total SquareTwo equity	4,909	30,714
Noncontrolling interest	923	211
Total equity	5,832	30,925
Total liabilities and equity	$508,666	$466,955

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Revenues on:
Purchased debt, net	$58,087	$38,550	$171,410	$73,384
Contingent debt	706	2,845	2,965	12,569
Other revenue	73	114	258	657
Total revenues	58,866	41,509	174,633	86,610
Expenses
Collection expenses on:
Purchased debt	44,438	29,963	125,842	81,487
Contingent debt	510	1,767	2,095	8,638
Other direct operating expenses	545	353	1,472	1,584
Salaries and payroll taxes	6,239	5,948	18,486	17,985
General and administrative	3,364	3,126	9,988	9,366
Depreciation and amortization	1,378	1,355	3,826	4,180
Total expenses	56,474	42,512	161,709	123,240
Operating income (loss)	2,392	(1,003)	12,924	(36,630)
Other expense			—
Interest expense	12,398	11,992	36,911	34,092
Other expense (income)	(1,483)	84	(1,159)	2,930
Total other expense	10,915	12,076	35,752	37,022
Loss before income taxes	(8,523)	(13,079)	(22,828)	(73,652)
Income tax benefit (expense)	(837)	152	(2,104)	11,027
Net loss	(9,360)	(12,927)	(24,932)	(62,625)
Less: Net income attributable to the noncontrolling interest	282	—	712	—
Net loss attributable to SquareTwo	$(9,642)	$(12,927)	$(25,644)	$(62,625)

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity	Noncontrolling Interest	Total Equity
Balances, December 31, 2010	$—	$189,528	$(158,688)	$(126)	$30,714	$211	$30,925
Net income (loss)	—	—	(25,644)	—	(25,644)	712	(24,932)
Other Comprehensive income:
Currency translation adjustment	—	—	—	(395)	(395)	—	(395)
Comprehensive income (loss)					(26,039)	712	(25,327)
Parent Investment	—	7	—	—	7	—	7
Stock option expense	—	227	—	—	227	—	227
Balances, September 30, 2011	$—	$189,762	$(184,332)	$(521)	$4,909	$923	$5,832

See Notes to Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net loss	$(24,932)	$(62,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,826	4,180
Amortization of loan origination fees and debt discount	2,615	1,843
Recovery of step-up in basis of purchased debt	229	448
Change in valuation allowance of purchased debt	20,131	61,553
Expenses for stock options	227	722
Loss on debt extinguishment	—	2,761
Other non-cash expense	1,820	1,918
Deferred tax provision (benefit), net of valuation allowance	—	(11,147)
Paid in kind interest	—	2,641
Changes in operating assets and liabilities:
Income tax payable/receivable	1,784	2,654
Restricted cash	(17,551)	(16,294)
Other assets	(2,546)	(749)
Accounts payable and accrued liabilities	13,259	12,179
Net cash provided by (used in) operating activities	(1,138)	84
Investing activities
Investment in purchased debt	(202,599)	(115,542)
Proceeds applied to purchased debt principal	161,043	111,627
Net proceeds from notes receivable	51	287
Purchases of property and equipment including capitalized interest	(3,407)	(2,912)
Net cash used in investing activities	(44,912)	(6,540)
Financing activities
Parent investment	7	—
Proceeds from senior notes issued, net	—	284,969
Payments on notes payable, net	(341)	(245,909)
Proceeds from lines-of-credit	394,253	349,907
Payments on lines-of-credit	(344,163)	(364,832)
Origination fees on the lines-of-credit and notes payable	(450)	(14,250)
Prepayment penalties on debt extinguishment	—	(1,184)
Payments on capital lease obligations	(1,210)	(1,638)
Net cash provided by financing activities	48,096	7,063
Increase in cash and cash equivalents	2,046	607
Impact of foreign currency translation on cash	(84)	255
Cash and cash equivalents at beginning of period	1,864	426
Cash and cash equivalents at end of period	$3,826	$1,288
Supplemental disclosure of cash flow information
Cash paid for interest	$26,161	$16,055
Cash received for income taxes	(949)	(2,534)
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$3,295	$176

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2011, its condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, its condensed consolidated statement of changes in equity and comprehensive income for the nine months ended September 30, 2011, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.  The condensed consolidated statement of operations of the Company for the three and nine months ended September 30, 2011 may not be indicative of future results.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Registration Statement on Form S-4 (File Number 333-170734) filed with the Securities & Exchange Commission on March 4, 2011 and effective March 11, 2011 (the “Registration Statement”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company are prepared in accordance with GAAP and include the accounts of SquareTwo Financial Corporation and its subsidiaries. SquareTwo Financial Corporation owns the following subsidiaries: ReFinance America, Ltd.; CACV of Colorado, LLC; CACH, LLC; Collect Air, LLC; Healthcare Funding Solutions, LLC; SquareTwo Financial Commercial Funding Corporation, and Collect America of Canada, LLC. Collect America of Canada, LLC has a wholly-owned subsidiary, SquareTwo Financial Canada Corporation, which has a majority ownership interest in CCL Financial Inc. CCL Financial Inc. is a consolidated subsidiary of the Company. As previously disclosed, Parent owns 100% of the outstanding equity of SquareTwo and all other Parent investments are dormant. All material expenses incurred by Parent on SquareTwo’s behalf have been allocated to SquareTwo and are reflected in the condensed consolidated financial statements of SquareTwo. Inactive companies are not listed. All significant intercompany transactions and balances have been eliminated in consolidation.

Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of operations, assets, and use of technology. Revenues derived outside of the United States were $4,657 and $1,775 for the three months ended September 30, 2011 and 2010, respectively, and $12,159 and $4,289 for the nine months ended September 30, 2011 and 2010, respectively.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 generally clarifies ASC Topic 820, but also includes changes to the measurement and disclosure of fair values.  The ASU converges US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurements of fair values and related disclosure.  ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU No 2011-08 modifies the requirements for testing goodwill for impairment. The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU No. 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company performs its annual impairment test for goodwill in the fourth quarter of each year. The adoption of this guidance is expected to have no impact on the Company's financial position or results of operations.

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

Since January 1, 2005, we have accounted for our purchased debt under the guidance of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Under ASC 310-30, static pools of purchased debt may be established and accounted for under either the interest method of accounting (referred to by us as “level yield”) or the cost recovery method of accounting. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, reduction of carrying value and any valuation allowance. Once a static pool is established, individual accounts are not added to or removed from the pool unless sold to a third party or recoursed back to the seller. Purchased debt accounted for under our level yield method of accounting is pooled each quarter, whereas purchased debt accounted for under cost recovery is pooled by each individual purchase. The cost recovery method prescribed by ASC 310-30 is required when future cash proceeds on a particular purchase cannot be reasonably predicted in timing or amount. Purchased debt accounted for under the cost recovery method comprises all Canadian, commercial, medical, and student loan purchases, and any other asset class for which we do not have the necessary experience to forecast the timing and amount of cash flows. For purchased debt which we believe we can reasonably forecast the timing and amount of our cash proceeds, we utilize the level yield method.

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

Changes in purchased debt, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$226,211	$206,348	$23,087	$12,500	$249,298	$218,848
Purchases	54,247	34,761	9,717	6,243	63,964	41,004
Change in allowance	(6,619)	(4,542)	(946)	—	(7,565)	(4,542)
Proceeds applied to purchased debt principal	(51,169)	(34,485)	(7,351)	(4,570)	(58,520)	(39,055)
Other(1)	—	—	(970)	20	(970)	20
Balance at end of period	$222,670	$202,082	$23,537	$14,193	$246,207	$216,275

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$211,202	$260,478	$14,492	$13,820	$225,694	$274,298
Purchases	172,505	103,144	30,094	12,398	202,599	115,542
Change in allowance	(19,185)	(61,571)	(946)	18	(20,131)	(61,553)
Proceeds applied to purchased debt principal	(141,852)	(99,969)	(19,191)	(11,658)	(161,043)	(111,627)
Other(1)	—	—	(912)	(385)	(912)	(385)
Balance at end of period	$222,670	$202,082	$23,537	$14,193	$246,207	$216,275

(1)    Other includes impacts of the Company’s recovery of step-up in basis, franchise asset purchase program (discontinued), and currency translation on purchased debt. The step-up in basis is a result of fair value adjustments from the Acquisition, and has a net remaining carrying value of $294 as of September 30, 2011.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Proceeds	$100,092	$61,642	$22,442	$20,322	$122,534	$81,964
Less:
Gross revenue recognized	48,923	27,157	14,584	14,921	63,507	42,078
Cost recovery court costs recoveries(1)	—	—	507	831	507	831
Proceeds applied to purchased debt principal	51,169	34,485	7,351	4,570	58,520	39,055
	$—	$—	$—	$—	$—	$—

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Proceeds	$281,986	$183,874	$66,967	$64,081	$348,953	$247,955
Less:
Gross revenue recognized	140,134	83,905	45,485	48,266	185,619	132,171
Cost recovery court costs recoveries(1)	—	—	2,291	4,157	2,291	4,157
Proceeds applied to purchased debt principal	141,852	99,969	19,191	11,658	161,043	111,627
	$—	$—	$—	$—	$—	$—

(1)    Cost recovery court cost recoveries are recorded as a contra expense in the collection expenses on purchased debt line item in the condensed consolidated statements of operations.

The following tables show reconciliations of gross revenue recognized to purchased debt revenues, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Gross revenue recognized	$48,923	$27,157	$14,584	$14,921	$63,507	$42,078
Purchased debt royalties	1,953	821	378	489	2,331	1,310
Change in valuation allowance	(6,619)	(4,542)	(946)	—	(7,565)	(4,542)
Other(1)	—	—	(186)	(296)	(186)	(296)
Purchased debt revenue, net	$44,257	$23,436	$13,830	$15,114	$58,087	$38,550

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Gross revenue recognized	$140,134	$83,905	$45,485	$48,266	$185,619	$132,171
Purchased debt royalties	5,300	2,477	1,265	1,331	6,565	3,808
Change in valuation allowance	(19,185)	(61,571)	(946)	18	(20,131)	(61,553)
Other(1)	—	—	(643)	(1,042)	(643)	(1,042)
Purchased debt revenue, net	$126,249	$24,811	$45,161	$48,573	$171,410	$73,384

(1)    Other items relate to the recovery of step-up in basis, franchise asset purchase program (discontinued) and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

The following tables show detail of the Company’s purchases during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Purchase price	$54,247	$34,761	$9,717	$6,243	$63,964	$41,004
Face value	674,033	958,582	268,283	225,103	942,316	1,183,685
% of face	8.0%	3.6%	3.6%	2.8%	6.8%	3.5%

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Purchase price	$172,505	$103,144	$30,094	$12,398	$202,599	$115,542
Face value	2,251,244	2,629,978	764,114	604,299	3,015,358	3,234,277
% of face	7.7%	3.9%	3.9%	2.1%	6.7%	3.6%

The estimated future cash proceeds expected at acquisition for level yield portfolios purchased during the three months ended September 30, 2011 amounted to $125.8 million. Based upon September 30, 2011 projections, cash proceeds expected to be received on purchased debt accounted for under the level yield method and acquired during the nine months ended September 30, 2011 are as follows:

Cash proceeds expected
2011 (includes actuals of $104,037 from the first three quarters)	$155,509
2012	128,670
2013	61,688
2014	26,691
2015	14,586
2016	9,043
2017	5,927
2018 and thereafter	7,265
Total cash proceeds expected	$409,379

Accretable yield represents the difference between our estimated remaining proceeds of our purchased debt accounted for under the level yield method and the carrying value of those assets at September 30, 2011 and 2010. The estimated remaining proceeds are used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in our accounting policy for the level yield method earlier in this note.

In the three months ended September 30, 2011, the Company spent $54.2 million in capital to acquire purchased debt that qualified for the level yield method of accounting.   The face amount (or the actual amount owed by the debtors) of the debt purchased by the Company was $0.7 billion.  The purchase price for the debt acquired in the three months ended September 30, 2011 was 8.0% of the face amount.

The Company recorded the $54.2 million in capital spend on its balance sheet at cost, and expects to receive $125.8 million in proceeds over the life of the pool. The accretable yield for the purchases during the three months ended September 30, 2011 is $71.5 million, or the expected remaining proceeds of $125.8 million less the purchase price of $54.2 million. The nonaccretable yield for the third quarter 2011 level yield purchases is $548.3 million, representing the difference between the expected proceeds of $125.8 million, and the face value of the purchased debt of $0.7 billion.

The following is the change in accretable yield for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$404,245	$277,005	$304,963	$302,998
Impact from revenue recognized on purchased debt, net	(42,304)	(22,615)	(120,949)	(22,334)
Additions from current year purchases	71,514	47,656	236,873	121,038
Reclassifications (to)/from nonaccretable difference	2,072	(13,879)	14,640	(113,535)
Balance at end of period	$435,527	$288,167	$435,527	$288,167

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$136,367	$114,108	$8,488	$8,715	$144,855	$122,823
Allowance charges recorded (reversed)	6,619	4,542	946	—	7,565	4,542
Balance at end of period	$142,986	$118,650	$9,434	$8,715	$152,420	$127,365

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Balance at beginning of period	$123,801	$57,079	$8,488	$8,733	$132,289	$65,812
Allowance charges recorded (reversed)	19,185	61,571	946	(18)	20,131	61,553
Balance at end of period	$142,986	$118,650	$9,434	$8,715	$152,420	$127,365

4. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s Partners Network and were identified as part of purchase accounting at the date of the Acquisition. The Company tests its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing.

The following is a summary of intangibles:

	September 30, 2011	December 31, 2010
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	September 30, 2011			December 31, 2010
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	6.3%	$156,825	April 2014	7.0%	$106,226	April 2014
Line of Credit CAD	6.8%	4,343	April 2014	7.0%	5,114	April 2014
Total Line of Credit		$161,168			$111,340

(1)    Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of September 30, 2011 and December 31, 2010. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

On April 7, 2010, Parent, SquareTwo Financial Corporation, and certain of SquareTwo Financial Corporation’s subsidiaries entered into a new revolving credit facility agreement. The Company incurred and capitalized $5.3 million of costs associated with this facility. The remaining unamortized costs of this facility were $3,623 and $4,363 at September 30, 2011 and December 31, 2010, respectively, and are included in the other assets line on the condensed consolidated balance sheets.

During the three months ended June 30, 2011, the Company entered into an amendment to its revolving credit facility agreement.  Pursuant to the terms of the amendment, the Company has increased the maximum amount under the revolving credit facility from $185 million to $215 million.  The amendment also provided a reduction in the calculation of the applicable interest rates as follows: reduction of the Applicable Margin in an amount equal to 25 basis points, and a reduction in the minimum interest rates governed by each of the Base Rate, Canadian BA Rate and LIBOR in an amount equal to 50 basis points.  In exchange for this reduction, SquareTwo paid a nonrefundable commitment fee equal to 1% of the incremental Commitment amount of the Revolving Credit Facility.   At September 30, 2011, our availability under the line of credit was $44.6 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	September 30, 2011		December 31, 2010
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $3,967 and $4,506 unamortized discount	11.625%	$286,033	11.625%	$285,494	April 2017
Other Notes Payable	6.33 - 8.00%	4,173	6.33 - 8.00%	4,514	2012 - 2021
Total Notes Payable		$290,206		$290,008

(1)                                  Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of September 30, 2011 and December 31, 2010.

Concurrent with the closing of the revolving credit facility in April 2010, the Company issued $290.0 million in aggregate principal amount of 11.625% Senior Second Lien Notes (the “Second Lien Notes”) and received $285.0 million in net proceeds prior to transaction costs. The Company incurred and capitalized $8.9 million of costs associated with the issuance of the Second Lien Notes. The remaining unamortized costs were $7,029 and $7,989 at September 30, 2011 and December 31, 2010, respectively, and are included in the other assets line on the condensed consolidated balance sheet.  The Second Lien Notes will mature on April 1, 2017. They are guaranteed on a senior secured basis by substantially all of SquareTwo’s existing and future domestic subsidiaries, and the guarantees are secured by a second priority lien on substantially all of the Company’s and the guarantors’ assets. On March 4, 2011, the Company filed the Registration Statement with the SEC to register the Second Lien Notes under the Securities Act of 1933. On April 8, 2011, the Company completed an exchange of all outstanding Second Lien Notes (“Old Notes”) for an equal principal amount of notes registered with the SEC under the Securities Act of 1933 (“New Notes”).  Other than the New Notes being registered, the terms of the New Notes and the Old Notes are substantially identical.

The Company had accrued interest on notes payable of $16,855 at September 30, 2011 and $8,428 at December 31, 2010, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of September 30, 2011, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Second Lien Notes.

6. Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

·                  Level 1—Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

·                  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

·                  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table displays the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2011		December 31, 2010
	Carrying amounts	Estimated fair value	Carrying amounts	Estimated fair value
Purchased debt(1)	$246,207	$577,087	$225,694	$489,520
Line of credit	161,168	161,168	111,340	111,340
Notes payable(2)	290,206	287,161	290,008	290,008

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

Purchased Debt Receivables

The Company initially records purchased debt receivables at cost. If a valuation allowance is required for a portion of the asset balance, as discussed previously in Note 3, the Company records that portion of the total purchased debt balance by discounting the future cash flows generated by its proprietary forecasting model using the IRR. Approximately $51.8 million and $69.5 million of the Company’s purchased debt assets are classified as Level 3 assets as of September 30, 2011, and December 31, 2010, respectively, due to a portion of the respective reporting date balance being recorded using the Company’s proprietary forecasting model, in conjunction with the allowance charges. For additional information on allowance charges on the Company’s purchased debt assets see Note 3.

At September 30, 2011 and December 31, 2010, $23.5 million and $14.5 million of the purchased debt receivable balance was accounted for under the cost recovery method. The Company accounts for these receivables on the cost recovery method as it cannot reasonably forecast the future cash flows in timing and amount. The Company has determined the fair value of its purchased debt by discounting the future cash flows generated by its proprietary forecasting model associated with these assets using a risk-adjusted discount rate.

Line of Credit and Notes Payable

The Company has a revolving line of credit and several notes payable.  The majority of these instruments, excluding the Second Lien Notes, have terms that represent recently negotiated borrowing rates.  As a result, the Company believes the carrying values of these instruments, excluding the Second Lien Notes, approximate fair value as of September 30, 2011 and December 31, 2010.  We use recently observed available market trading data to estimate fair value of the Second Lien Notes.   These instruments are described more fully in Note 5.

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

During the three and nine months ended September 30, 2011, the Company recorded a valuation allowance of $4.1 million and $11.1 million, respectively, against certain deferred tax assets including federal and state net operating losses, which may not be utilized within the statute of limitations. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $9.4 million at September 30, 2011 is attributable to the deferred tax liability associated with the Company’s indefinite lived Partners Network intangible asset and a deferred tax asset associated with the book-to-tax basis differences on Canadian assets. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

For the three and nine months ended September 30, 2011, the combined state, federal and Canadian tax rate from operations was an expense of 9.8% and 9.2%, respectively, which primarily relates to our Canadian operations. The difference between the total income tax expense and the income tax benefit computed using the statutory rate of 35% resulted primarily from the change in the valuation allowance. Before the impact of the valuation allowance, the effective tax rate for the three and nine months ended September 30, 2011 was 38.4% and 39.3%, respectively.

In 2009, Parent received the Internal Revenue Service’s ("IRS") consent to change its accounting method for tax purposes related to court costs, allowing it to deduct payments for its court costs in the year incurred, which is consistent with the Company’s accounting for its court costs under GAAP. As a result, Parent filed amended federal and state returns for the years ended December 31, 2007 and 2006, and also filed carryback claims to the year ended December 31, 2005. The net effect of the amended filings was a taxes receivable balance of $18.5 million recognized by the Company at December 31, 2009 relating primarily to the federal refunds due to Parent.

During the third quarter of 2011, the IRS completed its review of the refund claims and notified the Company of its intent to process for payment the outstanding refunds due to the Company along with accrued interest. During the quarter ended September 30, 2011, the Company received $1.6 million from the IRS inclusive of $181 of accrued interest, and the amount receivable remaining as of September 30, 2011 was $14.5 million along with accrued interest of $1.4 million. As a result of the official correspondence from the IRS, the Company recognized $1.6 million of interest income during the quarter ended September 30, 2011, $1.4 million of which was accrued and is included in the taxes receivable line item in the condensed consolidated balance sheets. Interest income is included in the other expense line item in the condensed consolidated statements of operations. As the Company is consolidated with Parent for income tax reporting, the refunds are due to Parent but are reflected as a receivable of the Company in the Company’s condensed consolidated financial statements due to a tax sharing agreement in place between SquareTwo and Parent.

8. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At September 30, 2011, the Company had obligations outstanding to purchase $351.0 million in face value of debt at an aggregate price of $27.3 million during the next year under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

On September 26, 2011, CCL Financial Inc. (“CCL”), one of the Company's subsidiaries in Canada, received a letter from the Canada Revenue Agency (“CRA”) which outlined CRA's preliminary findings of its review of CCL's compliance with the harmonized sales tax (“HST”) for the four years ended June 30, 2011.  In addition to requesting additional information by October 30, 2011 intended to allow CCL to clarify the Company's compliance with the HST requirements, the inquiry also identified CRA's proposed HST adjustments, which are approximately $1.3 million, not including interest, as well as potential penalties of up to $0.3 million.  The Company does not believe the proposed adjustments apply to CCL as they would effectively impose the HST on intercompany transactions between CCL and a related legal entity used to acquire purchased debt in Canada.  The Company has furnished the information requested by the CRA and provided a detailed explanation of its position and HST compliance.  At the time of this filing, it remains unknown what adjustments, interest, or penalties, if any, will ultimately be imposed on the Company with respect to this matter.  Accordingly, the Company does not believe the CRA's notice meets the GAAP criteria for recognition of a loss contingency in its results of operations for the period ended September 30, 2011.

Litigation

From time to time the Company is a defendant in litigation alleging violations of applicable state and federal laws by the Company or the Partners Network acting on its behalf.  These suits may include actions which may purport to be on behalf of a class of consumers.  While the litigation and regulatory environment is challenging, both for us, the Partners Network and our industry,  in our opinion, such matters  will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows.   Management believes the range of reasonably possible loss for outstanding claims beyond those previously accrued is between zero and  $2.0 million.  The Company accrues for loss contingencies as they become probable and estimable.

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

Effective January 1, 2011, the Company changed the allocation methodology of certain revenues and expenses between the Borrower and the Guarantor Subsidiaries.  The change does not affect the net income of either the Borrower or the Guarantor Subsidiaries, and it has no impact on the revenues, expenses, or net income of the Non-Guarantor Subsidiaries.  For comparability purposes, the information presented for 2010 is being presented consistent with the new methodology and not with the methodology utilized in the Company’s filing for the year ended December 31, 2010.

Consolidating Balance Sheets

	September 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,838	$31	$1,957	$—	$3,826
Restricted cash	17,012	12,498	—	—	29,510
Receivables:
Contingent clients	68	95	—	—	163
Trade, net of allowance for doubtful accounts	571	(83)	64	—	552
Notes receivable, net of allowance for doubtful accounts	673	—	215	—	888
Taxes receivable, including interest	15,749	—	—	—	15,749
Purchased debt, net	294	236,272	9,641	—	246,207
Property and equipment, net	24,859	37	33	—	24,929
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	14,091	1,129	274	—	15,494
Investment in subsidiaries	252,725	—	—	(252,725)	—
Total assets	498,659	249,979	12,753	(252,725)	508,666
Liabilities and equity
Payables:
Contingent clients	$353	$97	$—	$—	$450
Accounts payable, trade	2,642	19	43	—	2,704
Payable from trust accounts	1,765	205	16	—	1,986
Payable to parent	—	353,194	—	(353,194)	—
Taxes payable	—	—	1,719	—	1,719
Accrued expenses and other liabilities	31,274	32	464	—	31,770
Deferred tax liability	9,438	—	(5)	—	9,433
Line of credit	156,825	—	4,343	—	161,168
Notes payable, net of discount	287,534	—	2,672	—	290,206
Obligations under capital lease agreements	3,398	—	—	—	3,398
Total liabilities	493,229	353,547	9,252	(353,194)	502,834
Equity
Common stock	—	—	—	—	—
Additional paid-in capital	189,762	(744)	2,352	(1,608)	189,762
Accumulated deficit	(184,332)	(102,824)	747	102,077	(184,332)
Accumulated other comprehensive loss	—	—	(521)	—	(521)
Total equity before noncontrolling interest	5,430	(103,568)	2,578	100,469	4,909
Noncontrolling interest	—	—	923	—	923
Total equity	5,430	(103,568)	3,501	100,469	5,832
Total liabilities and equity	$498,659	$249,979	$12,753	$(252,725)	$508,666

	December 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$(254)	$77	$2,041	$—	$1,864
Restricted cash	2,879	9,080	—	—	11,959
Receivables:
Contingent clients	223	240	—	—	463
Trade, net of allowance for doubtful accounts	528	(37)	49	—	540
Notes receivable, net of allowance for doubtful accounts	920	(48)	—	—	872
Taxes receivable	15,946	—	—	—	15,946
Purchased debt, net	522	220,810	4,362	—	225,694
Property and equipment, net	21,812	65	43	—	21,920
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	15,696	628	25	—	16,349
Investment in subsidiaries	228,682	—	—	(228,682)	—
Total assets	$457,733	$230,815	$7,089	$(228,682)	$466,955
Liabilities and equity
Payables:
Contingent clients	$676	$311	$—	$—	$987
Accounts payable, trade	790	18	246	—	1,054
Payable from trust accounts	1,652	243	—	—	1,895
Payable to Borrower	—	304,770	—	(304,770)	—
Taxes payable	—	—	251	—	251
Accrued expenses and other liabilities	19,623	79	45	—	19,747
Deferred tax liability	9,438	—	(5)	—	9,433
Line of credit	106,226	—	5,114	—	111,340
Notes payable, net of discount	287,173	—	2,835	—	290,008
Obligations under capital lease agreements	1,315	—	—	—	1,315
Total liabilities	426,893	305,421	8,486	(304,770)	436,030
Equity
Common stock	—	—	—	—	—
Additional paid-in capital	189,528	1,591	2,113	(3,704)	189,528
Accumulated deficit	(158,688)	(76,197)	(3,595)	79,792	(158,688)
Accumulated other comprehensive loss	—	—	(126)	—	(126)
Total equity before noncontrolling interest	30,840	(74,606)	(1,608)	76,088	30,714
Noncontrolling interest	—	—	211	—	211
Total equity	30,840	(74,606)	(1,397)	76,088	30,925
Total liabilities and equity	$457,733	$230,815	$7,089	$(228,682)	$466,955

Consolidating Statements of Operations

	Three Months Ended September 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$2,255	$51,279	$4,553	$—	$58,087
Contingent debt	424	197	85	—	706
Other revenue	2	1	70	—	73
Total revenues	2,681	51,477	4,708	—	58,866
Expenses
Collection expenses on:
Purchased debt	—	42,956	1,482	—	44,438
Contingent debt	502	8	—	—	510
Other direct operating expenses	—	545	—	—	545
Salaries and payroll taxes	1,252	4,856	131	—	6,239
General and administrative	600	2,641	123	—	3,364
Depreciation and amortization	18	1,357	3	—	1,378
Total expenses	2,372	52,363	1,739	—	56,474
Operating income	309	(886)	2,969	—	2,392
Other expense
Interest expense	1,570	10,693	135	—	12,398
Other expense (income)	(1,483)	—	—	—	(1,483)
Total other expense	87	10,693	135	—	10,915
Income (loss) before income taxes	222	(11,579)	2,834	—	(8,523)
Income tax benefit (expense)	(35)	—	(802)	—	(837)
Income from subsidiaries	(9,829)	—	—	9,829	—
Net income (loss)	(9,642)	(11,579)	2,032	9,829	(9,360)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	282	—	282
Net income (loss) attributable to SquareTwo	$(9,642)	$(11,579)	$1,750	$9,829	$(9,642)

	Three Months Ended September 30, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$(1,374)	$38,256	$1,668	—	$38,550
Contingent debt	2,241	509	95	—	2,845
Other revenue	28	47	39	—	114
Total revenues	895	38,812	1,802	—	41,509
Expenses
Collection expenses on:
Purchased debt	—	29,593	370	—	29,963
Contingent debt	1,733	34	—	—	1,767
Other direct operating expenses	—	353	—	—	353
Salaries and payroll taxes	1,867	3,609	472	—	5,948
General and administrative	822	2,209	95	—	3,126
Depreciation and amortization	5	1,133	217	—	1,355
Total expenses	4,427	36,931	1,154	—	42,512
Operating income (loss)	(3,532)	1,881	648	—	(1,003)
Other expense
Interest expense	4,211	7,624	157	—	11,992
Other	84	—	—	—	84
Total other expense	4,295	7,624	157	—	12,076
Income (loss) before income taxes	(7,827)	(5,743)	491	—	(13,079)
Income tax benefit (expense)	153	(1)	—	—	152
Income from subsidiaries	(5,253)	—	—	5,253	—
Net income (loss)	(12,927)	(5,744)	491	5,253	(12,927)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to SquareTwo	$(12,927)	$(5,744)	$491	$5,253	$(12,927)

	Nine Months Ended September 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$6,287	$153,296	$11,827	$—	$171,410
Contingent debt	2,034	644	287	—	2,965
Other revenue	108	31	119	—	258
Total revenues	8,429	153,971	12,233	—	174,633
Expenses
Collection expenses on:
Purchased debt	—	121,953	3,889	—	125,842
Contingent debt	2,060	35	—	—	2,095
Other direct operating expenses	—	1,472	—	—	1,472
Salaries and payroll taxes	3,624	14,411	451	—	18,486
General and administrative	2,318	7,295	375	—	9,988
Depreciation and amortization	47	3,770	9	—	3,826
Total expenses	8,049	148,936	4,724	—	161,709
Operating income	380	5,035	7,509	—	12,924
Other expense
Interest expense	4,827	31,654	430	—	36,911
Other expense (income)	(1,171)	12	—	—	(1,159)
Total other expense	3,656	31,666	430	—	35,752
Income (loss) before income taxes	(3,276)	(26,631)	7,079	—	(22,828)
Income tax benefit (expense)	(79)	—	(2,025)	—	(2,104)
Income from subsidiaries	(22,289)	—	—	22,289	—
Net income (loss)	(25,644)	(26,631)	5,054	22,289	(24,932)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	712	—	712
Net income (loss) attributable to SquareTwo	$(25,644)	$(26,631)	$4,342	$22,289	$(25,644)

	Nine Months Ended September 30, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$(376)	$69,842	$3,918	$—	$73,384
Contingent debt	10,791	1,456	322	—	12,569
Other revenue	368	132	157	—	657
Total revenues	10,783	71,430	4,397	—	86,610
Expenses
Collection expenses on:
Purchased debt	—	80,447	1,040	—	81,487
Contingent debt	8,549	89	—	—	8,638
Other direct operating expenses	—	1,584	—	—	1,584
Salaries and payroll taxes	5,997	10,815	1,173	—	17,985
General and administrative	2,558	6,528	280	—	9,366
Depreciation and amortization	98	3,425	657	—	4,180
Total expenses	17,202	102,888	3,150	—	123,240
Operating income (loss)	(6,419)	(31,458)	1,247	—	(36,630)
Other expense
Interest expense	10,404	23,172	516	—	34,092
Other	2,930	—	—	—	2,930
Total other expense	13,334	23,172	516	—	37,022
Income (loss) before income taxes	(19,753)	(54,630)	731	—	(73,652)
Income tax benefit (expense)	11,027	—	—	—	11,027
Income from subsidiaries	(53,899)	—	—	53,899	—
Net income (loss)	(62,625)	(54,630)	731	53,899	(62,625)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to SquareTwo	$(62,625)	$(54,630)	$731	$53,899	$(62,625)

Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(25,644)	$(26,631)	$5,054	$22,289	$(24,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47	3,770	9	—	3,826
Amortization of loan origination fees and debt discount	2,615	—	—	—	2,615
Recovery of step-up in basis of purchased debt	229	—	—	—	229
Change in valuation allowance of purchased debt	—	20,131	—	—	20,131
Expenses for stock options	153	74	—	—	227
Other non-cash expense	1,558	515	(253)	—	1,820
Equity in subsidiaries	22,289	—	—	(22,289)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	197	—	1,587	—	1,784
Restricted cash	(14,133)	(3,418)	—	—	(17,551)
Other assets	(1,636)	(1,112)	202	—	(2,546)
Accounts payable and accrued liabilities	13,287	(293)	265	—	13,259
Net cash provided by (used in) operating activities	(1,038)	(6,964)	6,864	—	(1,138)
Investing activities
Investment in purchased debt	—	(222,135)	19,536	—	(202,599)
Proceeds applied to purchased debt principal	—	186,542	(25,499)	—	161,043
Net proceeds from notes receivable	281	—	(230)	—	51
Investment in subsidiaries	(42,511)	—	—	42,511	—
Purchases of property and equipment including capitalized interest	(3,407)	—	—	—	(3,407)
Net cash provided by (used in) investing activities	(45,637)	(35,593)	(6,193)	42,511	(44,912)
Financing activities
Proceeds from (repayment of) investment by parent, net	7	42,511	—	(42,511)	7
Payments on notes payable, net	(179)	—	(162)	—	(341)
Proceeds from lines-of-credit	375,797	—	18,456	—	394,253
Payments on lines-of-credit	(325,198)	—	(18,965)	—	(344,163)
Origination fees on the lines-of-credit	(450)	—	—	—	(450)
Payments on capital lease obligations	(1,210)	—	—	—	(1,210)
Net cash provided by (used in) financing activities	48,767	42,511	(671)	(42,511)	48,096
Increase (decrease) in cash and cash equivalents	2,092	(46)	—	—	2,046
Impact of foreign currency translation on cash	—	—	(84)	—	(84)
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$1,838	$31	$1,957	$—	$3,826
Supplemental disclosure of cash flow information
Cash paid for interest	$23,966	$1,766	$429	$—	$26,161
Cash paid (received) for income taxes	(1,254)	—	305	—	(949)
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$3,295	$—	$—	$—	$3,295

	Nine Months Ended September 30, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(62,625)	$(54,630)	$731	$53,899	$(62,625)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	98	3,425	657	—	4,180
Amortization of loan origination fees	1,840	—	3	—	1,843
Recovery of step-up in basis of purchased debt	448	—	—	—	448
Change in valuation allowance of purchased debt	—	61,467	86	—	61,553
Expenses for stock options	130	592	—	—	722
Loss on debt extinguishment	2,761	—	—	—	2,761
Other non-cash expense	1,642	276	—	—	1,918
Deferred tax benefit	(11,147)	—	—	—	(11,147)
Paid in kind interest	886	1,755	—	—	2,641
Equity in subsidiaries	53,899	—	—	(53,899)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	2,654	—	—	—	2,654
Restricted cash	(16,294)	—	—	—	(16,294)
Other assets	333	(1,305)	223	—	(749)
Accounts payable and accrued liabilities	12,322	(137)	(6)	—	12,179
Net cash provided by (used in) operating activities	(13,053)	11,443	1,694	—	84
Investing activities
Investment in purchased debt	—	(110,204)	(5,338)	—	(115,542)
Proceeds applied to purchased debt principal	—	106,468	5,159	—	111,627
Net proceeds from notes receivable	287	—	—	—	287
Investment in subsidiaries	7,676	(7,676)	—	—	—
Purchases of property and equipment including capitalized interest	(2,885)	(11)	(16)	—	(2,912)
Net cash provided by (used in) investing activities	5,078	(11,423)	(195)	—	(6,540)
Financing activities
Proceeds from (repayments of) investment by Parent, net	—	—	—	—	—
Proceeds from senior notes issued, net	284,969	—	—	—	284,969
Payments on notes payable, net	(245,746)	—	(163)	—	(245,909)
Proceeds from lines-of-credit	344,159	—	5,748	—	349,907
Payments on lines-of-credit	(358,745)	—	(6,087)	—	(364,832)
Origination fees on lines-of-credit and notes payable	(14,250)	—	—	—	(14,250)
Prepayment penalties on debt extinguishment	(1,184)	—	—	—	(1,184)
Payments on capital lease obligations	(1,638)	—	—	—	(1,638)
Net cash provided by (used in) financing activities	7,565	—	(502)	—	7,063
Increase (decrease) in cash and cash equivalents	(410)	20	997	—	607
Impact of foreign currency translation on cash	—	—	255	—	255
Cash and cash equivalents at beginning of period	(264)	96	594	—	426
Cash and cash equivalents at end of period	$(674)	$116	$1,846	$—	$1,288
Supplemental disclosure of cash flow information
Cash paid for interest	$12,836	$2,691	$528	$—	$16,055
Cash received for income taxes	(2,534)	—	—	—	(2,534)
Supplemental disclosure of noncash investing and financing activities
Property and equipment financed with capital leases	$176	$—	$—	$—	$176

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

Our business model leverages our analytical expertise, technology platform, operational know-how and our exclusive network of independent attorney-based franchises to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt; however, we also manage collection efforts on behalf of other owners of charged-off receivables that place accounts with us on a fee-for-service basis (referred to in this MD&A section as “contingent debt”). We are dedicated to treating debtors fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to September 30, 2011, we have invested over $1.9 billion in the acquisition of charged-off receivables, representing over $29.3 billion of face value of accounts.

Based on our proprietary analytic models, which utilize historical data as well as current account level data and economic, pricing and collection trends, we expect that our US owned charged-off receivables as of September 30, 2011 of $9.8 billion (active face value) will generate approximately $691.5 million in gross cash proceeds over the next nine years. We refer to this as Estimated Remaining Proceeds, or “ERP.” These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

The following tables summarize the purchasing and cash proceeds activity for three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010:

	Three Months Ended			Nine Months Ended
Purchasing Activity ($ in thousands)	September 30,			September 30,
	2011	2010	$ Variance	2011	2010	$ Variance
Credit Card—Fresh
Face	$616,135	$779,571	(163,436)	$2,042,108	$2,277,916	(235,808)
Price	48,680	31,748	16,932	148,480	90,513	57,967
Price (%)	7.9%	4.1%		7.3%	4.0%
Consumer Loans—Fresh
Face	47,681	1,493	46,188	356,550	145,038	211,512
Price	4,754	30	4,724	32,251	9,222	23,029
Price (%)	10.0%	2.0%		9.0%	6.4%
Credit Card—Other
Face	190,428	224,091	(33,663)	317,091	338,401	(21,310)
Price	8,167	4,853	3,314	11,944	8,747	3,197
Price (%)	4.3%	2.2%		3.8%	2.6%
Other(1)
Face	88,072	178,530	(90,458)	299,609	472,922	(173,313)
Price	2,363	4,373	(2,010)	9,924	7,060	2,864
Price (%)	2.7%	2.4%		3.3%	1.5%
Purchased Debt—Total
Face	$942,316	$1,183,685	(241,369)	$3,015,358	$3,234,277	(218,919)
Price	63,964	41,004	22,960	202,599	115,542	87,057
Price (%)	6.8%	3.5%		6.7%	3.6%

(1)    Other includes commercial, medical, and student loan purchased debt assets.

Total face value purchases were $942.3 million for the three months ended September 30, 2011, compared to $1,183.7 million for the three months ended September 30, 2010, a decrease of $241.4 million or 20.4%. Total face purchases were $3,015.4 million for the nine months ended September 30, 2011, compared to $3,234.3 million for the nine months ended September 30, 2010, a decrease of $218.9 million or 6.8%.  Total purchases for the three and nine months ended September 30, 2011 were $23.0 million, or 56.0%, and $87.1 million, or 75.3% greater than purchases during the three and nine months ended September 30, 2010, respectively.  Market prices have risen when comparing the two periods presented, with the increase in price paid largely attributable to a consistent increase in quality and operational performance of purchased debt acquired. In addition, we continue to selectively diversify our purchasing to broaden our portfolio base of assets.

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

The following table summarizes the cash proceeds activity for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Cash Proceeds ($ in thousands)	2011	2010	$ Variance	2011	2010	$ Variance
Non-legal collections(1)	$69,421	$36,600	$32,821	$197,738	$103,014	$94,724
Legal collections(1)	32,864	30,140	2,724	98,100	89,362	8,738
Other(2)	12,660	7,396	5,264	35,035	21,214	13,821
Sales & recourse	7,589	7,828	(239)	18,080	34,365	(16,285)
Total cash proceeds on purchased debt	$122,534	$81,964	$40,570	$348,953	$247,955	$100,998

(1)    Pre-legal collections defined as collections on accounts placed in the legal channel for suit received prior to the initiation of legal action, reported as non-legal collections prior to the three months ended September 30, 2011, are reported as legal collections. Prior period amounts have been reclassified to conform to the current presentation.

(2)    Other includes Canadian collections, medical collections, and court cost recoveries.

Total cash proceeds on purchased debt were $122.5 million for the three months ended September 30, 2011, compared to $82.0 million for the three months ended September 30, 2010, an increase of $40.6 million or 49.5%.  Total proceeds were $349.0 million for the nine months ended September 30, 2011, compared to $248.0 million for the nine months ended September 30, 2011, an increase of $101.0 million or 40.7%.  These increases are a result of higher trailing purchasing volumes, as well as continued voluntary, non-legal collections on our older assets. Partially offsetting this increase is a decrease in sales as we are holding accounts longer to take advantage of improved liquidations on purchased debt.

Our Owned Portfolios

As of September 30, 2011, our active owned charged-off receivables totaled $10.4 billion in face value and consisted of approximately 4.1 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of September 30, 2011.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card—Fresh	1,381	$4,203	$5,804	55.6%	$1,491	80.2%
Consumer Loans—Fresh	123	5,057	622	6.0%	66	3.6%
Credit Card—Other	530	2,564	1,359	13.0%	219	11.8%
Other(2)	2,098	1,261	2,645	25.4%	83	4.4%
Total/Average	4,132	$2,524	$10,430	100.0%	$1,859	100.0%

(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, medical, and student loan purchased debt assets.

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our US owned charged-off receivables as of September 30, 2011, will generate a total of approximately $691.5 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2011	2012	2013	2014	2015	2016	2017	2018	Total
2005 and prior(1)	$3,428	$9,087	$3,644	$660	$—	$—	$—	$—	$16,819
2006	2,759	7,586	3,720	1,974	313	—	—	—	16,352
2007	4,169	11,863	5,729	2,265	833	254	—	—	25,113
2008	7,551	21,378	11,857	6,381	3,511	2,143	1,188	—	54,009
2009	10,416	27,547	15,328	9,370	6,163	4,411	3,586	2,067	78,888
2010	28,265	77,530	37,834	21,795	13,244	7,899	4,617	3,795	194,979
2011 YTD	51,474	128,676	61,693	26,694	14,588	9,045	5,928	7,267	305,365
Total	$108,062	$283,667	$139,805	$69,139	$38,652	$23,752	$15,319	$13,129	$691,525
Cumulative Percent	15.6%	56.6%	76.9%	86.9%	92.5%	95.9%	98.1%	100.0%

(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2005.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2005 and prior(1)	$10,818	$4,807	$1,179	$15	$—	$—	$—	$—	$16,819
2006	8,904	4,465	2,255	723	5	—	—	—	16,352
2007	13,735	7,026	2,890	1,069	380	13	—	—	25,113
2008	24,672	13,799	7,450	4,051	2,390	1,480	167	—	54,009
2009	32,620	17,552	10,521	6,798	4,749	3,431	3,108	109	78,888
2010	91,582	44,597	24,768	15,008	9,012	4,944	3,234	1,834	194,979
2011 YTD	153,943	77,417	32,081	16,704	10,120	6,119	4,528	4,453	305,365
Total	$336,274	$169,663	$81,144	$44,368	$26,656	$15,987	$11,037	$6,396	$691,525
Cumulative Percent	48.6%	73.2%	84.9%	91.3%	95.2%	97.5%	99.1%	100.0%

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

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the intangible value of our internally developed proprietary collection platforms, STARS™ and eAGLE, which are used by our Partners.

Results of Operations

The following table summarizes the results of our operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended
	September 30,
$ in thousands	2011	2010	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$58,087	$38,550	$19,537	50.7%
Contingent debt	706	2,845	(2,139)	(75.2)%
Other revenue	73	114	(41)	(36.0)%
Total revenues	58,866	41,509	17,357	41.8%
Expenses
Collection expenses on:
Purchased debt	44,438	29,963	14,475	48.3%
Contingent debt	510	1,767	(1,257)	(71.1)%
Other direct operating expenses	545	353	192	54.4%
Total direct operating expenses	45,493	32,083	13,410	41.8%
Salaries and payroll taxes	6,239	5,948	291	4.9%
General and administrative	3,364	3,126	238	7.6%
Depreciation and amortization	1,378	1,355	23	1.7%
Total indirect expenses	10,981	10,429	552	5.3%
Total expenses	56,474	42,512	13,962	32.8%
Operating income (loss)	2,392	(1,003)	3,395	(1)
Other expense:
Interest expense	12,398	11,992	406	3.4%
Other expense (income)	(1,483)	84	(1,567)	(1)
Total other expense	10,915	12,076	(1,161)	(9.6)%
Loss before income taxes	(8,523)	(13,079)	4,556	34.8%
Income tax benefit (expense)	(837)	152	(989)	(1)
Net loss	$(9,360)	$(12,927)	$3,567	27.6%

(1)    Not meaningful.

Revenues

Total revenues increased $17.4 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to an increase in revenues on purchased debt, net.

Purchased Debt, Net

Purchased debt, net revenues increased by $19.5 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Exclusive of the impact of the non-cash valuation allowance charges discussed below, purchased debt revenues were $65.7 million during the three months ended September 30, 2011, compared to $43.1 million during the three months ended September 30, 2010, an increase of $22.6 million, or 52.4%. This increase was predominantly driven by a $22.9 million increase in revenues on level yield assets.  The increase in level yield revenues was attributable to the increase in average carrying value from $218.5 million in the three months ended September 30, 2010 to $242.5 million in the three months ended September 30, 2011, and the increase in weighted average monthly IRR from 4.0% to 6.7% during the same periods.

In 2011, prior to the third quarter, as a result of over-performance relative to expectations, we increased our prospective expectations of future cash proceeds on several level yield pools.  As a result, we increased the IRRs on seven of our 2009 and 2010 quarterly pools, which contributed to an overall weighted average IRR increase for our level yield portfolio base.

While non-cash valuation allowances negatively impacted both periods, the impact on the three months ended September 30, 2011 was $7.6 million compared to $4.5 million during the three months ended September 30, 2010. The non-cash valuation allowance taken in both periods was primarily a result of actual performance of 2007 and 2008 level yield quarterly pools being lower than expectations.

 The purchased debt, net revenues on our cost recovery assets for the three months ended September 30, 2011 were consistent with the three months ended September 30, 2010.

Contingent Debt

Revenues on contingent debt decreased 75.2% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Expenses

Total expenses increased to $56.5 million for the three months ended September 30, 2011 from $42.5 million for the three months ended September 30, 2010 primarily due to collection expense on purchased debt.

Collection Expenses

Collection expenses on purchased debt increased 48.3% which is primarily affected by higher collections.  Purchased debt collections, excluding sales and recourse proceeds, increased to $114.9 million in the three months ended September 30, 2011 from $74.1 million in the three months ended September 30, 2010, an increase of 55.0%.

Collection expenses on contingent debt decreased 71.1%, which is in line with the decrease in revenues on contingent debt.

Interest Expense

Interest expense increased by $0.4 million primarily due to a net increase in interest on our revolving line of credit. The average outstanding balance on the revolving line of credit increased to $154.1 million during the three months ended September 30, 2011 from $93.0 million outstanding during the three months ended September 30, 2010, while the weighted average interest rate decreased by 0.9% for the same period. Partially offsetting this is a $0.3 million reduction in residual interest payments to a previous lender related to purchased debt acquired prior to 2006.

Other

Other income recognized during the three months ended September 30, 2011 was primarily due to $1.6 million of interest income on federal tax refunds as previously discussed in Note 7 to the consolidated condensed financial statements.

Income Tax Benefit (Expense)

Income tax expense was $0.8 million for the three months ended September 30, 2011, compared to an income tax benefit of $0.2 million for the three months ended September 30, 2010. This change is primarily driven by the loss before taxes and by valuation allowances recorded against net deferred tax assets during the periods.  We had a loss before taxes of $8.5 million for the three months ended September 30, 2011 compared to a loss of $13.1 million for the three months ended September 30, 2010, a decrease of $4.6 million or 34.8%.  Before any tax valuation allowance was taken, our income tax benefit was $3.3 million in the three months ended September 30, 2011 compared to a benefit of $5.2 million in the three months ended September 30, 2010, a decrease of $1.9 million or 36.5%.  However, we recorded a valuation allowance of $4.1 million against certain deferred tax assets during the three months ended September 30, 2011 as a result of continued GAAP losses, compared to a valuation allowance of $5.0 million for the three months ended September 30, 2010. Income tax expense or benefit is presented net of any tax valuation allowance recorded. Before the impact of the tax valuation allowance recorded, the effective tax rate for the three months ended September 30, 2011 was 38.4% compared to 39.1% for the three months ended September 30, 2010. The $0.8 million tax provision for the three months ended September 30, 2011 relates primarily to our Canadian operations.

The following table summarizes the results of our operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended
	September 30,
$ in thousands	2011	2010	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$171,410	$73,384	$98,026	133.6%
Contingent debt	2,965	12,569	(9,604)	(76.4)%
Other revenue	258	657	(399)	(60.7)%
Total revenues	174,633	86,610	88,023	101.6%
Expenses
Collection expenses on:
Purchased debt	125,842	81,487	44,355	54.4%
Contingent debt	2,095	8,638	(6,543)	(75.7)%
Other direct operating expenses	1,472	1,584	(112)	(7.1)%
Total direct operating expenses	129,409	91,709	37,700	41.1%
Salaries and payroll taxes	18,486	17,985	501	2.8%
General and administrative	9,988	9,366	622	6.6%
Depreciation and amortization	3,826	4,180	(354)	(8.5)%
Total indirect expenses	32,300	31,531	769	2.4%
Total expenses	161,709	123,240	38,469	31.2%
Operating income (loss)	12,924	(36,630)	49,554	135.3%
Other expense:
Interest expense	36,911	34,092	2,819	8.3%
Other expense (income)	(1,159)	2,930	(4,089)	(139.6)%
Total other expense	35,752	37,022	(1,270)	(3.4)%
Loss before income taxes	(22,828)	(73,652)	50,824	69.0%
Income tax benefit (expense)	(2,104)	11,027	(13,131)	(119.1)%
Net loss	$(24,932)	$(62,625)	$37,693	60.2%

Revenues

Total revenues increased $88.0 million in the nine months ended September 30, 2011 compared the nine months ended September 30, 2010 primarily due an increase in revenues on purchased debt, net.

Purchased Debt, Net

Purchased debt, net revenues increased $98.0 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Exclusive of the impact of the non-cash valuation allowance charges, purchased debt revenues were $191.5 million during the nine months ended September 30, 2011, compared to $134.9 million during the nine months ended September 30, 2010, an increase of $56.6 million, or 41.9%.  This increase was predominantly driven by a $59.1 million increase in revenues on level yield assets, which was partially offset by a $2.4 million decrease in revenues on cost recovery assets.

The increase in level yield revenues was attributable to the increases in average carrying value of level yield purchased debt assets from $238.0 million in the nine months ended September 30, 2010 compared to $239.9 million in the nine months ended September 30, 2011, and the increase in weighted average monthly IRR from 4.0% to 6.4% during the same periods.

During the nine months ended September 30, 2011, as a result of over-performance relative to expectations, we increased our prospective expectations of future cash proceeds on several level yield pools.  As a result, we increased the IRRs on seven of our 2009 and 2010 quarterly pools, which contributed to an overall weighted average IRR increase for our level yield portfolio base.

The purchased debt, net revenues on our cost recovery assets decreased $2.4 million despite total proceeds on those assets remaining virtually flat. The decrease resulted from a higher proportion of proceeds applied to cost recovery purchased debt principal as the composition of the cost recovery portfolio is more heavily weighed by newer purchases.

While the non-cash valuation allowance negatively impacted both periods, the impact on the nine months ended September 30, 2011 was $20.1 million compared to $61.6 million during the nine months ended September 30, 2010, The non-cash valuation allowance taken in the nine months ended September 30, 2011 was primarily a result of actual and forecasted performance of the 2007 and 2008 quarterly pools being less than previous expectations. The non-cash valuation allowance taken in the nine months ended September 30, 2010 was driven by 2007 and 2008 level yield pools that continued to be less than our forecast of estimated proceeds and certain issues regarding our ability to litigate certain accounts that were adversely impacted by the liquidation or discontinuance of business from some of our sellers. This negatively impacted our ability to obtain necessary account documentation for a discrete subset of our portfolio, and we believe it to be an isolated event for which we recognized a valuation allowance in 2010.

Contingent Debt

Revenues on contingent debt decreased 76.4% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Expenses

Total expenses increased to $161.7 million for the nine months ended September 30, 2011 from $123.2 million for the nine months ended September 30, 2010 primarily due to collection expenses on purchased debt.

Collection Expenses

Collection expenses on purchased debt increased 54.4% and was consistent with the increase in collections.  Purchased debt collections, excluding sales and recourse proceeds, increased to $330.9 million in the nine months ended September 30, 2011 from $213.6 million in the nine months ended September 30, 2010, an increase of 54.9%.

Collection expenses on contingent debt decreased 75.7%, which is in line with the decrease in revenues on contingent debt

Interest Expense

Interest expense increased by $2.8 million for the nine months ended September 30, 2011 primarily due to higher outstanding balances on the new revolving credit facility and Senior Second Lien Notes, entered into in April 2010, compared to the line of credit and notes payable in place from January through early April 2010. The average outstanding balance on the revolving line of credit increased to $138.5 million during the nine months ended September 30, 2011 from $104.7 million outstanding during the nine months ended September 30, 2010 and the average outstanding balance on notes payable increased to $290.1 million from $267.2 million over the corresponding periods. These increases are slightly offset by a 0.4% decrease in the weighted average interest rate as a result of the amendment to the revolving credit facility during the nine months ended September 30, 2011.

Other

Other income recognized during the nine months ended September 30, 2011 was primarily due to $1.6 million of interest income on federal tax refunds as previously discussed in Note 7 to the consolidated condensed financial statements. Other expense recognized during the nine months ended September 30, 2010 was primarily related to a $2.8 million loss on debt extinguishment recorded as a result of the early repayment of the Company’s previously existing credit facility in April 2010.

Income Tax Benefit (Expense)

Income tax expense was $2.1 million for the nine months ended September 30, 2011, compared to an income tax benefit of $11.0 million for the nine months ended September 30, 2010. This change is primarily driven by the loss before taxes and by valuation allowances recorded against net deferred tax assets during the periods.  We had a loss before taxes of $22.8 million for the nine months ended September 30, 2011 compared to a loss of $73.7 million for the nine months ended September 30, 2010, a decrease of $50.8 million or 69.0%.  Before any tax valuation allowance was taken, our income tax benefit was $9.0 million in the nine months ended September 30, 2011 compared to a benefit of $27.5 million in the nine months ended September 30, 2010, a decrease of $18.5 million or 67.3%.  However, we recorded a valuation allowance of $11.1 million against certain deferred tax assets during the nine months ended September 30, 2011 as a result of continued GAAP losses, compared to a valuation allowance of $16.5 million for the nine months ended September 30, 2010. Income tax expense or benefit is presented net of any tax valuation allowance recorded.  Before the impact of the tax valuation allowance recorded, the effective tax rate for the nine months ended September 30, 2011 was 39.3% compared to 37.4% for the nine months ended September 30, 2010 due to the tax benefit attributable to the US operations being increasingly offset by a tax expense in Canada at a lower statutory rate. The $2.1 million tax provision for the nine months ended September 30, 2011 relates primarily to our Canadian operations.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Variance	% Variance	2011	2010	$ Variance	% Variance
Non-legal collections	$69,421	$36,600	$32,821	89.7%	$197,738	$103,014	$94,724	92.0%
Legal collections	32,864	30,140	2,724	9.0%	98,100	89,362	8,738	9.8%
Other collections(1)	12,660	7,396	5,264	71.2%	35,035	21,214	13,821	65.2%
Sales & recourse	7,589	7,828	(239)	(3.1)%	18,080	34,365	(16,285)	(47.4)%
Contribution of other business activities(2)	3,110	4,269	(1,159)	(27.1)%	9,788	17,034	(7,246)	(42.5)%
Total inflows	125,644	86,233	39,411	45.7%	358,741	264,989	93,752	35.4%

Purchased debt expense	44,438	29,963	14,475	48.3%	125,842	81,487	44,355	54.4%
Contingent debt expense	510	1,767	(1,257)	(71.1)%	2,095	8,638	(6,543)	(75.7)%
Other direct operating expense	545	353	192	54.4%	1,472	1,584	(112)	(7.1)%
General and administrative expense	9,603	9,074	529	5.8%	28,474	27,351	1,123	4.1%
Other(3)	739	1,126	(387)	(34.4)%	3,197	5,126	(1,929)	(37.6)%
Total outflows	55,835	42,283	13,552	32.1%	161,080	124,186	36,894	29.7%
Adjustments(4)	303	451	(148)	(32.8)%	1,371	1,269	102	8.0%
Adjusted EBITDA	$70,112	$44,401	$25,711	57.9%	$199,032	$142,072	$56,960	40.1%

(1)    Other collections includes Canadian collections, medical collections, and court cost recoveries.

(2)    Includes royalties on purchased debt, revenues on contingent debt, and other revenue.

(3)    Represents certain other items consistent with our covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include the non-cash expense related to option grants of Parent’s equity granted to our employees and franchisees, franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management L.P., certain transaction expenses, executive recruitment, and severance expense.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended				Nine Months Ended
Reconciliation of Net Loss to	September 30,				September 30,
Adjusted EBITDA ($ in thousands)	2011	2010	$ Variance	% Variance	2011	2010	$ Variance	% Variance
Net loss	$(9,360)	$(12,927)	$3,567	(27.6)%	$(24,932)	$(62,625)	$37,693	(60.2)%
Interest expense	12,398	11,992	406	3.4%	36,911	34,092	2,819	8.3%
Interest income	(1,593)	(40)	(1,553)	(6)	(1,651)	(206)	(1,445)	(6)
Income tax expense (benefit)	837	(152)	989	(6)	2,104	(11,027)	13,131	119.1%
Depreciation and amortization	1,378	1,355	23	1.7%	3,826	4,180	(354)	(8.5)%
EBITDA	3,660	228	3,432	(6)	16,258	(35,586)	51,844	(145.7)%
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	58,520	39,055	19,465	49.8%	161,043	111,627	49,416	44.3%
Amortization of step-up of carrying value(2)	64	125	(61)	(48.8)%	229	448	(219)	(48.9)%
Change in valuation allowance(3)	7,565	4,542	3,023	66.6%	20,131	61,553	(41,422)	(67.3)%
Certain other or non-cash expenses
Stock option expense(4)	74	132	(58)	(43.9)%	227	722	(495)	(68.6)%
Loss on debt extinguishment	—	—	—	—%	—	2,761	(2,761)	(100.0)%
Other(5)	229	319	(90)	(28.2)%	1,144	547	597	109.1%
Adjusted EBITDA	$70,112	$44,401	$25,711	57.9%	$199,032	$142,072	$56,960	40.1%

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

(6)    Not Meaningful

Supplemental Performance Data

Owned Portfolio Performance

The following tables show certain data related to our purchased debt portfolios. These tables describe purchase price, cash proceeds, and related gross return on investment.

The gross returns on investment, or ROIs, for 2006 through 2008 described below are lower than most of our historical multiples in the years prior and the periods from 2009 to September 30, 2011. These ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment that was predominantly related to purchase years 2006 through 2008. As a result, on a relative basis, our ROIs for these years are lower than other years. However, since 2009, our ROIs have returned to multiples that are more consistent with our historical performance.

U.S. Purchased Debt Portfolio as of September 30, 2011 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
1998	$2,226	$—	$—	—%	$4,283	$—	$4,283	1.92x
1999	13,966	—	—	—%	24,484	—	24,484	1.75x
2000	51,832	—	—	—%	111,500	—	111,500	2.15x
2001	63,031	—	—	—%	152,595	—	152,595	2.42x
2002	88,756	—	—	—%	217,255	—	217,255	2.45x
2003	131,790	—	—	—%	374,014	—	374,014	2.84x
2004	105,228	(415)	51	—%	325,600	5,700	331,300	3.15x
2005	191,176	(1,362)	399	—%	410,012	11,119	421,131	2.20x
2006	248,335	(2,548)	2,699	1%	420,481	16,352	436,833	1.76x
2007	236,005	(67,042)	17,432	7%	315,768	25,113	340,881	1.44x
2008	226,030	(79,582)	29,891	13%	282,230	54,009	336,239	1.49x
2009	105,157	(505)	20,401	19%	154,022	78,888	232,910	2.21x
2010	164,117	(435)	54,098	33%	194,044	194,979	389,023	2.37x
2011	183,063	(512)	116,371	64%	106,146	305,365	411,511	2.25x

(1)    Purchase price represents cost of each purchase.

(2)    Valuation allowance represents the total valuation allowance on our purchased debt, net of reversals.

(3)    Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the step-up in basis and certain other items.

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

	U.S. Period of Proceeds ($ in thousands)
Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$4	$4,283
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	21	24,484
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	120	111,500
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	493	152,595
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	1,236	217,255
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	4,198	374,014
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	5,827	325,600
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	9,490	410,012
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	11,506	420,481
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	16,927	315,768
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	30,717	282,230
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	33,250	154,022
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	103,615	194,044
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	106,146	106,146
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$323,550	$3,092,434

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

Quarterly Cash Proceeds ($ in millions)

$140
$120
$100
$80
$60
$40
$20
$-
Q3 1999
Q1 2000
Q3 2000
Q1 2001
Q3 2001
Q1 2002
Q3 2002
Q1 2003
Q3 2003
Q1 2004
Q3 2004
Q1 2005
Q3 2005
Q1 2006
Q3 2006
Q1 2007
Q3 2007
Q1 2008
Q3 2008
Q1 2009
Q3 2009
Q1 2010
Q3 2010
Q1 2011
Q3 2011

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At September 30, 2011, the Company had obligations outstanding to purchase $351 million in face value of debt at an aggregate price of $27.3 million during the next year under forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations, and our forward flow contracts, prospectively through the next twelve months. However, our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. As of September 30, 2011, our total availability under our line of credit was $44.6 million based on our borrowing base calculation.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at September 30, 2011 and December 31, 2010 was $454.8 million and 402.7 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
$ in thousands	2011	2010	$ Variance	% Variance
Net cash provided by (used in) operating activities	$(1,138)	$84	$(1,222)	(2)
Net cash used in investing activities	(44,912)	(6,540)	(38,372)	(2)
Net cash provided by financing activities	48,096	7,063	41,033	(2)
Increase in cash and cash equivalents(1)	2,046	$607	1,439	237.1%

(1)    Before the impact of foreign currency translation on cash of $(84) and $255 for the nine months ended September 30, 2011 and 2010, respectively.

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

Our operating activities used net cash of $1.1 million and provided net cash of $0.1 million during the nine months ended September 30, 2011 and 2010, respectively. The increase in cash used by operating activities was primarily due to higher cash interest payments, offset by an increase in proceeds on purchased debt in the nine months ended September 30, 2011 compared to September 30, 2010.

Investing Activities

Our investing activities used net cash of $44.9 million and $6.5 million during the nine months ended September 30, 2011 and September 30, 2010, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables and cash proceeds applied to the carrying value of our purchased debt. The increase in cash used is due to an $87.1 million increase in investments in purchased debt, which is partially offset by a $49.4 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Our financing activities provided cash of $48.1 million during the nine months ended September 30, 2011 and $7.1 million during the nine months ended September 30, 2010. Cash used in financing activities is primarily driven by purchasing volume, payments on our current and previously existing revolving credit facility, principal payments on our previously existing term loans, capital lease obligations, and payments of origination fees on our new revolving credit facility and Senior Second Lien notes. Cash is provided by draws on our current and previously existing revolving credit facility. The increase in cash provided by financing activities is primarily due to additional net draws on our revolving credit facility due to increased purchasing volume in 2011.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

There were no material changes to the Company’s senior revolving credit facility or Senior Second Lien Notes from the information previously disclosed in the Company’s Registration Statement on Form S-4 (File Number 333-170734) filed with the Securities & Exchange Commission on March 4, 2011 and effective March 11, 2011 (our “Registration Statement”), except for the amendment to the revolving credit facility described in Note 5 and additional draws on the revolving credit facility.  The balance of the line of credit under the revolving credit facility was $161.2 million and $111.3 million at September 30, 2011 and December 31, 2010, respectively; an increase of $49.8 million or 44.8%.  The new revolving credit facility was amended during the three months ended June 30, 2011 to provide maximum financing commitments of $215 million, subject to a borrowing base, as described in Note 5.  At September 30, 2011, our availability under the line of credit was $44.6 million based on our borrowing base calculation.

Covenants

The senior revolving credit facility and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, is $190 million for the rolling four quarters ending September 30, 2011. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations are $3 million in any fiscal year.

As of September 30, 2011, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.1 million and software agreements of $1.3 million as of September 30, 2011.

Related Party Loans

During the year ended December 31, 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo Financial Corporation held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of September 30, 2011, these notes had outstanding balances of $1.1 million and $0.4 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2011, we do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

PART II
OTHER INFORMATION

Item  1. Legal Proceedings

From time to time the Company is a defendant in litigation alleging violations of applicable state and federal laws by the Company or the Partners Network acting on its behalf.  These suits may include actions which may purport to be on behalf of a class of consumers.  While the litigation and regulatory environment is challenging, both for us, the Partners Network and our industry,  in our opinion, such matters  will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows.   Management believes the range of reasonably possible loss for outstanding claims beyond those previously accrued is between zero and  $2.0 million.  The Company accrues for loss contingencies as they become probable and estimable.

Item  1A. Risk Factors

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

SQUARETWO FINANCIAL CORPORATION

11/10/2011	By:
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

11/10/2011	By:
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 31.1

CERTIFICATION

I, Paul A. Larkins, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of SquareTwo Financial Corporation (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	November 10, 2011	By:
		Name:	Paul A. Larkins
		Title:	Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I,  L. Heath Sampson, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of SquareTwo Financial Corporation (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	November 10, 2011	By:
		Name:	L. Heath Sampson
		Title:	Senior Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SquareTwo Financial Corporation (the “Company”) on Form 10-Q for the period ended March, 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 10, 2011	By:
		Name:	Paul A. Larkins
		Title:	Chief Executive Officer

Date:	November 10, 2011	By:
		Name:	L. Heath Sampson
		Title:	Senior Vice President and Chief Financial Officer