Form 10-K
period 2011-12-31
SquareTwo Financial Corp
filed 2012-02-24
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________
FORM 10-K
___________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of February 24, 2012, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, particularly statements found in "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "should," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "predict," "believe," "potential" or "continue" or, in each case, their negative or other variations or similar expressions. These statements are intended to take advantage of the "safe harbor" provisions of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These forward-looking statements include all statements that do not relate solely to historical facts.

We caution you that these forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. We believe these statements to be reasonable when made, based on information currently available to us. However, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements.

Such forward-looking statements involve known and unknown risks, including, but not limited to, those identified in "Risk Factors" along with changes in general economic, business and labor conditions. More information regarding such risks and other risks can be found below under "Risk Factors," "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. Such risk factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K. New risks and uncertainties may emerge in the future. It is not possible for us to predict all of such risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements. Such risks include those related to:

• global political and financial instability, the availability of credit, the supply of money and interest rates;
• our concentration of suppliers, customers and Partners;
• increased competition, growth and cyclicality of our industry;
• heavy reliance on intellectual property and information technology assets;
• the restrictive elements of our financing arrangements and our ability to comply with such arrangements more generally;
• our reliance on management and its ability to control, among other things, growth;
• our reliance on the legal system and practicing attorneys;
• our exposure to current or future governmental or regulatory actions;
• negative perceptions of the debt collection industry;
• unique current or future accounting methods;
• the interests of our controlling equity holder; and
• the difficulty of realizing the value of the collateral.

ii

PART I

Item  1. Business.

Our Company

SquareTwo Financial Corporation is a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. SquareTwo Financial Corporation is a Delaware corporation that was organized in February 1994 and is headquartered in Denver, Colorado. On August 5, 2005, CA Holding Inc. acquired 100% of the outstanding stock of SquareTwo Financial Corporation and its subsidiaries (the “Acquisition”). Unless otherwise indicated, the terms (i) “SquareTwo,” “we,” “our,” “us” and the “Company” refer to SquareTwo Financial Corporation and all of its restricted subsidiaries on a consolidated basis, (ii) “SquareTwo Financial Corporation” refers to SquareTwo Financial Corporation and not to its parent company or any of its subsidiaries, and (iii) “Parent” refers to CA Holding, Inc. and not to any of its subsidiaries.

Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies and healthcare providers. Charged-off accounts receivable, which we refer to as "charged-off receivables" or "accounts," are defaulted accounts receivable that the credit issuers have charged-off as bad debt, but that remain subject to collection. We refer to a group of accounts as a "portfolio," and, once purchased, we refer to our owned charged-off receivables as our "purchases" or "purchased debt." We purchase portfolios from, and maintain active relationships with, eight of the top 10 U.S. credit card issuers identified in the Nilson Reports. We believe that we are one of the largest purchasers of "fresh" charged-off credit card and consumer loan receivables in the U.S. Fresh charged-off credit card and consumer loan receivables are generally 180-210 days past due at the time of sale and typically have not been subject to previous collection attempts by a third-party collection agency. We also purchase substantial amounts of charged-off commercial, student loan, and Canadian accounts receivable to diversify our portfolio. The act of charging off an account does not release the obligor on the account from his/her responsibility to pay for the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytical expertise, technology platform, operational know-how and our exclusive network of independent attorney-based franchises to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating debtors fairly and ethically and maintaining stringent compliance standards.

From 1999, our first full year of purchasing debt, to December 31, 2011, we have invested approximately $1.9 billion in the acquisition of charged-off receivables, representing over $30.2 billion in face value of accounts. From 1999 to December 31, 2011, we have grown our business from $8.7 million to $470.7 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 35.9%.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our domestic invested dollars since our first purchase in 1998. Based on our proprietary analytic models, which utilize historical data as well as current account level data and economic, pricing and collection trends, we expect that our domestic owned charged-off receivables as of December 31, 2011, of $8.6 billion (active face value) will generate approximately $758.8 million in gross cash proceeds over the next nine years. We refer to this as Estimated Remaining Proceeds or "ERP." We expect to receive approximately 80.0% of these proceeds within the next 36 months starting January 1, 2012. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our Partners Network

Collection efforts on our purchased debt and contingent debt are primarily handled by our Partners Network, which consists of independent U.S. law firms and attorney-managed collection operations with which we have exclusive franchise relationships. We have franchises located in 20 U.S. states; however, they are generally able to pursue voluntary, or non-legal, collections nationwide. Under the terms of our franchise agreements, our franchises license our proprietary technology and perform recovery work on our behalf, on an exclusive basis, for a fee per dollar collected. The contingent fee varies based upon the franchises' performance against our required rates of return determined when we acquired the debt. This incentive-based fee structure and alignment between our returns and our franchises' returns enhances our profitability and our relationships with our franchises. We allocate accounts to our franchises based on their performance and are under no obligation to provide accounts to any franchise. We believe that our competitive account placement model and our variable contingent fee structure are critical to our collection performance, as they motivate each franchise to optimize its efforts on its allocated accounts to receive additional placements of charged-off receivables on which to collect. In addition, because our franchise model is attorney-based, we have the ability to efficiently pursue litigation or legal action on our purchased debt. Even when not pursuing legal action, we believe that debtors generally take collection efforts by a law firm more seriously than those of a collection agency, which we believe enhances our collection rates. In 2011, approximately 70.4% of our collections on our owned and managed accounts were derived from our franchises and, as of December 31, 2011, the average length of our relationships with our franchise owners was approximately seven years. We believe that our attorney-based franchise network promotes the highest ethical standards in the industry as our franchises maintain both SquareTwo's stringent compliance standards as well as the obligations imposed by membership in the bar associations of the states in which their attorneys are licensed to practice law. In addition, we believe that law firms generally provide a more professional environment than traditional call centers, helping our franchises to more effectively attract and retain quality collectors.

Our franchise agreements have staggered maturities terminating between 2013 through 2017. These agreements typically span three to seven years and are structured around the licensing of our proprietary collections software. Under the terms of the license agreement and technology license, our franchises can only work charged-off receivables through our system and are paid a servicing fee for every dollar collected. As part of the agreement, the franchises pay a royalty that ranges from $0.02 - $0.04 per dollar collected for certain collections. We are not obligated to provide placements of debt with any franchise. Upon the termination of a franchise, the franchisee is restricted from participating in our market through a two year non-compete provision in the franchise agreement.

In addition to our Partners Network, we also utilize certain specialized collection agencies and an extensive network of local law firms that complement the focus and geographic coverage of our Partners Network. Collectively, our Partners Network, certain specialized collection agencies, and local law firms are referred to as our United Network.

Subsidiary Operations and Segments

We operate our domestic charged-off receivables management business through a series of subsidiary entities. This core business is operated through CACH, LLC, CACV of Colorado, LLC, CACH of NJ, LLC, CACV of New Jersey, LLC, Orsa, LLC, Candeo, LLC and Autus, LLC. These entities purchase charged off consumer receivables and place them with the United Network for collection.

In addition to our core domestic charged-off receivables management business, we have two smaller operating subsidiaries as described below. In 2011, on an aggregate basis, these operations accounted for less than 1% of our total Adjusted EBITDA, and represented less than 1% of our total assets as of December 31, 2011.

•Healthcare Funding Solutions, LLC ("HFS")-HFS is an acquirer of outstanding self-pay healthcare receivables. HFS manages the recovery of these accounts through a dedicated network of specialized healthcare recovery partners.

•SquareTwo Financial Commercial Funding Corporation ("Commercial Funding")-Located in Lenexa, Kansas, Commercial Funding, through our other subsidiary entities, purchases charged-off commercial finance accounts and manages their collection both within Commercial Funding and through select external law firms.

We operate our Canadian business through a Canadian subsidiary, SquareTwo Financial Canada Corporation ("SquareTwo Canada"). Acting through its subsidiaries, SquareTwo Canada is an acquirer of consumer credit charged-off receivables in Canada and also performs immaterial collection work on a contingency basis on behalf of certain Canadian based credit issuers. SquareTwo Canada utilizes a combination of internal recovery resources and a network of third-party collection agencies and law firms to pursue recovery on the accounts it owns and manages. In 2011, our Canadian business accounted for 11.1% of our total Adjusted EBITDA, 6.8% of our total revenues, and represented 2.2% of our total assets as of December 31, 2011.

Due to the growth of our Canadian business as a percentage of our consolidated results, we consider our Canada operations to be a reportable segment beginning in 2011, separate from our Domestic segment, in accordance with the accounting guidance on segment reporting. Included within the Domestic segment are the aforementioned domestic subsidiaries comprising our core domestic charged-off receivables management business, HFS, and Commercial Funding. Consistent with how our board (the "Board of Directors") and the leadership team review the Company's strategy and performance, the following description of our business focuses on the Company as a whole.
Additional information on our operating segments is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading “Segment Performance Summary” as well as in Note 16 to the consolidated financial statements.

Operations

Our operations can generally be categorized around the following primary business processes:

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them for appropriate valuations. We have a dedicated business development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our decision science team to prepare pricing models and perform account level analysis. In the last five years, we have purchased charged-off receivables from eight of the 10 largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our decision science department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our internal investment committee, which includes our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We typically target gross recoveries of approximately 2.5x our initial investment over a nine year period of which we receive the majority within the first 36 months. In addition to the credit card business, we are actively engaged in the development of business opportunities in purchasing charged off student loans, commercial installment loans, lines of credit and equipment lease deficiencies, and Canadian consumer and commercial obligations.

The majority of our purchasing opportunities are sourced through limited auctions where the original credit issuer is generally interested in dealing with a small group of parties that have the financial and operational wherewithal, including requisite information technology and legal and regulatory compliance systems, to handle large volumes of charged-off receivables. We also evaluate one-off negotiated deals and broader auction sales depending on the type of charged-off receivable and process desired by the seller.

The following table summarizes our investment activity in purchased debt for the years ended December 31, 2011, 2010, and 2009 by type of charged-off receivable:

	December 31,
Purchased Debt, Cost ($ in thousands)	2011	2010	2009	Totals	% of Total
Credit Card/Consumer Loan - Fresh	$230,123	$144,798	78,419	$453,340	82.7%
Credit Card/Consumer Loan - Non-Fresh	22,812	17,527	28,110	68,449	12.5%
Other(1)	14,769	9,498	1,978	26,245	4.8%
Purchased Debt - Total	$267,704	$171,823	$108,507	$548,034	100.0%

(1) Other includes commercial, medical, and student loan purchased debt assets.

In any period, we acquire charged-off consumer and commercial receivables that can vary dramatically in age, type and ultimate collectability. Because of this variation, we may pay significantly different prices for our charged-off receivables within any period and from period to period. In addition, market forces can drive prices up or down. Regardless of the price paid for charged-off receivables, we target a required rate of return for each of our purchases based on the unique qualities of each portfolio.

Our purchasing strategy in a given period is based predominantly on expected returns at pricing which we believe will be successful in the market compared to the risks we perceive on potential impacts to collectability. In 2007 and 2008, we maintained a fairly consistent investment pace acquiring an average of approximately $235 million of purchased debt in each period. With the change in the economic environment in late 2008, we began to withdraw from the purchasing market, and largely ceased making new commitments for the first and second quarter of 2009. Based on our proprietary models, we did not believe market reductions in pricing were sufficient to account for the reductions in recovery rates we expected. Through the first half of 2009, while market pricing was falling, prices for available charged-off receivables had generally not reached levels that supported our targeted investment returns. At the end of the first half of 2009, we believe the market began appropriately reflecting the reductions in recoverability and economic risks in portfolio pricing and we reinitiated our purchasing efforts in the third quarter of 2009. Returns on our 2009, 2010, and 2011 purchased debt investments average 2.4x, exceeding our returns for purchase years 2007 and 2008 by over 60%. The following chart outlines our quarterly investment pace in the years ended December 31, 2011, 2010, and 2009.

Quarterly Purchased Debt, Cost ($ in millions)

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are voluntary non-legal collections, legal collections, the reimbursement of certain legal costs previously paid by us (which we refer to as court cost recoveries), sales of accounts, and returns of non-conforming accounts (which we refer to as recourse). These incoming cash flow streams and their respective relationships to the collection life cycle are described further below.

Voluntary, Non-Legal Collections

Once we acquire a portfolio, we place the substantial majority of the acquired accounts with our Partners Network to pursue collections on a voluntary or non-legal basis, which means collection activities other than initiating lawsuits or other legal action. In the year ended December 31, 2011, approximately $297.6 million, or 63.2%, of our total cash proceeds on owned accounts was generated through telephone and letter campaigns initiated by our Partners Network. Placements within our Partners Network are determined by our Velocity and Inventory management team to provide our best performing Partners with the largest placements of charged-off receivables, taking into consideration a variety of factors, including their capacity to effectively collect on additional accounts. For every dollar collected our Partners receive a fee that varies based on the type of account, age of the receivable, their performance relative to targets we establish and performance relative to their peers, and prior recovery attempts. If an account remains uncollected after its initial placement, we will evaluate moving that account to a legal collection effort or to another Partner to facilitate collection. Our internal operations team and our legal and regulatory affairs team work closely with our United Network to ensure that our work standards are followed, to optimize recovery efforts and to help respond to changes in the collections environment or regulatory landscape.

Legal Collections

If we or a franchise believes that a debtor has the ability but not the willingness to pay the debt owed on an account, our Partners, or local law firm, may initiate legal action on that account. In the year ended December 31, 2011, approximately $129.5 million or 27.5%, of our total cash proceeds on owned accounts was generated through legal collection efforts, which includes collections in the legal channel received prior to the initiation of legal action. The attorney-based structure of our Partners Network provides us with a core group of law firms which have historically handled a substantial portion of our legal collections. In addition, we have assembled an extensive network of local law firms to provide us with legal collections capabilities in jurisdictions where we do not have a local franchisee law firm or where our franchises' legal capacity is insufficient to meet our needs. Similar to non-legal collections, our Partners and local law firms are paid a fee per dollar collected using legal processes. These contingent fees may be adjusted upwards or downwards based upon the performance of the firm as measured against our expectations established at the time of placement. In addition to this servicing fee, we advance court costs and related fees on accounts placed for legal collection with the Partners Network, and the attorneys are entitled to pursue reimbursement for their time and other expenses incurred as part of securing a judgment or settlement. Our legal collection efforts over time have led to the development of a significant number of awarded judgments on our owned accounts, which we believe will help generate future cash flows.

Other Collections

Other collections include commercial recoveries, medical recoveries, student loan recoveries, court cost recoveries, and miscellaneous cash proceeds. In the year ended December 31, 2011, approximately $20.8 million, or 4.4%, of our total cash proceeds on owned accounts was generated through other collections.

Sales and Recourse Proceeds

An integral part of our strategy is continually evaluating whether we can derive a higher net present value on our purchased debt by selling it or by holding it and attempting to collect it. Based on market pricing and operational and capacity considerations within our United Network, we may sell certain purchased debt accounts at various stages of their collection cycle if we believe that the sale price may exceed the net present value of continuing to hold and pursue collection on those accounts. We may buy large portfolios of accounts, some of which may not fit our collection strategy. Therefore, we sell some accounts before placing them with our United Network. In the year ended December 31, 2011, we generated cash proceeds of approximately $20.5 million, or 4.4% of our total cash proceeds on owned accounts, through the sale of purchased debt to over 25 different buyers.

In addition, under the terms of our purchase contracts, we typically have recourse, or the right to return, certain accounts to the seller within a designated time period from the purchase date if the account does not meet certain agreed upon requirements, including the accounts of debtors who were deceased or bankrupt at the time of purchase. These recourse provisions typically provide us with a refund at the price paid per dollar amount in face value for each qualifying returned account. In the year ended December 31, 2011, our total cash proceeds from recoursed accounts was approximately $2.3 million or 0.5% of total cash proceeds on owned accounts.

Contingency Collections

In addition to collection efforts on our owned portfolios, we manage collection efforts through our Partners Network on behalf of other owners of charged-off receivables, for which we are paid a fee per dollar collected. In the year ended December 31, 2011, we placed a total of $18.8 million in face value of contingency accounts with our franchises for collections on behalf of our contingency clients. Our franchises collected a total of $10.0 million on these accounts, for which we received aggregate fees and royalties of $3.5 million of which $2.6 million was paid to our franchises as servicing fees. In addition to our contingent fees earned per dollar collected, we earn royalties ranging from 2% to 4% of each dollar collected for contingent debt collections from our franchises. The contingency business enables us to test the performance of new products and asset classes, helps us reduce the volatility of account flow to our franchises and provides us with the flexibility to curtail purchasing in situations where market pricing does not meet our return expectations. Historically, we have not performed legal collections on accounts placed with us on a contingency basis or performed collections on behalf of credit issuers.

Industry Overview

According to reports published by Kaulkin Ginsberg, there are in excess of 6,000 participants in the U.S. accounts receivable management industry across the following three categories: (i) contingency collection agencies, (ii) debt purchasers and (iii) collection law firms. Contingency collection agencies work predominantly for issuers of credit on a fee per dollar collected basis and represent the largest segment (in terms of number of firms and annual collections) in the industry. Credit issuers use contingency collection agencies primarily to supplement their own internal recovery efforts, with the landscape of these participants generally consisting of smaller firms that work for a handful of credit issuers at a time. A contingency collection agency will typically receive placements of accounts for a pre-specified period of time, typically four to six months, during which they will have the opportunity to collect the accounts before the accounts are recalled by the credit issuer and moved to a different agency or treatment. Debt purchasers generally range from large purchasers that have their own collection operations to contingency collection agencies that acquire additional purchased debt volume as a secondary business, or smaller debt purchasers that may acquire accounts specific to a particular asset class or geography or may represent a pool of investment capital that outsources all collections work.

During 2010, according to The Nilson Reports, U.S. credit card issuers sold approximately $40.3 billion (face value) in charged-off credit card receivables to debt purchasers. Including the sale of charged-off receivables by parties other than credit issuers, the annual volume of charged-off receivables purchased by debt purchasers is estimated to exceed $100.0 billion (face value). The largest U.S. debt purchasers typically purchase accounts on a national basis and have their own collection operations which they may supplement with contingency collection agencies and collection law firms, as necessary. The industry is characterized by a large number of smaller debt purchasers that may acquire accounts specific to a particular asset class or geography or may represent a pool of investment capital that outsources all collections work to various agencies. Generally, issuers of credit do not sell accounts directly to these smaller debt purchasers who source their accounts through other debt purchasers or portfolio brokers. In total, we believe that there are approximately 1,000 debt purchasing participants in the domestic accounts receivable management industry. Debt buyers often focus on different stages of delinquent or charged-off accounts. Credit card and consumer loan asset classes typically vary from fresh charge-offs (accounts that have generally not been placed with third-party collectors at the time of sale) to "quad" charge-offs (accounts that have been placed with four prior agencies at the time of sale). There are also active debt purchasing markets for other consumer receivables including charge-offs in the telecom, utility and healthcare markets which tend to consist of smaller average account balances than credit card charge-offs.

Collection law firms generally work for a combination of credit issuers and debt purchasers to pursue legal recoveries on accounts. These firms typically receive advances for non-personnel costs associated with pursuing legal recoveries and are compensated on a fee per dollar collected basis. The placement of an account with a collection law firm typically lasts much longer than the placement of an account with a contingency agency as the legal recovery process can require several years. While several national and regional networks of collection law firms have been developed, we believe our attorney-based franchise model that handles both non-legal and legal collections on an integrated account management system that we control is unique within the industry.

While the annual volume of charged-off receivables purchased by debt purchasers may exceed $100.0 billion (face value), the size of the industry on an annual basis is dictated primarily by the level of defaulted and charged-off receivables generated on non-mortgage consumer credit obligations and the economic factors that impact the recovery efforts on these accounts. According to the U.S. Federal Reserve Board, non-mortgage consumer obligations consist of non-real estate related short- and intermediate-term credit extended to individuals. Non-mortgage consumer debt can be segmented into two categories, revolving and non-revolving debt. Non-revolving debt, which includes automobile loans, manufactured housing loans, education, boats, trailers, vacations (and other debt not included in revolving debt) represents approximately 67% of the non-mortgage consumer debt market, with revolving debt (largely credit cards) accounting for the remaining 33%. According to the Nilson Reports, credit card purchase volume, which represents annual credit card transaction volume, is expected to increase from $2.1 trillion in 2010 to $3.3 trillion in 2015.

At a high-level, the supply of debt available for purchase in our markets is determined based on consumer reliance on credit, charge-off rates, and the originating financial institutions willingness to sell charged-off receivables. Collectability of charged-off accounts receivable is generally dictated by the ability to find the debtor and the debtor's ability and willingness to pay. We believe that economic indicators such as unemployment rates, consumer confidence and home equity values are generally indicative of trends in the recoverability of charged-off receivables.

In the current economic environment, growth in the charged-off debt purchasing industry has been driven by the general expansion in consumer credit over the last decade and the increasing default and charge-off rates facing issuers of credit. According to the Federal Reserve, credit card charge-off rate at the end of 2011 was approximately 6%, which is significantly higher than the historical rate of approximately 4%.

Source: Federal Reserve

The increase in the supply of charged-off debt for sale, coupled with a more challenging collections environment, has led to an overall decrease in the prices paid for charged-off credit card and consumer loan receivables from their highest of points during 2005-2007. Following a period of general price inflation for charged-off credit card and consumer loan receivables in 2005 through 2007, the industry showed signs of a pricing pullback in 2008 followed by continued lower pricing in 2009. During 2010 and 2011, prices have risen steadily, but have remained below their highest points during 2005 through 2007. In addition, price increases over the 2010 and 2011 periods have moved in tandem to quality of debt, thus our expected returns have been met or exceeded in the aggregate, even as prices have risen. We believe this is a direct result of the tightening of consumer credit that has occurred in the periods leading up to 2010 and 2011, resulting in higher credit quality borrowers, which results in higher quality charged-off paper.

In addition to the economic data above, the following summarizes a number of recent trends which we believe are driving the U.S. accounts receivable management industry:

Increasing Use of Legal Collections. The accounts receivable management industry is increasingly recognizing the benefits of pursuing legal collections, particularly in a weak economic environment, and a number of industry participants have recently expanded their legal networks. We believe that this trend validates the attorney-based model we have built and improved over the past 17 years. Most other industry participants rely primarily on external legal networks that lack, in our opinion, the integrated account level visibility provided by our systems and the close operating partnership of our United Network.

Increased Focus on Consumer Protection. Consumer protection advocacy groups and government agencies continue to focus on the activities of consumer-focused accounts receivable management companies and the fair treatment of consumers. We firmly believe that this trend will benefit high-quality firms such as SquareTwo that are dedicated to treating consumers fairly and maintaining stringent compliance standards. In addition to our experienced internal compliance and legal professionals, each of our franchises is attorney-managed. We believe this combination of internal resources and attorney-managed franchises generates a stronger focus on compliance and results in lower levels of complaints for us and our Partners.

Our industry experienced a contraction in collections during the recent recession as unemployment rose and consumer confidence weakened. We believe that collection rates have generally stabilized in the industry, albeit at levels well below historical peaks. In our experience, the debt purchasing and collections industry tends to recover from economic contractions quickly, as consumers and business owners attempt to repay their credit obligations as soon as possible. Historically, our success in collecting on our charged-off receivables has tended to move inversely with the unemployment rate and directly with consumer confidence and housing prices. As these macroeconomic indicators improve, we believe our industry will likely see improving collection rates. In the current environment, we expect there to continue to be a large supply of charged-off receivables available for purchase.

Our Competitive Strengths

We believe that we possess the following competitive strengths that differentiate us from our competitors:

Unique Attorney-Based Partners Network. Our attorney-based franchise model is unique to the charged-off receivables management industry and we believe that it delivers superior collection rates as compared to other models used in the industry. Our owned and managed charged-off receivables are allocated for front-end telephonic collections among our franchises based primarily on the performance of the franchises, not on their location. As a result, our franchises compete against each other for new placements of charged-off receivables on a continuing basis. In addition, those franchises whose performance meets or exceeds certain underwriting targets over the term of the placement of the account with the franchise receive a higher contingent fee, whereas those who fall short of our prescribed targets receive a lower fee. This operational practice aligns each franchisee's profitability with that of SquareTwo's, thereby continually improving our Partners Network's performance, as over the course of time poorer performers tend to be replaced by those that can consistently meet or exceed our return expectations. Our franchises are operated by entrepreneurs who typically work exclusively for SquareTwo, rather than call center managers, which we believe minimizes turnover, improves efficiency and collection rates and creates a greater focus on compliance. Our agreements with our franchisees do not obligate us to place debt with any franchise, but, at the same time, prohibit the franchises from providing collection services to a third party without our prior approval. This exclusivity, combined with our performance-driven model, motivates each franchisee to deliver results, which we believe increases collection rates compared to the traditional large-scale collection agency platform. Additionally, we believe that debtors are more likely to take remedial action when they are contacted by a law firm or an attorney rather than a collection agency, further improving the effectiveness of our business model. In addition to the compliance and collections benefits provided by our attorney-based franchise model, we believe that law firms generally provide a more professional environment than call centers, helping our franchises to more effectively attract and retain quality collectors.

Highly Scalable, Cost-Effective Business Model. Our business model is highly scalable, as we believe that it is easier for each of our franchises to hire and train one quality collector than for a call center to recruit and retain a significant number of quality collectors. In addition, we do not directly incur the expenses related to staffing or operating our franchises' collection efforts. Rather, these costs are borne by our franchises, resulting in a largely variable-cost business model for us as compared to the largely fixed-cost business models of other charged-off receivables buyers, which typically maintain large internal call center operations. When comparing the year ended December 31, 2011 to the same period in 2010, we increased collections at a rate of 7x our increases in corporate expenses. In addition, we are able to leverage our proprietary technology platform to support growth without significant incremental corporate overhead.

Continued Diversification. We continue to leverage internally developed best practices combined with external client relationships to diversify the revenue streams of the company. Having built deep relationships with banks and commercial finance companies, SquareTwo has expanded its focus to evaluate, purchase and liquidate portfolios comprised of student loans, Canadian receivables, medical receivables, and small business loan and lease products that have been charged off by their owners.  These diversification efforts provide significant opportunities for growth, balance and flexibility, which complement the Company's extensive history and success in the unsecured consumer credit marketplace. Our purchases of diversified assets were 14.0% and 10.0% of total purchases in the years ended December 31, 2011 and 2010, respectively.

Disciplined and Proprietary Underwriting Process. We adhere to a disciplined underwriting process, which we believe allows us to price purchasing opportunities at levels that meet our targeted return thresholds. Our underwriting process centers around our proprietary analytic models, which utilize historical data collected over our 17 years in the industry and incorporate current account level data, as well as information regarding current economic, pricing and collection trends. Our models use multiple internally and externally generated variables, including credit bureau attributes, demographic data, and asset class information to provide comprehensive measures of value and potential collection rates at the individual account level. Since inception, our disciplined purchasing process has allowed us to achieve strong expected cash on cash returns on our domestic purchased debt of 2.1x on a gross basis, and typically results in 100% of our initial cash investment being returned within 12-24 months on a gross basis.

Focus on Fresh Charged-off Credit Card and Consumer Loan Receivables. We believe that we are one of the largest purchasers of fresh charged-off credit-card and consumer loan receivables in the U.S. Fresh charged-off receivables are generally 180-210 days past due at the time of sale and have typically not been subject to previous collection attempts by a third-party collection agency. Typically, fresh charged-off receivables have a more rapid collection cycle than charged-off receivables that have been subject to previous collection attempts by collection agencies. We believe that our focus on fresh charged-off credit card and consumer loan receivables reduces the risk profile of our investments, increases our ability to maximize our cash-on-cash rates of return, and accelerates our ability to reinvest the capital we deploy.

Additionally, we believe that fresh charged-off receivables provide a higher quality asset base and more predictable future cash flows than charged-off receivables that have been subject to prior third party collection attempts, further mitigating risks associated with the future cash flows from our owned debt portfolios. Over the years ended December 31, 2011, 2010, and 2009 approximately 82.7% of our aggregate purchases, based on purchase price, have been of U.S. fresh charged-off credit card and consumer loan receivables.

Strong Relationships with Major Credit Issuers. We have developed strong, long-standing relationships with a number of leading consumer credit card issuers that we believe view us as an important part of their charged-off receivables recovery strategy. We believe that credit issuers value our attorney-based model, focus on compliance, and pursuit of collections in a legal and ethical manner. Over the last five years, we have purchased actively from eight of the top 10 U.S. credit card issuers. Additionally, we have purchased charged-off receivables from regional and local financial institutions, finance and leasing companies and health care providers, and maintain strong relationships with many debt sellers in these markets. As a purchaser of predominantly fresh charged-off credit card and consumer loan receivables, we have direct relationships with issuers of credit that we believe typically provide us with superior access to the account documentation and chain of title information critical to successfully pursuing legal collections.

Proprietary Technology Platform. We have developed and will continue to advance a sophisticated software, computing and network architecture to support both the acquisition and management of our charged-off receivables and the collection activities of our franchises. In partnership with Oracle®, we have developed and will continue to enhance our proprietary eAGLE technology platform, which we feel provides our franchises with the data necessary to optimize collections. eAGLE replaced our proprietary legacy collections platform called STARSTM in 2011. Each of our franchises is required to conduct all collection activities through eAGLE. eAGLE tracks multiple collection metrics at the collector and account levels and delivers results in real time, providing us with immediate and comprehensive data on the performance of our Partners and enabling us to better allocate charged-off receivables among our Partners based on their relative performance. The depth of our historical databases and current performance metrics enables us to perform sophisticated and granular analyses on potential debt purchasing opportunities that help us to achieve our target returns. The quantity and quality of the account and collector level information captured and reported by our systems is also critical to our ability to effectively manage the collection efforts on our owned and managed charged-off receivables, as the visibility our system creates allows us to move accounts efficiently between franchises to modify liquidation strategies.

Experienced Management Team. We have an experienced management team with considerable expertise in the financial services industry, including the credit card and charged-off receivables management sectors. The key members of our management team have on average over 19 years of experience in financial services and related industries, including previous leadership roles at Key National Finance, First Data Corporation, Bank of America, MBNA and Asset Acceptance Capital Corp. We believe that the experience and expertise of our senior leadership team positions us to continue to successfully maintain and grow our core business. We have actively sought to complement internally developed management talent with externally recruited managers who bring new skill sets and perspectives to our company.

Our Strategy

Key components of our strategy include the following:

 Inspire a culture of leadership by living our core values. We believe that our strategies depend upon hiring, developing and retaining the highest quality of personnel who contribute to a culture of personal and corporate leadership that leads to increased success. We further believe that this is best accomplished through demonstrating on a daily basis our fundamental commitment to our five core values of Focus, Alignment, Accountability, Integrity and Trust. We believe that this commitment to clearly identified values will allow us to attract the highest quality employees; and, retain these critical people.

Pursue Systemic Operational Excellence. Our business is dependent on our sophisticated proprietary technology and our operational and analytical models that allow us to properly analyze and liquidate our accounts. Our technological and analytical tools are critical to our ability to allocate accounts among the members of our United Network and to manage our recovery efforts on our owned receivables. We continue to invest in technology, refine our models to enhance our ability to purchase charged-off receivables at appropriate prices and maximize our recoveries through new and existing liquidation strategies.

Grow and Diversify. Our relationships with credit issuers and our commitment to purchasing diverse types of charged-off consumer, commercial, and Canadian accounts provide us with access to purchasing opportunities for charged-off receivables. While we have developed strong relationships with many of the leading consumer credit issuers in the United States, we continue to develop relationships with additional sellers of charged-off receivables, including regional and super-

regional financial institutions. We continue to expand our existing relationships into other related product lines, and diversify our acquisition efforts into other categories of charged-off receivables. These continued diversification efforts into parallel products and assets will assist us in meeting our long-term financial goals by quickly adapting to dynamic markets.

Create an Outstanding Network of Partners. We believe that our unique attorney-based Partners Network enables us to deliver superior recovery rates and provides us with an integrated network to pursue legal action where necessary. We will maintain and strive to further develop our relationships with a network of experienced, highly-motivated entrepreneurs that thrive in the competitive environment we create. We intend to continue to selectively add new franchises that can deliver strong collection results while maintaining the high ethical and compliance standards we demand. In addition to adding new franchise partners, we will continue to deliver tools and training to help our Partners improve and expand their operations to support our growth.

Deliver Solid Financial Results. Our focus will be on delivering solid bottom line results. By adhering to our other core strategies, we will strive to deliver sustainable growth and provide financial results that meet and exceed the expectations of our key stakeholders. We will continue to focus on buying assets at the analytically correct price and manage them, through our unique Partners Network, in an efficient, cost effective manner.
Our Owned Portfolios

As of December 31, 2011, our active owned charged-off receivables totaled $9.3 billion in face value and consisted of approximately 3.2 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of December 31, 2011.

Account Type	# of Active Accts (in thousands) (3)	Avg. Bal. per Acct.	Active Face Value ($ in millions)(3)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,232	$4,593	$5,659	60.9%	$1,575	81.9%
Credit Card/Consumer Loan - Non-Fresh	460	3,030	1,394	15.0%	262	13.6%
Other(2)	1,538	1,455	2,238	24.1%	87	4.5%
Total/Average	3,230	$2,876	$9,291	100.0%	$1,924	100.0%

(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, medical, and student loan purchased debt assets.

(3)    During the fourth quarter of 2011, in association with our portfolio management system conversion, the criteria surrounding the definition of active and inactive accounts was modified to reflect current operational practice. This change did not have a significant effect on our portfolio of active accounts.

Partners Network Management

We rely on our Partners Network to conduct the collection efforts on our owned and managed charged-off receivables, and we form a close working partnership with these independently owned firms. A significant focus of our company is providing the resources, tools and oversight to the Partners Network necessary to help them succeed and to maximize their liquidation performance on our charged-off accounts. Our operations team has Relationship Managers assigned to each franchise that are tasked with both monitoring franchise performance and working directly with our franchises to implement collections strategies and to provide training, tools, technology and reporting to enhance each franchise's internal operations. These professionals interact daily with our Partners Network and typically conduct on-site visits at least twice a year at each franchise. One of the benefits that we provide our Partners is a suite of tools and resources to enable them to operate their businesses efficiently and to identify opportunities to improve their collections. On a weekly and monthly basis, we distribute automated reporting to the Partners Network that provides non-legal and legal metrics that focus on the key drivers of performance and benchmarks our Partners to their peers and our internal targets. The presentation of these materials is aimed at providing our Partners with insights into best practices and the cause-and-effect relationships of each metric and its impact on overall performance. Our operations team uses these reports and other information available on our system to proactively address development opportunities with each franchise. The feedback generated from performance reports and ongoing franchise interaction is used to determine how we allocate our future account placements amongst our Partners.

We also strive to focus our Partners Network on the liquidation performance of the accounts placed with them by using a variable fee structure. Under this variable fee structure, franchises that meet or exceed certain underwriting targets with respect to the accounts placed with them will receive a higher contingent fee than franchises that fail to meet our prescribed targets. This operational practice aligns each franchisee's profitability with that of SquareTwo, and should continually improve our Partners Network's performance, as poorer performing franchises are replaced by franchises that can consistently meet or exceed our return expectations.

In addition to reporting and support from our operations team, we have developed a series of branded optimization tools for our franchises. These tools, which are summarized below, are designed to help both new and existing franchisees operate their businesses. As we introduce these tools to our franchises, SquareTwo representatives will typically visit our franchises to provide detailed instruction regarding their application.

• NuMax—NuMax is a proprietary financial model that provides new franchisees with a pathway to creating a successful franchise. The model provides specific information about expected placement volumes for a new franchise, the number and timing of required collectors, investments and startup costs and collector-level profitability.

• MoneyMax—MoneyMax is a proprietary financial model that provides existing franchisees with the tools to review current collections trends and related expenses by collector to optimize their staffing levels, fixed cost investments and profitability.

On an annual basis, we hold several conferences that serve as both recognition and education events for our Partners. Each year, we hold an Annual Partners Summit where we recognize top performing Partners for their achievements during the year. We also hold an annual Attorney's Conference for both our franchises and local counsel firms. This conference typically includes significant content on regulatory trends, legal compliance and collection best practices, and other considerations pertinent to the legal collections process presented by third-party experts and SquareTwo personnel.

New Franchise Recruiting

As outlined in our business strategy, we expect to continue to add new franchisees to our Partners Network. Historically, we have had limited voluntary turnover within our franchise base. While our primary business is not selling franchises, we would expect to continue to add a limited number of new franchisees to our network on an annual basis. In evaluating a potential new franchisee, in addition to customary background investigations, we conduct a series of interviews with prospective owners, their proposed attorneys and collections managers. We also spend a considerable amount of time with the potential owners and our NuMax model to make sure they have a clear understanding of the cumulative capital required to reach a profitable operating level and what resources and support they can expect from us. In total, while the amount required to start a franchise varies based on geography, scale and local rent and labor costs, we typically expect a new franchisee to invest between $250,000 to $500,000 to reach profitability. This includes the payment to us of an initial franchise fee of $50,000. In 2011, we opened one new franchise, which is focused on fresh consumer collections. In addition to developing new franchises, we continually assess the capacity and composition of our local counsel network and will look to proactively top-grade local counsel resources where appropriate. Prior to placing accounts with a new local counsel relationship, we conduct an investigation of their operations and negotiate a contract that enables us to mandate specific legal and compliance requirements and work standards for our accounts.

Business Development and Purchasing Contracts

We have a dedicated business development team that consists of 10 professionals who focus on sourcing charged-off and distressed receivable purchasing opportunities and manage our relationships with national, state and local buyers who purchase the accounts that we elect to sell. This team actively maintains relationships with a significant majority of the leading issuers of domestic credit cards, commercial, and consumer loans in addition to relationships with a broad group of regional and local issuers of credit. Within this team, we have individuals who focus on opportunities in the consumer, commercial, student loan, healthcare and Canadian markets, specifically.

We are continuously improving the structure of our business development department and top-grading resources as part of an effort to both broaden our relationships with institutions with which we have historically acquired charged-off receivables and to expand our active purchasing relationships with both national and regional financial institutions. Depending on whether an institution has historically sold its charged-off receivables, our sourcing efforts require different levels of education on our capabilities and the process of selling charged-off receivables. We believe the efforts of our business development team are important to enhancing our relationships with, and penetration of, existing credit issuers and in forming effective partnerships with new credit issuers. In addition, we hold our business development team responsible for providing the executive management team with market insights, trends and competitive behavior.

We have developed longstanding relationships with a number of leading credit issuers including U.S. and Canadian credit card and consumer loan issuers. In the last five years, we have purchased assets from eight of the largest 10 credit card issuers in the U.S. The average continuous length of our relationships with our top 10 sources of purchased debt in 2011 is approximately five years and our largest source of purchased debt in 2011 has sold us charged-off receivables for over eight years. In aggregate, we have purchased from over 30 different issuers of credit over the last five years as of December 31, 2011 which includes purchases we have made from other debt buyers.

When we acquire a portfolio of charged-off receivables, there are generally two types of arrangements that we utilize. While a majority of our purchases occur through short-term forward flow agreements that provide for a range of purchased volumes at predetermined pricing on a monthly basis, we actively manage the risk associated with fixed pricing under these agreements. It is our current policy not to enter into forward flow agreements that have terms longer than 180 days unless we have the right to terminate on 60 days notice. In addition, most of our forward flow contracts have 60 day termination provisions that allow us to cancel the contract for any reason. Finally, our purchased debt agreements contain specific criteria around the credit quality and characteristics of the accounts we purchase to protect us from receiving future assets that do not conform to the product we evaluated to establish pricing. In addition to purchases under our short-term forward flow agreements, we regularly acquire charged-off receivable portfolios through individually negotiated transactions at spot market prices.

Our relationships with local, regional and national purchasers of later stage charge-offs are important to our strategy of reselling accounts when the market pricing exceeds the economic value we would expect to derive from continuing to pursue recovery efforts on certain accounts. We utilize a network of over 100 buyers that typically evaluate accounts we resell, the majority of which cannot directly access the accounts we purchase from issuers of credit. We leverage an industry software platform that provides potential buyers an ability to evaluate accounts we have for sale through an on-line due diligence and auction system. The market for our resale accounts is active and diverse.

Proprietary Technology and Analytics

eAGLE is our proprietary debt distribution, portfolio management and collection system built on the latest Oracle® database, middleware and application framework technology to enhance performance, security, flexibility and scalability. The eAGLE platform is housed on Oracle's high performance database and application hardware platforms - ExaData and ExaLogic. This platform represents over 4 years of continuing development and investment in excess of $25 million and has replaced our proprietary legacy collections platform called STARSTM. The franchises license and utilize the eAGLE system as part of their collection efforts. eAGLE is a user friendly tool that enables a new or seasoned collector to collect debt using the latest collection techniques and information repositories and provides the data that we believe is necessary to enhance collections. Our eAGLE platform, that we continue to develop, is designed as an asset management system as well as a collections platform. The system monitors and evaluates the performance of our Partners and their collectors. The system also provides standard operating metrics to enhance performance and visibility on a daily, weekly and monthly basis for both the Partners Network and us. It allows us to track the data that we believe is necessary to efficiently allocate purchased debt to our franchises based on state licensing requirements, historical collection success rates and other factors, and to move purchased debt within our Partners Network (recalling and replacing accounts) to maximize performance. eAGLE is scalable, with the ability to expand our business operations while still maintaining rigorous internal controls, and it is built with architecture to provide flexibility for future operational and process changes that we may choose to implement. In addition to enabling an efficient, effective and continuously improving collection process, eAGLE was designed to capture data to help us better understand the market and debt performance, which further enhances our ability to acquire and sell receivables. We believe that the eAGLE platform is a key competitive advantage for us relative to our primary competitors that utilize "off-the-shelf" or legacy platforms.

Our Decision Science team has the ability to provide in depth statistical analyses on our accounts and to provide our management team with the data necessary to track and enhance performance at the franchise level. The elaborate statistical models, accuracy in pricing, and overall portfolio management capabilities of the Decision Science team supports the business leaders within our firm and enables them to make decisions based on real-time performance. The team developed a structured projection model that generates portfolio-level cash flow expectations. The team also operates a debt grading model that utilizes multiple variables comprised of third party debtor-level data, asset class information, demographics and other details to determine internal account level grading of the purchased charged-off receivables.

The account flow system implemented by the Inventory and Velocity team is an inventory management system designed to make the appropriate "present value" decision for each account.

Risk Management, Compliance and Insurance

We operate in a regulated industry and have devoted significant resources to risk management and compliance. Our law and regulatory affairs department manages internal compliance and works in partnership with our operations team to monitor compliance and licensing at our Partners. We also leverage the experience of third-party law firms that have particular expertise in our industry to monitor important regulatory trends. We believe our business model of attorney-based franchises contributes to a two pronged approach to compliance and risk management. In addition to our corporate efforts, our franchise attorneys have a strong interest in compliance and actively oversee collection operations at the franchise level. As attorneys, they have a vested interest in compliance as any complaints at their franchise could require the state bar association to investigate and thereby jeopardize their license.

Our internal law and regulatory affairs department manages our insurance policies and claims on a company-wide basis. Our franchises and local law firms are required to report any actual or threatened claims to our law and regulatory affairs department, which allows us to evaluate trends. In addition to internal legal resources, we regularly work with outside counsel to manage our exposure on specific claims. As a debt purchasing entity, we are periodically forced to defend claims that allege the violation of applicable state and federal law. We believe that we have obtained appropriate liability insurance policies to protect us from claims in this area. In addition, we have obtained insurance to help protect us from general and employee-related claims.

Prior to allowing any person employed by any of our Partners to work on any of our owned or managed accounts, we require that such persons be provided comprehensive training relating to the Fair Debt Collection Practices Act ("FDCPA") to ensure that those individuals attempting to collect on our accounts understand and meet their legal obligations. All of our employees also receive extensive training on applicable federal and state laws directed at protecting consumers.

In all of our insurance policies, all costs of defense, negotiation and costs incurred in liquidating a claim are considered insured costs, beyond any applicable policy retentions. Our personnel costs involved in managing insured claims are not reimbursed. We evaluate our insurance coverage regularly and typically renew our policies on an annual basis, although as market conditions change, we may elect to have our policies carry a multi-year term. We believe our insurance coverage is adequate. Certain of the parties from whom we purchase indebtedness or on whose behalf we place debt with our Partners Network on a contingency basis require us to maintain specified levels of insurance under their contracts. We believe that we are currently in compliance with these requirements.

For our technology and operations, we have a tested disaster recovery site at a secure location distinct from our headquarters. The center offers limited physical and logical access and provides an alternative data center out of which we can conduct business. We have disaster recovery capabilities such that we can switch over primary collection operations within an acceptable outage window that meets our business continuity guidelines. In the event of an outage on our eAGLE platform at our primary data center we can switch over collection operations to our disaster recovery site. In addition, we perform system backups every night with physical tapes sent offsite once a week and virtual tapes sent to our disaster recovery site daily. Our disaster recovery team has developed a comprehensive disaster recovery plan outlining decision authority in the event of a disaster, the processes for completing switchovers, testing plans and the results of previous tests. The plan also contemplates two different types of scenarios, a graceful fail scenario in which we still have access to our facilities and a hard fail scenario in which access to our facilities is non-existent or severely limited.

Law and Regulatory Affairs Department

Our Law and Regulatory Affairs Department, under the leadership of our General Counsel, manages general corporate governance; litigation; insurance; corporate transactions; intellectual property; contract and document preparation and review, including portfolio purchase documents and agreements with our Franchise Partners; compliance with federal securities laws and other regulations and statutes; obtaining and maintaining insurance coverage; and dispute and complaint resolution. As a part of its compliance functions, our Office of General Counsel is responsible for the implementation of our Code of Business Conduct. In that connection, we have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical.

Our Law and Regulatory Affairs Department also works closely with and provides guidance to our Partners Network and assists with advising our staff in relevant areas including the FDCPA and other relevant laws and regulations. Our Law and Regulatory Affairs Department regularly researches, and provides collections personnel and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of and in compliance with changing laws and judicial decisions when skip-tracing or collecting accounts.

Government Regulation

As a purchaser of charged-off receivables that relies on the efforts of our United Network, we are impacted by federal, state and local laws that establish specific guidelines and procedures that debt collection account representatives must follow when collecting consumer accounts. It is our policy to require our United Network to comply with the provisions of all applicable laws in all of their recovery activities. Failure to comply with these laws could lead to fines or loss of licensure of our Partners that could have a material and adverse effect on us. Court rulings in various jurisdictions also impact our United Network's ability to collect our charged-off receivables.

Significant federal laws and regulations applicable to us or our United Network include the following:

FDCPA. The FDCPA was adopted in 1977 to provide the collection industry with guidance as to appropriate actions in the collection of consumer indebtedness and to provide protection to consumers from deceptive and abusive collection practices. While the FDCPA has been amended periodically, the basic structure of the law has remained unchanged since its enactment. Under Section 814(a) of the FDCPA, the Federal Trade Commission, or FTC, has the authority to investigate actions that may violate the FDCPA or that may be considered to be unfair or deceptive acts or practices forbidden by Section 5 of the FTC Act. The FTC does not have the authority to issue regulations interpreting the FDCPA but the FTC issues an annual written report to Congress with recommendations for legislative improvements to the FDCPA.

In addition to the jurisdiction granted to the FTC, the Consumer Financial Protection Bureau also has jurisdiction over the debt purchasing, debt collection and credit issuance industries and will be allowed to pursue enforcement actions and issue regulations interpreting the FDCPA.

Fair Credit Reporting Act/Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 ("FACT Act") place requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and requires such information providers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft or unauthorized use of a credit card and direct disputes with the creditor;

The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with the collection efforts of the United Network, the debtors of our owned and managed charged-off receivables are not entitled to any opt-out rights under this act. Both this rule and the Safeguards Rule described below are enforced by the FTC, which has retained exclusive jurisdiction over enforcement of them. Consumers do not have a private cause of action for violations of the Gramm-Leach-Bliley Act;

The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we, and our United Network, must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information;

Telephone Consumer Protection Act. In the process of collecting accounts, our franchises and other local law firms may use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment that place telephone calls to consumers;

Health Insurance Portability and Accountability Act ("HIPAA"). This act requires that healthcare institutions provide safeguards to protect the privacy of consumers' healthcare information. Because we purchase and manage the collection of charged-off healthcare receivables, we are considered a business associate to the healthcare institutions that sell us charged-off receivables or use our contingency collection services, and therefore we are required to abide by HIPAA with respect to these healthcare accounts;

U.S. Bankruptcy Code. To prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions; and

Dodd-Frank Wall Street Reform and Consumer Protection Act. To provide further protections to consumer debtors, the Dodd-Frank Wall Street Reform and Consumer Protection Act has established the Bureau of Consumer Financial Protection which has been given substantial authority to issue regulations interpreting those statutes which govern the accounts receivable management and debt collection industries.

Additionally, there are state and local statutes and regulations comparable to the above federal laws and other state and local-specific licensing requirements that affect our operations and the operations of our United Network. State laws may also limit interest rates and fees, methods of collections, as well as the timeframe in which judicial actions may be initiated to enforce the collection of consumer accounts. Failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on us or our United Network's ability to operate. Laws, administrative regulations and their future interpretations may ultimately have a negative impact on our industry. Changes in law, administrative regulations and their interpretation may have a negative impact on our operations.

The FTC has conducted a series of public meetings discussing the state of debt collection. From these meetings, the FTC issued a report dated February 26, 2009 suggesting certain changes to the FDCPA to modernize the terms of the law and to provide more direct administrative oversight. Additionally, in July 2010, the FTC issued a report making certain recommendations to the states as to changes that could be made in the litigation system to protect consumers. It is unclear whether these proposals will be adopted and if adopted, what impact they will have on the accounts receivable management and debt collection industries.

Employees

As of December 31, 2011 we had 271 employees, none of which are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. Of our 271 employees, 218 are employed by SquareTwo at our headquarters in Denver, Colorado. These employees consist of executive, operations, business development and corporate services personnel. Our executives develop and execute our corporate business plan. Our operations personnel oversee the development and operation of the United Network. Our business development personnel acquire charged-off receivables and sell the accounts that we decide to sell. The corporate services personnel support our executives, operations, sales and purchasing personnel through human resources, information technology, accounting, finance and legal support. Of our remaining 53 employees, 35 are employed at the offices of SquareTwo Canada in Newmarket, Ontario, and 18 are employed at the offices of SquareTwo Financial Commercial Funding in Lenexa, Kansas. The majority of the employees at both of these subsidiaries conduct recovery efforts.

Description of Principal Equity Holder

CA Holding owns 100% of the outstanding equity in SquareTwo. CA Holding is majority-owned by affiliates of KRG Capital Management, L.P. ("KRG") and our company's founder, P. Scott Lowery. See "Certain Relationships and Related Transactions" for a description of the relationships between our company and KRG and between our company and Mr. Lowery. The remainder of CA Holding's equity is primarily owned by certain institutional investors, including private equity funds, banks and other financial institutions, who purchased interests in CA Holding at the time of CA Holding's acquisition of SquareTwo.

Founded in 1996, KRG is a Denver-based private equity firm with over $4.3 billion of cumulative capital either deployed or available for future investment through its affiliated funds, including approximately $1.0 billion deployed since inception on behalf of equity co-investors. KRG specializes in investing in differentiated middle-market companies that focus on growth strategies tied to creating value for their customers. The firm seeks investment opportunities where KRG can partner with owners and operating managers who are committed to expanding their companies and becoming industry leaders. The result is a partnership that focuses on creating a larger enterprise through a combination of internal growth and complementary investments.

Pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding, affiliates of KRG have the right to designate a majority of the board of directors of CA Holding (the “CA Board”) and, so long as certain continued ownership thresholds are met, P. Scott Lowery is entitled to be elected as a director of CA Holding and to appoint another member of the

CA Board. KRG has designated Mark King, Christopher Lane, Damon Judd, Adam Geneser, and Thomas Sandler as members of the CA Board. Currently, Mr. Lowery's designee on the CA Board is Paul A. Larkins, the President and Chief Executive Officer of CA Holding and SquareTwo. The Board of Directors has designated Kimberly Patmore and Messrs. Bunn, Geneser, King, Lane and Sandler as independent directors. See "Certain Relationships and Related Transactions" for a further description of the relationships between our company and related parties.

Corporate Information

SquareTwo's corporate headquarters are located at 4340 South Monaco Street, Second Floor, Denver, Colorado 80237, and our telephone number at that location is (303) 296-3345. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the "About Us", "Investor Relations" portion of the Company's website, www.squaretwofinancial.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC"). Information contained on our website is not incorporated by reference in, or considered a part of, this Annual Report on Form 10-K. The SEC maintains a website, www.sec.gov, which contains reports and other information filed electronically with the SEC by the Company.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described in this section, that could adversely affect our business, results of operations, and financial condition.

Instability in the financial markets and the global economy may affect both our ability to purchase charged-off receivables and the success of our recovery efforts in collecting such receivables.

As recent events have demonstrated, significant stress in the global capital markets, including concerns over inflation, deflation, geopolitical issues, and the availability and cost of credit may contribute to increased volatility and diminished growth expectations for the economy and the financial markets. An economic downturn coupled with reduced consumer confidence would likely adversely impact the ability and willingness of consumers to pay their debts.

Further, as the recovery period for accounts on which we pursue legal action or litigation requires longer lead times, we may not fully understand the impact the economic environment has had on our legal recovery rates until much later in the collection cycle. If the economic growth continues to lag normal rates of economic growth, consumer confidence remains at historically depressed levels and unemployment continues to remain at elevated levels, the ability and willingness of consumers to pay their debts and, accordingly, our ability to collect on our receivables, could be adversely affected or be reduced, which adverse effect or reduction could have a material and adverse effect on our results of operations, revenue, earnings and financial condition.

We may be contractually required to purchase portfolios at a higher price than desired.

Periodically, we purchase charged-off receivables based upon contracts that require us to make multiple buys at a fixed price. These contracts are commonly referred to in our industry as "forward flow contracts." Depending upon the length of the contractual arrangements, forward flow contracts typically contain termination clauses that allow termination at any time for any reason upon the delivery of advance written notice delivered a negotiated number of days prior to the termination of the contract. We may, from time to time, be required to purchase charged-off receivables under a forward flow contract for an amount higher than we would otherwise agree and therefore, these purchases may result in reduced returns or losses on our investments. We also cannot guarantee that all of our future forward flow agreements will contain the same termination provisions included in our current agreements. In more competitive environments, we have seen issuers focus on negotiating forward flow agreements that are longer in duration and have fewer contractual grounds for termination. If the market returns to these standards, we could be faced with a decision to either reduce our purchasing volume or agree to forward flow contracts that increase the structural risk on our purchases, both of which could have a material and adverse effect on our business.

We may not recover the cost of investments in purchased charged-off receivables and support operations.

We purchase charged-off receivables generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The charged-off receivables are purchased from consumer and commercial creditors such as banks, finance companies, hospitals, and other consumer-oriented companies. Substantially all of the charged-off receivables consist of account balances that the credit grantor has made numerous attempts to collect, subsequently deemed uncollectible, and charged-off. We purchase these charged-off receivables at a significant discount to their then current face value, and, although we expect that our recoveries on these receivables will exceed the amount that we paid for them, actual recoveries will vary, and may be less than the amount expected, or may even be less than the amount we paid for them. In addition, the timing or amounts collected on the charged-off receivables cannot be assured. After purchase, collections on charged-off receivables could be reduced by consumer bankruptcy filings or other economic or regulatory factors. If cash flows from operations are less than anticipated as a result of our inability to collect on the charged-off receivables, we may have difficulty servicing our debt obligations and may not be able to purchase new charged-off receivables.

We are dependent upon third parties to service our charged-off receivables and our top four franchisees account for a significant portion of our total recoveries.

We are dependent upon the efforts of our United Network to service and collect our charged-off receivables. Any failure by these third-parties to adequately perform collection services for us or to remit such collections to us could materially reduce our cash flows, income and profitability.

Our third-party servicing model gives us less control over the recovery efforts on our accounts and limits our ability to dictate changes in the business environment of the Partners Network. We rely on the owners and managers of our United Network and other third-party organizations to effectively manage their operations and to meet our servicing needs efficiently. Our franchisees tend to be entrepreneurs who do not typically have the resources, management training and management depth that a larger organization may have. This may negatively impact their ability to effectively adapt to changes in the economic environment or our markets or to manage turnover in their organizations. Any failure by the franchises, attorneys, or agencies we use to service our accounts to adequately perform their obligations could materially and adversely affect our recoveries, cash flows, profitability and business operations. To the extent these third parties violate laws or other regulatory requirements in their collection efforts, it could also negatively impact us and we may not be aware of the risk or occurrence of any such violation given our distributed collections model. We may also face greater resistance in implementing new business practices or strategies at our franchises as their incentives may not align with ours and we do not have direct control over their operations and management.

Since we rely on our franchise Partners for liquidation on the accounts, we are dependent on our franchises' ability to attract, hire, and retain qualified employees. The collection industry, by its nature, is labor intensive and experiences a high employee turnover rate. Many of our franchises' employees receive modest hourly wages combined with a performance-based bonus and some of these employees are employed on a part-time basis. A higher turnover rate among our franchises' employees would increase recruiting and training costs for our franchises and could have a material and adverse impact on collections because we believe that experienced collection professionals generally tend to collect substantially more than inexperienced collections personnel. If our franchises are unable to recruit and retain a sufficient number of employees with the appropriate skill sets, we would be forced to limit our growth or possibly curtail our operations or purchasing of debt portfolios. We have historically seen periods when we believe that our performance has been negatively impacted by the ability of our franchises to hire and retain the appropriate sized staff to manage the recovery efforts on our accounts.

Within our franchises, we have concentrations with our largest franchise owners. Our top four franchisees accounted for 27.4% of our total collections on purchased debt in 2011 and 30.4% in 2010. The loss of any one of, or multiple of, these franchisees could materially impact our collections capacity and the recovery rates on our accounts. During the year ended December 31, 2009, we began staggering the expiration dates of our franchises to attempt to mitigate the risk of losing multiple Partners at the same time. As of December 31, 2011, the average remaining life of our license agreements with our top four franchises is 3.1 years. One of these owners is P. Scott Lowery, our Chairman of the Board of Directors, who owns controlling interests in two of our franchises that represented 7.3% of our collections on purchased debt in 2011 and 8.2% in 2010.

It can take several years to realize cash returns on our investments in charged-off receivables, during which time we are exposed to a number of risks in our business.

It is not unusual to take in excess of 24 or 36 months for us to recoup the original purchase price of our investment in charged-off receivables after taking into consideration our direct and indirect operating costs, our financing costs, court cost advances, taxes and other factors. Currently, we typically underwrite our investments based on a projected return achieved in a period of not more than nine years. During this period, significant changes may occur in the economy, the regulatory environment, our company, or our markets, which could lead to a substantial reduction in our expected returns or reduce the value of the accounts we have purchased. Given the multi-year payback period on substantially all of our purchases, we are exposed to the risk of any such changes for a significant period of time.

Furthermore, because of the lengthy payback period on our investments, our growth strategy will require additional capital funding to finance a continued increase in the size of our base of charged-off receivables. Our strategy could be negatively impacted by changes in the costs to finance such growth or our ability to refinance debt obligations that have funded such growth as they become due.

A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers of charged-off receivables.

A significant percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers. The five largest sellers combined to account for approximately 77.8% of our portfolio purchases in 2011 and 83.0% in 2010. While we have initiated efforts to continue to diversify our purchasing relationships, both within and without the credit card industry, given the current concentration in the consumer credit card market, we expect significant levels of concentration to continue to exist in our business. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers.

We face intense competition that could impair our ability to maintain or grow our purchasing volumes and to achieve our goals.

The charged-off receivables purchasing market is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off receivables, third-party collection agencies, other financial service companies and credit issuers who may aggressively attempt to collect defaulted receivables internally, and other owners of debt that manage their own charged-off receivables. Some of these companies may have substantially greater numbers of collectors and financial resources and may experience lower collector turnover rates than our United Network does. To the extent our competitors are able to better maximize recoveries on their assets or are willing to accept lower rates of return, we may not be able to grow or sustain our purchasing volumes or we may be forced to acquire portfolios at lower expected returns. We believe that several of our larger competitors have capital structures that result in a lower cost of funds for them, which may put us at a significant competitive disadvantage. Furthermore, some of our competitors may obtain alternative sources of financing at more favorable rates than those available to us, the proceeds from which may be used to fund expansion and to increase the amount of charged-off receivables they purchase.

Barriers to entry into the consumer debt collection industry vary based upon the business model deployed. In addition to our traditional industry competitors, over time we have seen several financial investors such as hedge funds and private equity firms invest in the direct acquisition of charged-off receivables or finance other competitors. Companies with greater financial resources than we have may elect to enter the charged-off-receivables purchasing business. We believe that the entrance of new market participants in our industry can lead to upward pricing pressure on charged-off receivables as a result of increased demand for charged-off receivables, but also because new purchasers may pay higher prices for the portfolios than more experienced purchasers would due to a lack of experience, data and analytics necessary to properly assess risks and return potential of the portfolios or a desire to add size to their existing operations. To the extent existing or new participants in our markets drive up pricing levels, we may decide to dramatically reduce our investment activity and redeploy our resources to the collection of potentially less profitable contingency collection accounts.

We have historically focused on purchasing recently charged-off, or "fresh," consumer receivables. The decrease in recovery rates on all classes of charged-off receivables has also forced our competitors to improve processes, pricing abilities, and collection techniques. We cannot guarantee that we will remain competitive with the increased and improved competition. Furthermore, the volume of fresh, charged-off credit card and consumer loan receivables volume may be impacted by the trends of underlying consumer credit issuance.

We believe that our substantial use of legal collections through our Partners Network and third-party law firms has been a historical competitive advantage for us. We also believe that our competitors are increasingly focusing on legal collection. Their increased use of legal collection may impact the relative competitiveness of our business model, dilute the value of having debtors contacted by collectors associated with attorneys, or increase the compensation we must provide to attract and retain collection attorneys within our network.

We face bidding competition in our acquisition of charged-off receivables. We believe that successful bids are predominantly awarded based on price and, to a lesser extent, based on service, reputation and relationships with the sellers of charged-off receivables. Some of our current competitors, and potential new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we do. Moreover, our competitors may elect to pay prices for portfolios that we determine are not economically sustainable and, in that event, our volume of portfolio purchases may be diminished. There can be no assurance that our existing or potential sources of debt portfolios will continue to sell their charged-off receivables at recent levels or at all, or that we will continue to offer competitive bids for charged-off receivables.

If we are unable to develop and expand our business or to adapt to changing market needs as well as our current or future competitors, we may experience reduced access to portfolios of charged-off receivables in sufficient face value amounts at appropriate prices. As a result, we may experience reduced profitability which, in turn, may impair our ability to achieve our goals.

The statistical models we use to project remaining cash flows from our charged-off receivables may prove to be inaccurate, which could result in reduced revenues or the recording of a valuation allowance if we do not achieve the recoveries forecasted by our models.

We use internally developed models to project the remaining cash flows from our charged-off receivables. These models and our decision science team are critical to determining the prices we are willing to pay for the portfolios that we acquire, the strategies that we use to pursue recovery on receivables, and selecting the accounts on which we will pursue legal recoveries. Our models consider known data about the accounts we acquire, including, among other things, our collection experience and changes in external factors impacting the debtor, in addition to certain data elements known when we acquired the accounts. Because the historical collection experience may not reflect current realities, there can be no absolute assurance, however, that we will be able to achieve the recoveries forecasted by our models or that our models appropriately capture and weigh the important predictive elements or that all the models we create and use will yield correct or accurate forecasts. The foregoing notwithstanding, it is our belief that the models that we have generated appropriately reflect, to the extent possible, our estimates of expected reality. Our models are based in part on information provided to us by third parties. We have no control over the accuracy of such information. If our models are not accurate, it could lead us to pay too much for charged-off receivables, pursue the wrong collection techniques on accounts and experience lower liquidation rates or larger investments in court costs and operating expenses. Furthermore, if we are not able to achieve these levels of forecasted liquidations, valuation allowances may be recognized and our revenues and returns will be reduced. Any of these events may have a material and adverse impact on our results of operations.

We may not be able to successfully resell accounts, which would reduce our returns and impact our liquidity.

Periodically, we will sell certain accounts in a portfolio when we believe that the current market price exceeds our estimate of the net present value of the estimated remaining proceeds, net of our expenses, or when we otherwise determine that additional recovery efforts by us are not warranted. However, we may not be able to sell these accounts if resale pricing is unfavorable, if our buyers cannot secure adequate financing, if we are subject to certain resale restrictions, or if the number of resale transactions is limited. Our inability to resell unprofitable accounts may reduce our portfolio returns and reduce our cash flows. In the years ended December 31, 2011, 2010, and 2009, we generated total aggregate proceeds on account sales of approximately $20.5 million, $43.8 million, and $24.3 million, which represented 4.4%, 13.0%, and 8.2%, respectively, of our total recoveries on accounts in those years. In addition, when we resell accounts, we are often required to provide the purchaser with certain representations and warranties regarding the accounts. When making these representations and warranties, we typically rely on the representations and warranties given to us by the original creditor when we purchased the account. To the extent that the representations and warranties provided by the original creditor are inaccurate, we also may, inadvertently, make inaccurate representations or warranties that may require us to repurchase the affected accounts or expose us to liabilities and claims.

Our success depends on our senior leadership team, and if we are not able to retain them, it could have a material and adverse effect on us.

We are highly dependent upon the continued services and experience of our senior leadership team, including P. Scott Lowery, our Chairman of the Board of Directors; Paul Larkins, our President and Chief Executive Officer; L. Heath Sampson, our Chief Financial Officer; and Brian Tuite, our Chief Business Development Officer, as well as the managers and employees who report to these individuals. We depend on the services of our senior leadership team to, among other things, continue the development and implementation of our strategies, and to maintain and develop relationships with our franchises and the issuers from whom we purchase charged-off receivables. We have employment agreements with each of these named individuals; however, these agreements do not and cannot assure the continued services of these officers. We have historically experienced voluntary and involuntary turnover of senior management personnel and can provide no assurance that such turnover will not happen in the future. To the extent such turnover occurs, it could have a material and adverse effect on our business and results of operations.

Failure to effectively manage our growth could adversely affect our business and operating results.

We have expanded significantly over our history and we intend to grow in the future. However, any future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. To successfully manage our growth, we may need to:

• expand and enhance our administrative infrastructure;

• expand or enhance our access to debt or equity capital; and

• enhance our management systems, our financial and information systems, and our controls.

Uncontrolled growth could put additional emphasis on recruiting, training, managing and retaining our employees and the employees of our franchises, and place a strain on management, operations, and financial resources. We cannot assure you that the existing infrastructure, facilities, franchises and employees will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

We may not be successful in recovering court costs.

We contract with our franchise Partners and a nationwide network of attorneys that specialize in collection matters. We generally direct charged-off receivables for legal collection when we believe the related debtor has sufficient assets to repay the indebtedness but has, to date, been unwilling to pay. In certain circumstances, our franchises also initiate legal collection efforts on their own determination. In connection with our agreements with our franchises, we advance certain out-of-pocket court costs. While these costs are typically expensed as incurred, our recovery estimates of these costs are factored into our cash flow projections used to determine our revenue recognition in accordance with the interest method, or level-yield method, of accounting. These court costs may be difficult to collect, and we may not be successful in collecting amounts we expected to collect. If we are not able to recover these court costs, this may have a significant impact on our results of operations and cash flows.

A portion of our borrowings have floating interest rates that may expose us to higher interest payments should interest rates increase substantially.

As of December 31, 2011, we had approximately $144.2 million of floating rate debt outstanding (primarily based on spreads above LIBOR or a base rate), which represents the outstanding balance of the senior revolving credit facility. Prior to the impact of any interest rates swaps or caps we may enter into in the future, each 25 basis point increase in interest rates could increase our annual cash interest expense by $125,000 for each $50 million of our base rate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a floor of 1.5%, excluding our fixed margin, which is more fully described in our consolidated financial statements, and until certain LIBOR rates exceed 2% the cash we pay, per dollar borrowed, on those loans will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. As our strategy is to fund our growth in purchasing with additional borrowings under the senior revolving credit facility, our exposure to floating interest rates is likely to increase. In addition, the senior revolving credit facility contains interest rate floors which will eliminate the benefit of interest rates below certain thresholds even though we will be negatively impacted by increased interest rates.

We may seek to make strategic acquisitions. Acquisitions involve additional risks that may adversely affect us.

From time to time, we, CA Holding or any of its other subsidiaries may seek to make acquisitions of businesses. We, CA Holding or any of its other subsidiaries may elect to borrow money, incur liabilities, or sell or issue stock to pay for future acquisitions and we or CA Holding may not be able to do so on terms favorable to us, or at all. Additional borrowings and liabilities may have a material and adverse effect on our or CA Holding's liquidity and capital resources. Our and CA Holding's common stock is not publicly traded and potential sellers may be unwilling to accept equity in a privately held company as payment for the sale of their business. If potential sellers are not willing to accept equity as payment for the sale of their business, we, CA Holding or any of our other subsidiaries may be required to use more of our cash resources, if available, in order to continue with the potential acquisition.

Completing acquisitions involves a number of risks, including diverting management's attention from our daily operations, expenditures of other additional management, operational and financial resources, system conversions and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. We or CA Holding might not be able to successfully integrate future acquisitions into our business or operate the acquired businesses profitably, and we or CA Holding may be subject to unanticipated problems and liabilities of acquired companies. We or CA Holding may also be unable to make acquisitions of businesses with key strategic capabilities if we or CA Holding cannot secure financing or required approvals under our debt agreements or they are not available at favorable prices due to increased competition for these businesses which might adversely impact our competitive positioning in our industry.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crisis, which affected the banking system and financial markets, and continuing going-concern threats to investment banks and other financial institutions, the U.S. Government, Federal Reserve, and other governmental and regulatory bodies took actions to address the financial crisis, and future governmental and regulatory actions may be taken to provide further stimulus or to unwind the current fiscal stimulus. We cannot predict the future effect of these actions on our business and they could affect our ability to collect our charged-off receivables and result in a material and adverse effect on our results of operations, revenue and profitability.

Terrorist attacks, war, and threats of attacks and war may adversely impact our results of operations, revenue and profitability.

Terrorist attacks in the U.S. and abroad, as well as war and threats of war or actual conflicts involving the U.S. or other countries in which we or our United Network operate, may dramatically and adversely impact the economies of the U.S. and the other countries and cause consumer confidence and spending to decrease. Any of these occurrences could affect our ability to collect our charged-off receivables and result in a material and adverse effect on our results of operations and cash flows.

Risks Relating to Compliance and Regulatory Matters

If we, or our United Network, fail to comply with applicable government regulation of the collections industry, it could result in the suspension or termination of our or our United Network's, ability to conduct business.

The collections industry is regulated under various U.S. federal and state and Canadian laws and regulations. Many states, as well as provinces in Canada, require that we, and our third-party collectors, be licensed as debt collection companies. Both the Federal Trade Commission, referred to as the FTC, and the Bureau of Consumer Financial Protection each have the authority to investigate consumer complaints against debt collection companies, recommend enforcement actions, and seek monetary penalties. State regulatory authorities have similar powers. Furthermore, we rely extensively on the attorneys affiliated with our franchises, legal partner network, and agency network to perform and supervise collection operations in a highly compliant fashion. Such attorneys are subject to regulation by their respective licensing and regulatory bodies. Failure to comply with applicable laws, regulations, and rules could result in further investigations and enforcement actions, and we could be subject to fines as well as the suspension or termination of our ability to conduct collections through our United Network, which would have a material and adverse effect on our financial position and the results of operations.

In addition, new federal, state or foreign laws or regulations in the jurisdictions in which we or our United Network operates, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities, or the activities of our United Network, in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those government controls and regulations to which we are currently subject.

In addition, we may purchase charged-off receivables in industries which have unique industry specific regulations. For example, the purchasing and collection of healthcare-related receivables is subject to the provisions of the privacy rule contained in the Healthcare Insurance Portability and Accountability Act. To the extent that these specialty regulations apply to our business, the failure to comply could have a material and adverse impact on our financial position and results of operations.

Our ability to recover on our charged-off receivables may be limited under federal, state and Canadian laws.

Federal, state or local, and Canadian consumer protection, privacy and related laws, rules, and regulations extensively regulate the relationship between debt collectors and debtors. These laws, rules, and regulations may limit our ability to recover on our charged-off receivables regardless of any act or omission on our part or on our franchises' part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on charged-off receivables we purchase if the credit card issuer or receivable owner previously failed to comply with applicable law in generating or servicing those receivables.

New federal, state, local, or Canadian laws, rules or regulations, or changes in interpretation or enforcement, could limit our activities in the future or significantly increase the cost of regulatory compliance for us and our franchises. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer receivables or the use of the consumer data that is critical to valuing and collecting charged-off receivables.

The Bureau of Consumer Financial Protection also has the ability to issue regulations interpreting the FDCPA that may adversely affect our business and results of operations. This Bureau may also take enforcement actions against either debt sellers or debt purchasers that could have adverse impacts on our industry generally and our business specifically. This Bureau may also impose requirements on credit card issuers that could create a disincentive for credit card issuers to sell these accounts.

The FTC has proposed amendments to the FDCPA that may adversely affect our business and results of operations. No legislation has yet been proposed that would make these amendments law. The FTC may seek to accomplish its legislative goals through undertaking enforcement actions under section 5 of the FTC Act against debt purchasers and collection firms. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to accurately price and collect on our charged-off receivables, which could reduce our profitability and harm our business.

In addition to the possibility of new laws being enacted, it is possible that regulators and litigants may attempt to expand debtors' rights beyond the current interpretations placed on existing statutes. These attempts could cause us to expend significant financial and human resources to either litigate these new interpretations or to alter our existing methods of conducting business to comply with these interpretations, either of which could reduce our profitability and harm our business.

A significant portion of our collections relies upon our success in individual lawsuits, which are inherently unpredictable, brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our cash flows and revenue by collecting on judgments that are granted by courts in lawsuits filed against debtors. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, a decrease in the applicable statute of limitations, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of legal channels for collections, our margins and recoveries may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may be subject to adverse effects of regulatory changes that we cannot predict.

Our inability to provide sufficient evidence on accounts that are subject to legal collections may negatively impact the liquidation rate on these accounts.

When we collect accounts using a legal channel, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings to obtain a judgment against the account debtors. If we are unable to produce account documents, or if courts require documentation that the original creditor is not able, or contractually required, to provide, these courts may deny our claims. As our industry has increased its use of legal collection tactics significantly over the last several years, we have witnessed the institution of increased documentation requirements, evidentiary requirements in excess of those required for claims brought by entities other than debt purchasers and more consumer friendly behavior from judges and courts in various jurisdictions. We believe the current trend toward consumer protectionism could lead to judicial proceedings or practices that create increasingly challenging requirements that could limit our ability to effectively pursue litigation on accounts, or substantially increase our costs incurred in pursuing our legal remedies.

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, and other laws.

We operate in a litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class actions under consumer credit, collections, and other laws. In certain situations, our current legal liability is limited by provisions of the Fair Debt Collections Practices Act. To the extent this act is amended or repealed in the future in a manner that eliminates the limitations on our liability for certain claims, we could face significantly larger litigation and claims expense going forward.

Our collections may decrease if bankruptcy filings increase or if bankruptcy laws change.

Our ability to recover on an account where the debtor is subject to a Chapter 7 bankruptcy is substantially eliminated. During times of significant economic challenges, the amount of charged-off receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor's non-exempt assets are sold to repay creditors. Because the charged-off receivables we are attempting to collect are generally unsecured or secured on a second- or third-priority basis, we often would not be able to collect on those receivables if a Debtor files for bankruptcy and secured creditors have a claim on the debtor's assets. As a result, our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business, in which case, our financial condition and results of operations could suffer.

Negative attention and news regarding the debt collection industry and individual debt collectors may have a negative impact on a debtor's willingness to pay the charged-off receivables we acquire.

The following factors may cause consumers to be more reluctant to pay their debts or more willing to pursue legal actions against us:

• Annually the FTC publishes a report summarizing the complaints it has received regarding debt collection practices. The report contains the total number of complaints filed, the percentage of increases or decreases from the previous year, and an outline of key types of complaints.

• Print and television media, from time to time, may publish stories about the debt collection or debt purchasing industry that may cite specific examples of real or perceived abusive collection practices. These stories are also published on websites, which can lead to the rapid dissemination of the story increasing the exposure to negative publicity about us or the industry.

• Websites exist where consumers list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle the situation. These websites are increasingly providing consumers with legal forms and other strategies to protest collection efforts and to try to avoid their obligations. To the extent that these forms and strategies are based upon erroneous legal information, the cost of collections is unnecessarily increased.

As a result of this negative publicity, debtors may be more reluctant to pay their debts or could pursue legal action against us regardless of whether those actions are warranted. Additionally, adverse publicity may invite legislation or regulatory action. These actions could impact our ability to collect on the charged-off receivables we acquire and impact our ability to operate profitably.

Risks Related to Information Technology and Telecommunications

We are highly dependent on our telecommunications and computer systems, including our proprietary collections platform.

Our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, computer viruses, or similar events. Our business is also materially dependent on services provided by various internet service providers and local and long distance telephone companies. Furthermore, our ability to use telecommunications systems to contact debtors is limited by laws, rules, and regulations. If our equipment or systems cease to work or become legally unavailable, if there is any change in the telecommunications market that would affect our ability or our franchises' ability to obtain favorable rates on communication services, or if there is any significant interruption in internet or telephone services, we may be prevented from providing services and our franchises may not be able to collect on the charged-off receivables we have purchased. Because we generally recognize revenue and generate operating cash flow primarily through collections, any failure or interruption of services and collections would mean that we, and our franchises, would continue to incur payroll and other expenses without any corresponding income.

As of the end of 2011, our proprietary collections platform called eAGLE fully replaced our previous proprietary legacy collections platform called STARSTM. Each of our franchises is required to conduct all collection activities through the eAGLE platform. We maintain eAGLE through internal resources and are not typically able to rely on third-party providers to remedy systems issues or errors. As the eAGLE platform is highly complex and represents over four years of continuing development and investment in excess of $25 million, we may also discover future errors in existing or newly created proprietary software coding that could have material and adverse impacts on our business or require substantial investments to remedy, or which we may not be able to remedy at all. As eAGLE is an internally developed programs, we cannot be assured that our level of development documentation is comparable to that on third-party software packages and we may have certain employees that possess important, undocumented, knowledge of our systems. If any such employee no longer works for us, our ability to maintain, repair or modify our collections platform may be limited.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our debtors, including credit card and healthcare information. This information includes (i) personal information relating to the debtor, such as name, social security number and credit card account number; (ii) location information relating to the location and telephone numbers for the debtor and (iii) account specific information such as the date of issuance of the card, charge-off date and charge-off balance for the card. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches, and deter suppliers from selling charged-off receivables to us or clients from placing charged-off receivables with us on a contingency basis. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. As each member of our Partners Network has access to our collections platform and this confidential information, we may also be subject to security breaches within a franchise. Any failures in our or our franchises' security and privacy measures could adversely affect our business, financial condition, and results of operations.

If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to enable our franchises to identify and contact large numbers of debtors and to record the results of the collection efforts on our owned and managed portfolios. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis, or if we do not have the capital resources available to invest in new technologies, our business could suffer.

We may not be able to adequately protect the intellectual property rights upon which we rely.

We rely on proprietary software programs and valuation and collection processes and techniques, and we believe that these assets provide us with a competitive advantage. We consider our proprietary software, processes and techniques to be trade secrets, but a significant portion of them are not protected by patent or registered copyright. We may not be able to adequately protect our technology and data resources, which may materially diminish our competitive advantage.

Risks Relating to Accounting and Controls

We generally account for purchased charged-off receivables revenues using the interest method, or level yield method, of accounting in accordance with U.S. Generally Accepted Accounting Principles, which requires making reasonable estimates of the timing and amount of future cash collections. If the timing is delayed or the actual amount recovered by us is materially different from our estimates, it could cause us to recognize valuation allowances, and negatively impact our earnings.

We utilize the interest, or level yield, method of accounting for the majority of our purchased charged-off receivables because we believe that the purchased receivables are discounted as a result of deterioration of credit quality and that the amounts and timing of cash proceeds for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method was prescribed by the Accounting Standards Executive Committee Practice Bulletin 6 ("PB 6"), "Amortization of Discounts on Certain Acquired Loans," as well as the Accounting Standards Executive Committee Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which was codified in Accounting Standards Codification ("ASC") 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30")."

We first implemented the level yield method of accounting in January 2005 for a limited number of our purchases and applied them to certain purchased receivables acquired after December 31, 2004. Beginning with purchases in 2007, we have adopted the level yield method of accounting for the substantial majority of our purchases. The provisions of ASC 310-30 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to receivables acquired before January 1, 2005. Charged-off receivables acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended, for provisions related to decreases in expected cash proceeds. The cost recovery method prescribed by ASC 310-30 is used when proceeds on a particular portfolio cannot be reasonably predicted in timing and amount. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned. Under the cost recovery method, no revenue on a net basis is recognized until we have fully amortized the carrying value of a purchase net of the servicing fees we pay our United Network.

Purchased debt portfolios accounted for under the level yield method are accumulated into static pools on a quarterly basis. Under the level yield method of accounting, cash proceeds on each static pool are allocated to revenue and to reduce the carrying value (purchased debt line item on balance sheet) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of 60 to 108 months. As described below, if cash proceeds for a purchase deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

Application of the level yield method of accounting requires the use of estimates, primarily estimated remaining cash proceeds, to calculate a projected IRR for each pool. These estimates are primarily based on historical experience and our proprietary models. The expected trends of each pool are analyzed at least quarterly. If these trends are materially different than the original estimates, certain adjustments are required. If future cash proceeds are materially different in amount or timing than the original estimate, earnings could be affected, either positively or negatively. Higher cash proceeds amounts, or cash proceeds that occur sooner than projected cash proceeds, will have a favorable impact on reversal of valuation allowances and the IRR, thereby increasing revenues. Lower cash proceeds amounts, or cash proceeds that occur later than projected, will have an unfavorable impact and may result in a valuation allowance being recorded. As the accounting required under level yield treats current or projected underperformance as a current charge and current or projected over performance as future increase in revenue recognition, it can create increased volatility in our financial statements and results as there is no effective netting of over and underperforming pools. We believe the charged-off receivables we acquire will continue to exhibit variability that will make continued valuation allowances probable in our business. We believe this variability is accentuated in periods of changing economic environments as is evidenced by the level of valuation allowances we recorded in 2008 through 2011.

Valuation allowances may cause reduced earnings or increased volatility in earnings. Consistent over-performance of our pools would also result in us understating revenue relative to the life-to-date yields of our pools due to consistently higher actual cash proceeds. As revenue recognition in the level yield method of accounting is based on estimates, any errors or misjudgments in our projected cash proceeds on a static pool could result in a significant future valuation allowance or an increase in IRR.

In accordance with United States generally accepted accounting principles ("GAAP"), we continue to have significant purchases that are accounted for under the cost recovery method. We expect to continue to have certain pools that do not meet our criteria for level yield method of accounting on cost recovery accounting going forward. The use of two different revenue recognition procedures may result in a lack of comparability of our financial performance or may increase the volatility of our revenues and earnings on our financial statements. In addition, our continued use of cost recovery accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue.

Goodwill and other intangible assets represented 36.4% of our total assets at December 31, 2011. If goodwill or the other intangible assets, including our Partners Network, are deemed to be impaired, we may need to take a charge to earnings.

Our balance sheet includes goodwill, which represents the excess of the purchase price over the fair market value of the net assets of acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested at least annually for impairment. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. If our goodwill is deemed to be impaired, we will need to take a charge to earnings in the future to write-down this asset to its fair value.

We make significant assumptions to estimate the future revenue and cash flows used to determine our fair value. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors.

Variations in any of these assumptions could result in materially different calculations of impairment amounts. If the expected revenue and cash flows are not realized, impairment or valuation allowance losses may be recorded in the future.

Our other intangibles include the value of our Partners Network, which was valued as part of purchase accounting applied at the date of CA Holding's acquisition of us during 2005. The Partners Network is reviewed each reporting period to determine if events and circumstances continue to support an indefinite life. If at any point it is determined that the Partners Network has a finite useful life, or if a triggering event occurs, it will be tested for impairment. We made significant assumptions to estimate the future cash flows used to determine the fair value of the Partners Network. If we lost a significant Partner, the future cash flows expected to be generated by the Partners Network may be less than the carrying amount, and an impairment loss may be recorded.

We may be subject to examinations and challenges by tax authorities.

Our industry is relatively unique and, as a result, there is not a set of well-defined laws, regulations, or case law for us to follow that match our particular facts and circumstances for certain tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice, and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions, the allocation of income among tax jurisdictions, and inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, we may be required to pay additional taxes and/or penalties which may be substantial, and could have a material and adverse effect on our financial condition and result of operations. Due to the differences in our tax and GAAP financial statements, we also expect to continue to generate deferred tax asset balances on our financial statements. To the extent we cannot satisfy the "more likely than not" requirement that we are confident these assets will be used in a reasonable time frame, we may be required to record valuation allowances against these assets as we did in the years ended December 31, 2011 and 2010.

Our operating results and cash collections are cyclical and may vary from quarter to quarter.

Our business depends on the ability to collect on our purchased charged-off receivables. Collections within purchases tend to be seasonally higher in the first and second quarters of the year, due to consumers' receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year, due to consumers' spending in connection with summer vacations, back-to-school purchases, the holiday season, and other factors. However, revenue recognized is relatively level due to our application of the interest method for revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of charged-off receivables due to the initial costs associated with purchasing and integrating these receivables into our system. As the interest method of accounting is sensitive to the timing of cash proceeds, a shift in the expected timing of significant receipts on purchases can have a material impact on the projected yield on a static pool and can result in valuation allowance charges. Consequently, income and margins may fluctuate quarter to quarter and our results in any particular quarter may not be indicative of future operating results.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and to comply with the reporting requirements under the Securities Exchange Act of 1934. As a result, creditors and investors may lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and could subject us to regulatory scrutiny.

We are required to file Annual Reports on Form 10-K and are registered with the SEC. Our Annual Reports include management's certification of establishing and maintaining disclosure controls and procedures. We cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses". Compliance with these reporting requirements is expensive and time consuming. If in the future we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting and would likely be in default under certain of our borrowing agreements. Meeting these requirements may result in a significant increase in costs for us. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential creditors and investors to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which could adversely affect our business.

Other Risks

We are controlled by an investor group led by KRG, a private equity firm, and its affiliates, whose interests may not be aligned with those of our note holders.

Under the stockholders agreement of our parent corporation, CA Holding, KRG has a contractual right to appoint a majority of the CA Board and thereby has the power to control our affairs and policies through its control of CA Holding, including the power of appointment or removal of management, the issuance of additional stock, stock repurchase programs and the declaration and payment of dividends. This majority control means CA Holding must consent to the entering into of mergers, sales of substantially all our assets and certain other transactions.

Circumstances may occur in which the interests of CA Holding and its equity investors could be in conflict with those of our note holders. For example if we encounter financial difficulties or are unable to pay our debts as they mature, CA Holding might pursue strategies that favor its equity investors over our debt investors. KRG may also have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risk to our note holders. Additionally, CA Holding and its equity investors have significant knowledge of our business operations and strategy and are not prohibited from making investments in any of our competitors.

Risks Related to Our Notes

We have substantial debt and have the ability to incur additional debt, a portion of which may be secured. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under the notes.

As of December 31, 2011, we have approximately $437.6 million aggregate principal amount of outstanding indebtedness, of which substantially all is senior debt, and of which approximately $144.2 million is effectively ranked senior to the outstanding notes to the extent of the assets securing such debt.

Our substantial debt may have important consequences to its holders. For instance, it could:

• make it more difficult for us to satisfy our financial obligations, including those relating to the notes;

• require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including portfolio investments and capital expenditures;

• place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and

• limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

We may be unable to repay or repurchase the notes at maturity.

At maturity, the entire outstanding principal amount of the notes, together with accrued and unpaid interest, will become due and payable. We may not have the funds to fulfill these obligations or the ability to refinance these obligations. If the maturity date occurs at a time when other arrangements prohibit us from repaying the notes, we would try to obtain waivers of such prohibitions from the lenders and note holders under those arrangements, or we could attempt to refinance the borrowings that contain such restrictions. If we could not obtain a waiver or refinance the borrowings on favorable terms or at all, we would be unable to repay the notes.

The indenture governing the notes and our other debt agreements contain covenants that significantly restrict our operations.

The indenture governing the notes and the senior revolving credit facility each contain, and any of our other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may have a material and adverse effect on our ability to operate our business and take advantage of potential business opportunities as they arise, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities. These covenants place restrictions on our ability and the ability of our restricted subsidiaries to, among other things:

• incur additional indebtedness;

• declare or pay dividends, redeem stock or make other distributions to stockholders;

• make certain investments;

• create liens or use assets as security in other transactions;

• merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

• engage in transactions with affiliates; and

• sell or transfer certain assets.

The senior revolving credit facility also includes restrictions on our ability, among other things, to make capital expenditures; changes in the nature of our business; acquisitions, reorganizations and recapitalization; guarantees; and debt repayments and requires us to maintain certain financial performance ratios. A payment default or an acceleration of indebtedness thereunder as a result of an event of default under the senior revolving credit facility would give rise to an event of default under the indenture governing the notes, which would entitle the note holders to exercise the remedies provided in the indenture, subject to the restrictions and other provisions set forth in the intercreditor agreement.

A default under any of the agreements governing our indebtedness could result in a default and acceleration of indebtedness under other agreements.

Our senior revolving credit facility contains cross default provisions whereby a default under the indenture governing the notes could result in a default and acceleration of our repayment obligations under our senior revolving credit facility. If a cross-default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance such indebtedness. Even if new financing were available, it may not be on commercially reasonable terms or acceptable terms. If some or all of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on the notes.

Any default under the agreements governing our indebtedness, including a default under our senior revolving credit facility, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our senior revolving credit facility and the indenture governing the notes), we could be in default under the terms of the agreements governing such indebtedness.

In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior revolving credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior revolving credit facility to avoid being in default. If we breach our covenants under our senior revolving credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior revolving credit facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. In any such event, the lenders under our senior revolving credit facility and holders of certain hedging obligations would be entitled to be repaid with the proceeds of the sale of any collateral prior to the note holders.

The right to receive payment on the notes will be structurally subordinated to the obligations of our non-guarantor subsidiaries.

The notes are guaranteed on a senior secured basis by substantially all of our existing and future domestic subsidiaries that guarantee, or are otherwise obligors with respect to, indebtedness under our senior revolving credit facility. Although CA Holding and our Canadian subsidiaries guarantee our obligations under our senior revolving credit facility, they do not guarantee our obligations under the notes. Our non-U.S. subsidiaries will not be required by the indenture to guarantee the notes. Our non-guarantor subsidiaries are separate and distinct legal entities with no obligation to pay any amounts due pursuant to the notes or the guarantees of the notes or to provide us or the guarantors with funds for our payment obligations. Our cash flow and our ability to service our debt, including the notes, depend in part on the earnings of our non-guarantor subsidiaries and on the distribution of earnings, loans or other payments to us by these subsidiaries. Our non-guarantor subsidiaries represented approximately 2.2% of our total assets and approximately 1.1% of our liabilities as reflected on the subsidiaries' balance sheet as of December 31, 2011, and represented approximately 7.0% and approximately 11.2% of our consolidated revenue and Adjusted EBITDA, respectively, for the year ended December 31, 2011.

The notes are structurally subordinated to all current and future liabilities, including trade payables, of our subsidiaries that do not guarantee the notes, and the claims of creditors of those subsidiaries, including trade creditors, have priority as to the assets and cash flows of those subsidiaries. In the event of a bankruptcy, liquidation, dissolution or similar proceeding of any of the non-guarantor subsidiaries, holders of their liabilities, including their trade creditors, will generally be entitled to payment on their claims from assets of those subsidiaries before any assets are made available for distribution to us or our guarantor subsidiaries. As of December 31, 2011, the non-guarantor subsidiaries had approximately $2.7 million of total indebtedness including trade payables and excluding intercompany indebtedness.

The lenders under our senior revolving credit facility will have the discretion to release the guarantors under the senior revolving credit facility in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.

While any obligations under our senior revolving credit facility remain outstanding, any guarantee of the notes may be released without action by, or consent of, any note holder or the trustee under the indenture governing the notes if the related guarantor is no longer a guarantor of obligations under the senior revolving credit facility or certain other indebtedness. The lenders under the senior revolving credit facility or such other indebtedness have the discretion to release the guarantees under the senior revolving credit facility in a variety of circumstances. Note holders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes.

We may not be able to repurchase the notes upon a change of control or sale of certain assets.

Upon the occurrence of specific changes of control events or the sale of certain assets, we will be required to offer to repurchase all or a portion of the outstanding notes. We may not be able to repurchase the notes upon a change of control or sale of certain assets because we may not have sufficient funds. Further, we will be contractually restricted under the terms of our senior revolving credit facility from repurchasing all of the notes tendered by note holders upon a change of control or sale of certain assets. Accordingly, we may not be able to satisfy our obligations to purchase notes unless we are able to refinance or obtain waivers under the senior revolving credit facility. Our failure to repurchase the notes upon a change of control or sale of certain assets would cause a default under the indenture governing the notes and a cross-default under the senior revolving credit facility, which would permit the lenders thereunder to accelerate the maturity of borrowings under our senior revolving credit facility and, if such indebtedness is not paid, to enforce security interests in the collateral, thereby limiting the practical benefit of the offer-to-purchase provisions to the note holders. Any of our future debt agreements may contain similar provisions.

In addition, the change of control provisions in the indenture governing the notes may not protect note holders from certain important corporate events, such as a leveraged recapitalization (which would increase the level of our indebtedness), reorganization, restructuring, merger or other similar transaction. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change that constitutes a "Change of Control" as defined in the indenture governing the notes that would trigger our obligation to repurchase the notes. If an event occurs that does not constitute a "Change of Control" as defined in the indenture governing the notes, we will not be required to make an offer to repurchase the notes and note holder may be required to continue to hold their notes despite the event.

The liens on the collateral securing the notes and the guarantees are junior and subordinate to the liens on the collateral securing the senior revolving credit facility and certain other first lien obligations.

The notes and the guarantees will be secured by second priority liens granted by us and our existing domestic guarantors and any of our future domestic guarantors on our assets and the assets of such guarantors that secure obligations under our senior revolving credit facility and certain hedging obligations, subject to certain permitted liens, exceptions and encumbrances described in the indenture governing the notes and the security documents relating to the notes. The lenders under our senior revolving credit facility and holders of certain of our hedging obligations will be entitled to receive all proceeds from the realization of the collateral under most circumstances, including upon default in payment on, or the acceleration of, any obligations under our senior revolving credit facility, or in the event of our, or any of our subsidiary guarantors', bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, to repay such obligations in full before the note holders will be entitled to any recovery from such collateral. In addition, the indenture governing the notes permits us and the guarantors to create additional liens under specified circumstances, including liens senior in priority to the liens securing the notes. We cannot assure note holders that in the event of a foreclosure by the holders of the first priority lien obligations, the proceeds from the sale of collateral would be sufficient to satisfy all or any of the amounts outstanding under the notes after payment in full of the obligations secured by first priority liens on the collateral.

Note holders will not control decisions regarding collateral.

The lenders under our senior revolving credit facility, as holders of first priority lien obligations, control substantially all matters related to the collateral pursuant to the terms of the intercreditor agreement. The holders of the first priority lien obligations may cause the collateral agent thereunder (the "first lien agent") to dispose of, release, or foreclose on, or take other actions with respect to, the collateral (including amendments of and waivers under the security documents) with which note holders may disagree or that may be contrary to the interests of note holders, even after a default under the notes. To the extent collateral is released from securing the first priority lien obligations, the intercreditor agreement provides that, subject to certain exceptions, the second priority liens securing the notes will also be released. In addition, the security documents related to the second priority liens generally provide that, so long as the first priority lien obligations are in effect, the holders of the first priority lien obligations may change, waive, modify or vary the security documents governing such first priority liens without the consent of the note holders (except under certain limited circumstances) and that the security documents governing the second priority liens will be automatically changed, waived and modified in the same manner. Further, the security documents governing the second priority liens may not be amended in any manner adverse to the holders of the first-priority obligations without the consent of the first lien agent until the first priority lien obligations are paid in full. The security agreement governing the second priority liens prohibits second priority lienholders from foreclosing on the collateral until payment in full of the first priority lien obligations. We cannot assure note holders that in the event of a foreclosure by the holders of the first priority lien obligations, the proceeds from the sale of collateral would be sufficient to satisfy all or any of the amounts outstanding under the notes after payment in full of the obligations secured by first priority liens on the collateral.

It may be difficult to realize the value of the collateral securing the notes.

The collateral securing the notes will be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the trustee for the notes and the second lien collateral agent and any other creditors that have the benefit of first liens on the collateral securing the notes from time to time, whether on or after the date the notes are issued. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the notes as well as the ability of the second lien collateral agent to realize or foreclose on such collateral.

We believe our purchased debt accounts represent the significant majority of our collateral value. These assets, in particular, may be subject to significant changes in value due to economic or regulatory trends. In addition, it may be challenging for note holders to realize the value of our purchased debt collateral as these are financial assets, not physical assets, and represent liabilities of consumers who have defaulted on their obligations. Charged-off receivables typically decline in value over time. Due to the priority of the first lien security interests, and the provisions of the intercreditor agreement, note holders may not be able to take action on the collateral prior to it declining in value. To realize the value of the collateral, note holders may need to rely on third-party collection resources. In the event of a liquidation or winding up of our business, our franchisees may not be willing to continue to pursue recovery efforts on our accounts or may require us to increase the servicing fees we pay them to do so. If we had to rely on third parties outside of our Partners Network, we may not be able to access attorney-based collections or may be required to provide significant upfront investments in expenses. The institutions from which we acquire charged-off receivables may be unwilling to provide us with the account level documentation we would need to successfully pursue litigation on accounts which may significantly reduce the realizable value of the collateral.

The value of the collateral at any time will also depend on the availability of suitable buyers. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. We cannot assure note holders that the fair market value of the collateral as of the date of this Annual Report on Form 10-K exceeds the principal amount of the debt secured thereby. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, the failure by our franchises or other local law firms to adequately collect on such assets, competition, unforeseen liabilities and other future events. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by note holders from the sale of the collateral securing the notes and the obligations under the notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables. Additionally, if a bankruptcy case is commenced by or against us, if the value of the collateral is less than the amount of principal and accrued and unpaid interest on the notes and all other senior secured obligations, interest may cease to accrue on the notes from and after the date the bankruptcy petition is filed.

In the future, the obligation to grant additional security over assets, or a particular type or class of assets, whether as a result of the acquisition or creation of future assets or subsidiaries, the designation of a previously unrestricted subsidiary or otherwise, is subject to the provisions of the security agreement. The security agreement sets out a number of limitations on the rights of the note holders to require security in certain circumstances, which may result in, among other things, the amount recoverable under any security provided by any subsidiary being limited and/or security not being granted over a particular type or class of assets. Accordingly, this may affect the value of the security provided by us and our subsidiaries. Furthermore, upon enforcement against any collateral or in insolvency, under the terms of the intercreditor agreement the claims of the note holders to the proceeds of such enforcement will rank behind the claims of the holders of obligations under our senior revolving credit facility, which are first priority obligations, and holders of additional secured indebtedness (to the extent permitted to have priority by the indenture).

The security interest of the second lien collateral agent will be subject to practical problems generally associated with the realization of security interests in collateral. For example, the second lien collateral agent may need to obtain the consent of a third party to obtain or enforce a security interest in a contract. We cannot assure note holders that the collateral agent will be able to obtain any such consent. We also cannot assure note holders that the consents of any third parties will be given when required to facilitate a foreclosure on such assets. Accordingly, the second lien collateral agent may not have the ability to foreclose upon those assets and the value of the collateral may significantly decrease.

Bankruptcy laws may limit note holders' ability to realize value from the collateral.

The right of the second lien collateral agent to repossess and dispose of the collateral upon the occurrence of an event of default under the indenture governing the notes is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the second lien collateral agent repossessed and disposed of the collateral. Upon the commencement of a case under the bankruptcy code, a secured creditor such as the second lien collateral agent is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval, which may not be given. Moreover, the bankruptcy code permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given "adequate protection." The meaning of the term "adequate protection" may vary according to circumstances, but it is intended in general to protect the value of the secured creditor's interest in the collateral as of the commencement of the bankruptcy case and may include cash payments or the granting of additional security if and at such times as the bankruptcy court in its discretion determines that the value of the secured creditor's interest in the collateral is declining during the pendency of the bankruptcy case. A bankruptcy court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

In view of the lack of a precise definition of the term "adequate protection" and the broad discretionary power of a bankruptcy court, it is impossible to predict:

• how long payments under the notes could be delayed following commencement of a bankruptcy case;

• whether or when the collateral agent could repossess or dispose of the collateral;

• the value of the collateral at the time of the bankruptcy petition;

• or whether or to what extent note holders would be compensated for any delay in payment or loss of value of the collateral through the requirement of "adequate protection."

In addition, the intercreditor agreement provides that, in the event of a bankruptcy, the trustee and the second lien collateral agent may not object to a number of important matters following the filing of a bankruptcy petition so long as any first priority lien obligations are outstanding. After such a filing, the value of the collateral securing the notes could materially deteriorate and the note holders would be unable to raise an objection. The right of the holders of obligations secured by first priority liens on the collateral to foreclose upon and sell the collateral upon the occurrence of an event of default also would be subject to limitations under applicable bankruptcy laws if we or any of our subsidiaries become subject to a bankruptcy proceeding.

Any disposition of the collateral during a bankruptcy case would also require permission from the bankruptcy court. Furthermore, in the event a bankruptcy court determines the value of the collateral is not sufficient to repay all amounts due on first priority lien debt and, thereafter, the notes, the note holders would hold a secured claim only to the extent of the value of the collateral to which they are entitled and unsecured claims with respect to such shortfall. The bankruptcy code only permits the payment and accrual of post-petition interest, costs and attorney's fees to a secured creditor during a debtor's bankruptcy case to the extent the value of its collateral is determined by the bankruptcy court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.

A court could void our subsidiaries' guarantees of the notes and the liens securing such guarantees under fraudulent transfer laws.

Although the guarantees provide note holders with a direct claim against the assets of the subsidiary guarantors and the guarantees will be secured by the collateral owned by the guarantors, under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a guarantee or lien could be voided, or claims with respect to a guarantee or lien could be subordinated to all other debts of that guarantor. In addition, a bankruptcy court could void (i.e., cancel) any payments by that guarantor pursuant to its guarantee and require those payments and enforcement proceeds from the collateral to be returned to the guarantor or to a fund for the benefit of the other creditors of the guarantor. Each guarantee will contain a provision intended to limit the guarantor's liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the guarantees from being voided under fraudulent transfer law, or may eliminate the guarantor's obligations or reduce the guarantor's obligations to an amount that effectively makes the guarantee worthless. In a recent Florida bankruptcy case, this kind of provision was found to be ineffective to protect the interests of the creditors in the guarantees.

The bankruptcy court might take these actions if it found, among other things, that when a subsidiary guarantor executed its guarantee or granted its lien (or, in some jurisdictions, when it became obligated to make payments under its guarantee):

• such subsidiary guarantor received less than reasonably equivalent value or fair consideration for the incurrence of its guarantee or granting of the lien; and

• such subsidiary guarantor:

• was (or was rendered) insolvent by the incurrence of the guarantee;

• was engaged or about to engage in a business or transaction for which its assets constituted unreasonably small capital to carry on its business;

• intended to incur, or believed that it would incur, obligations beyond its ability to pay as those obligations matured; or

• was a defendant in an action for money damages, or had a judgment for money damages docketed against it and, in either case, after final judgment, the judgment was unsatisfied.

A bankruptcy court would likely find that a subsidiary guarantor received less than fair consideration or reasonably equivalent value for its guarantee or lien to the extent that it did not receive direct or indirect benefit from the issuance of the notes. A bankruptcy court could also void a guarantee or lien if it found that the subsidiary issued its guarantee or granted its lien with actual intent to hinder, delay or defraud creditors.

Although courts in different jurisdictions measure solvency differently, in general, an entity would be deemed insolvent if the sum of its debts, including contingent and unliquidated debts, exceeds the fair value of its assets, or if the present fair salable value of its assets is less than the amount that would be required to pay the expected liability on its debts, including contingent and unliquidated debts, as they become due.

If a court voided a guarantee or lien, it could require that note holders return any amounts previously paid under such guarantee or enforcement proceeds from the collateral. If any guarantee or lien were voided, note holders would retain their rights against us and any other subsidiary guarantors, although there is no assurance that those entities' assets would be sufficient to pay the notes in full.

Any future pledge of collateral might be avoidable in bankruptcy.

Any future pledge of collateral in favor of the second lien collateral agent, including pursuant to mortgages and other security documents delivered after the date of the indenture governing the notes, might be avoidable by the pledgor (as debtor-in-possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, among others, if the pledgor is insolvent at the time of the pledge, the pledge permits the note holders to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the pledge or, in certain circumstances, a longer period.

We cannot be sure that a market for the notes, if any, will continue.

We cannot assure note holders as to:

• the liquidity of any trading market for the notes;

• their ability to sell their notes; or

• the price at which they may be able to sell their notes.

The notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar securities and other factors, including general economic conditions, our financial condition, performance and prospects and prospects for companies in our industry generally. In addition, the liquidity of the trading market in the notes and the market prices quoted for the notes may be adversely affected by changes in the overall market for high-yield securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located on leased property at 4340 South Monaco Street, Second Floor, Denver, Colorado 80237. We own no real property. The following table sets forth certain information regarding our leased facilities as of December 31, 2011.

Location	Principal Use	Reporting Segment	Type	Square Footage	Lease Expiration Date
Denver, CO	Headquarters	Domestic	Office	62,100	October 31, 2016
Lenexa, KS	Commercial Operations	Domestic	Office	9,607	August 31, 2012
Newmarket, Ontario	Canadian Operations	Canada	Office	6,651	September 30, 2018

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company's common stock. The Company had one record holder of common stock on February 24, 2012. The Company did not declare or pay any dividends during the fiscal years ended December 31, 2011, 2010, and 2009.

Item 6. Selected Financial Data.

The following table summarizes certain selected historical financial data about our company for the last five years. The data has been derived from our audited consolidated financial statements for the years indicated. You should read this data in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes related thereto contained herein. All amounts are stated in U.S. dollars unless otherwise indicated.

	Year Ended December 31,
($ in thousands)	2011	2010	2009	2008	2007
Revenues:
Revenues on:
Purchased debt, net(a)	$227,068	$116,102	$154,561	$232,445	$228,789
Contingent debt(b)	3,461	14,130	20,855	22,219	26,187
Other revenue	310	744	692	1,290	646
Total revenues	230,839	130,976	176,108	255,954	255,622
Expenses:
Collection expenses on:
Purchased debt(c)	170,536	110,627	101,889	119,906	131,460
Contingent debt(d)	2,624	9,697	14,479	15,560	19,734
Other direct operating expenses	2,115	2,477	2,951	3,565	3,508
Salaries and payroll taxes	26,760	24,139	18,845	20,312	22,097
General and administrative	13,801	13,376	11,644	11,512	13,148
Depreciation and amortization	5,264	5,517	5,190	5,781	4,901
Total expenses	221,100	165,833	154,998	176,636	194,848
Operating income (loss)	9,739	(34,857)	21,110	79,318	60,774
Other Expense (Income):
Interest expense	49,113	45,982	45,481	46,364	60,540
Other expense (income)	(1,058)	3,697	334	394	(250)
Total other expenses	48,055	49,679	45,815	46,758	60,290
Income (loss) before income taxes	(38,316)	(84,536)	(24,705)	32,560	484
Total income tax benefit (expense)	(2,805)	11,012	9,300	(12,788)	(1,003)
Net income (loss)	$(41,121)	$(73,524)	$(15,405)	$19,772	$(519)
Statement of Financial Position Data:
Cash and cash equivalents	$2,657	$1,864	$426	$10,304	$39
Purchased debt, net of valuation allowance	243,413	225,694	274,298	305,076	238,389
Total assets	470,594	466,955	508,651	529,521	522,726
Debt, including capital leases	437,637	402,663	366,258	427,505	411,695
Total equity (deficiency)	(10,044)	30,925	103,578	66,625	89,241
Operating and Other Data:
Cash proceeds on purchased debt(e)	$470,680	$337,080	$295,555	$398,791	$438,775
Cash collections on contingent debt(f)	9,989	42,184	61,807	79,911	95,135
Total cash proceeds(e)(f)	480,669	379,264	357,362	478,702	533,910
Purchased debt—consumer, at face value(g)	3,447,409	3,663,701	2,150,659	2,796,000	2,584,550
Purchased debt—consumer, at cost(g)	252,935	162,325	106,529	230,452	229,639
Purchased debt—consumer, average cost(g)	7.3%	4.4%	5.0%	8.2%	8.9%
Purchased debt—total, at face value	3,895,875	4,312,607	3,278,322	3,042,181	2,995,074
Purchased debt—total, at cost	267,704	171,823	108,507	232,312	237,989
Purchased debt—total, average cost	6.9%	4.0%	3.3%	7.6%	7.9%
Capital expenditures(h)	4,416	4,357	6,826	9,785	2,371

(a) Purchased debt revenue represents revenue recognized on owned charged-off receivables.

(b) Contingent debt revenue represents revenue recognized on managed charged-off receivables.

(c) Purchased debt expense includes servicing fees paid to our United Network for collections on owned charged-off receivables, court costs (net of court cost recoveries on cost recovery purchased debt) and other collection expenses.

(d) Contingent debt expense includes primarily servicing fees paid to our Partners for collections on managed charged-off receivables.

(e) Cash proceeds on purchased debt include legal and non-legal collections, the reimbursement of certain legal costs previously paid by us (court cost recoveries), sales of accounts, and returns of non-conforming accounts through recourse.

(f) Cash collections on contingent debt include collections on accounts we manage on a contingency basis, but do not own.

(g) Purchased debt—consumer includes credit card/consumer loan—fresh, credit card/consumer loan—non-fresh.

(h) Capital expenditures exclude expenditures financed through capital leases and capitalized interest related to capital leases.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis in conjunction with the consolidated financial statements and notes that appear elsewhere in this Annual Report on Form 10-K. Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during all periods presented.

Our Company

We are a leading purchaser of charged-off receivables in the accounts receivable management industry. Our primary business is the acquisition and management of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies and healthcare providers. We believe that we are one of the largest purchasers of “fresh” charged-off credit card and consumer loan receivables in the U.S. We are also demonstrating and committed to continuing, accelerated growth in the purchase of charged-off commercial, student loan, and Canadian accounts receivable. The act of charging off an account does not release the obligor on the account from his/her responsibility to pay for the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytical expertise, technology platform, operational know-how and our Partners Network to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating debtors fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to December 31, 2011, we have invested over $1.9 billion in the acquisition of charged-off receivables, representing over $30.2 billion in face value of accounts.

Based on our proprietary analytic models, which utilize historical data as well as current account level data and economic, pricing and collection trends, we expect that our US owned charged-off receivables as of December 31, 2011 of $8.6 billion (active face value) will generate approximately $758.8 million in ERP over the next nine years. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our Partners Network

Collection efforts on our purchased debt and contingent debt are primarily handled by our Partners Network, which consists of independent U.S. law firms and attorney-managed collection operations with which we have exclusive franchise relationships. Under the terms of our franchise agreements, our franchises license our proprietary technology and perform recovery work on our behalf, on an exclusive basis, for a fee per dollar collected. The contingent fee varies based upon the franchises performance against our assumptions made when we acquired the debt. We allocate accounts to our franchises based on their performance and are under no obligation to provide accounts to any franchise. We believe that our competitive account placement model and our variable contingent fee structure are critical to our collection performance, as they motivate each franchise to optimize its efforts on its allocated accounts to receive additional placements of charged-off receivables on which to collect. In addition, because our franchise model is attorney-based, we have the ability to efficiently pursue litigation or legal action on our purchased debt. Even when not pursuing legal action, we believe that debtors generally take collection efforts by a law firm more seriously than those of a collection agency, which we believe enhances our collection rates. We believe that our attorney-based Partners Network promotes the highest ethical standards in the industry as our franchises maintain both SquareTwo’s stringent compliance standards as well as the obligations imposed by membership in the bar associations of the states in which their attorneys are licensed to practice law. In addition to the compliance and collections benefits provided by our attorney-based franchise model, we believe that law firms generally provide a more professional environment than traditional call centers, helping our franchises to more effectively attract and retain quality collectors

In addition to our Partners Network, we also utilize, and our United Network includes, certain specialized collection agencies and an extensive network of local law firms that complement the focus and geographic coverage of our Partners Network.

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales and recourse, and royalty fees from collections on our purchased debt. We earn contingent debt revenue via the management of collection efforts through our Partners Network on behalf of other owners of charged-off receivables, for which we are paid a fee per dollar collected. We also earn royalties from our franchises ranging from 2% to 4% of each dollar collected for the use of our proprietary collection platform, eAGLE, for contingent debt collections.  In addition to purchased debt revenues and contingent debt revenues, we have small amounts of other revenue, which represents certain miscellaneous revenue items from our Canadian and commercial subsidiaries, as well as franchise license fee income.

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

Other Direct Operating Expenses

Other direct operating expenses represent other costs of collections primarily on purchased debt. Included in other direct operating expenses are legal compliance and certain other franchise operating costs.

Salaries and Payroll Taxes

Salaries and payroll taxes include all employment-related expenses, including salaries, wages, bonuses, insurance, payroll taxes and benefits.

General and Administrative

General and administrative expenses consist of rent, utilities, marketing, information technology, property and other miscellaneous taxes, office, travel and entertainment, accounting and payroll services, consulting fees, licenses, and general insurance.

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the intangible value of our internally developed proprietary collection platforms, STARS™ and eAGLE, which are used by our Partners.

Results of Operations

Due to the growth of our Canadian operations as a percentage of our consolidated results, we have identified two reportable operating segments in 2011, as defined by the Financial Accounting Standards Board's ("FASB") ASC Topic 280, Segment Reporting (“ASC 280”): Domestic and Canada. Included within the Domestic segment are several operating segments that meet the aggregation criteria of ASC 280 based on similarities among the operating units including homogeneity of operations, assets, and use of technology.

A reporting segment's operating results are regularly reviewed by the Company's Chief Operating Decision Maker ("CODM"), our Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance. Consistent with how our Board of Directors, the CODM, and the leadership team review the Company's results, the following discussion and analysis is primarily around consolidated results. Segment specific information reviewed by the CODM and Company directors is discussed later in this section under the heading "Segment Performance Summary".

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Purchasing Activity

The following table summarizes the purchasing activity for the year ended December 31, 2011 ("2011") compared to the year ended December 31, 2010 ("2010"):

	Year Ended
Purchasing Activity ($ in thousands)	December 31,
	2011	2010	$ Variance
Credit Card/Consumer Loan - Fresh
Face	$2,887,062	$3,099,725	(212,663)
Price	230,123	144,798	85,325
Price (%)	8.0%	4.7%
Credit Card/Consumer Loan - Non-Fresh
Face	560,347	563,976	(3,629)
Price	22,812	17,527	5,285
Price (%)	4.1%	3.1%
Other(1)
Face	448,466	648,906	(200,440)
Price	14,769	9,498	5,271
Price (%)	3.3%	1.5%
Purchased Debt - Total
Face	$3,895,875	$4,312,607	(416,732)
Price	267,704	171,823	95,881
Price (%)	6.9%	4.0%

(1)    Other includes commercial, medical, and student loan purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $2.9 billion in face at a price of $230.1 million during 2011, compared to $3.1 billion in face at a price of $144.8 million during 2010, a decrease of $212.7 million or 6.9% in face and an increase of $85.3 million or 58.9% in price. While market prices have risen when comparing the two periods, the increase in price paid has been consistent with the increase in purchased debt quality. In addition to the relationship between price and quality, our operational and technological advancements have allowed us to achieve strong performance on our fresh credit card and consumer loan purchased debt acquired, where we have met or exceeded our net return rates.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of any purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan—non-fresh purchases were $560.3 million in face at a price of $22.8 million during 2011, compared to $564.0 million in face at a price of $17.5 million during 2010. The decrease of $3.6 million or 0.6% in face and increase of $5.3 million or 30.2% in price is due to increases in market prices consistent with the increase in purchased debt quality. The increase in capital deployed to purchase credit card and consumer loan - non-fresh is due to better pricing relative to credit card and consumer loan - fresh and our continued effort to diversify into credit card/consumer loan - non fresh asset types.

Other
Other purchases consist of commercial, medical, and student loan purchases. Other purchases were $448.5 million in face at a price of $14.8 million during 2011, compared to $648.9 million in face at a price of $9.5 million during 2010, representing a decrease of $200.4 million or 30.9% in face and an increase of $5.3 million or 55.5% in price. The increase in capital deployed to purchase other assets is due to our continued diversification into new asset classes. The increase in price of other purchases resulted from a general increase in price of such debt and an increase in other purchased debt quality.

Cash Proceeds on Purchased Debt

The following table summarizes the cash proceeds activity for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended
	December 31,
Cash Proceeds ($ in thousands)	2011	2010	$ Variance
Voluntary, non-legal collections(1)(2)	$297,600	$154,179	$143,421
Legal collections(1)(2)	129,493	118,495	10,998
Other(3)	20,758	18,650	2,108
Sales & recourse	22,829	45,756	(22,927)
Total cash proceeds on purchased debt	$470,680	$337,080	$133,600

(1)    Canadian collections, previously reported as other collections, are reported as non-legal, legal collections or other, as previously defined. Amounts of $12.7 million and $0.9 million have been reclassified to non-legal and legal collections, respectively, for 2010 to conform to the current presentation.

(2)    Pre-legal collections, defined as collections on accounts placed in the legal channel for suit received prior to the initiation of legal action, previously reported as non-legal collections, are reported as legal collections. Pre-legal collections of $10.9 million have been reclassified for 2010 to conform to the current presentation.

(3)    Other includes commercial collections, medical collections, student loan collections, and court cost recoveries. Commercial and student loan collections were previously included in non-legal collections. Amounts of $0.5 million for commercial collections and $2.7 million for student loan collections have been reclassified for 2010 to conform to the current presentation.

Voluntary, Non-legal Collections

Voluntary, non-legal collections were $297.6 million for 2011, compared to $154.2 million for 2010, an increase of $143.4 million or 93.0%. This increase is a result of higher trailing purchasing volumes, as well as continued non-legal collections on our older assets. In any given period, assuming consistent purchasing volumes, approximately half of our non-legal collections come from purchases made in the previous twelve month period.

Legal Collections

Legal collections were $129.5 million for 2011, compared to $118.5 million for 2010, an increase of $11.0 million or 9.3%. The increase was due to higher trailing purchase volume in the legal channel, as well as operational legal channel initiatives.

Other Collections

Other collections were $20.8 million for 2011, compared to $18.7 million for 2010, an increase of $2.1 million or 11.3%. The increase in other collections was primarily a result of increase in commercial debt recoveries in 2011.

Sales and Recourse Proceeds

Sales and recourse proceeds were $22.8 million for 2011, compared to $45.8 million for 2010, a decrease of $22.9 million or 50.1%. Due to operational and technological advancements we have become more profitable on our owned assets, thus we have less economic incentive to sell. We sell in periods where we can sell at an economic advantage, and we cut sales when we cannot.

Consolidated Results

The following table summarizes the results of our operations for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended
	December 31,
Consolidated Results ($ in thousands)	2011	2010	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$227,068	$116,102	$110,966	95.6%
Contingent debt	3,461	14,130	(10,669)	(75.5)%
Other revenue	310	744	(434)	(58.3)%
Total revenues	230,839	130,976	99,863	76.2%
Expenses
Collection expenses on:
Purchased debt	170,536	110,627	59,909	54.2%
Contingent debt	2,624	9,697	(7,073)	(72.9)%
Other direct operating expenses	2,115	2,477	(362)	(14.6)%
Total direct operating expenses	175,275	122,801	52,474	42.7%
Salaries and payroll taxes	26,760	24,139	2,621	10.9%
General and administrative	13,801	13,376	425	3.2%
Depreciation and amortization	5,264	5,517	(253)	(4.6)%
Total indirect expenses	45,825	43,032	2,793	6.5%
Total expenses	221,100	165,833	55,267	33.3%
Operating income (loss)	9,739	(34,857)	44,596	(127.9)%
Other expense:
Interest expense	49,113	45,982	3,131	6.8%
Other expense (income)	(1,058)	3,697	(4,755)	(128.6)%
Total other expense	48,055	49,679	(1,624)	(3.3)%
Loss before income taxes	(38,316)	(84,536)	46,220	54.7%
Income tax benefit (expense)	(2,805)	11,012	(13,817)	125.5%
Net loss	$(41,121)	$(73,524)	$32,403	44.1%

Revenues on Purchased Debt, Net

Purchased debt, net revenues increased $111.0 million during 2011 compared to 2010. Exclusive of the impact of the non-cash valuation allowance charges, purchased debt revenues were $252.8 million during 2011, compared to $182.6 million during 2010, an increase of $70.3 million or 38.5%.  This increase was predominantly driven by a $74.4 million increase in revenues on level yield assets, which was partially offset by a $4.2 million decrease in revenues on cost recovery assets.

The increase in level yield revenues was attributable to the increases in average carrying value of level yield purchased debt assets from $233.8 million in 2010 compared to $238.9 million in 2011, and the increase in weighted average monthly IRR from 4.0% to 6.5% during the same periods. During 2011, as a result of over-performance relative to expectations, we increased our expectations of future cash proceeds on several level yield pools.  As a result, we increased the IRRs on seven of our 2009 and 2010 quarterly pools, which contributed to an overall weighted average IRR increase for our level yield portfolio base.

The purchased debt, net revenues on our cost recovery assets decreased $6.3 million despite total proceeds on those assets remaining virtually flat. The decrease resulted from a higher proportion of proceeds applied to cost recovery purchased debt principal as the composition of the cost recovery portfolio is more heavily weighted by newer purchases.

While the non-cash valuation allowance negatively impacted both periods, the impact on 2011 was $25.8 million compared to $66.5 million during 2010, The non-cash valuation allowance taken in 2011 was primarily a result of actual and forecasted performance of the 2007 and 2008 quarterly pools being less than previous expectations. The non-cash valuation allowance taken in 2010 was driven by 2007 and 2008 level yield pools that continued to be less than our forecast of estimated proceeds and certain issues regarding our ability to litigate certain accounts that were adversely impacted by the liquidation or discontinuance of business from some of our sellers. This negatively impacted our ability to obtain necessary account documentation for a discrete subset of our 2007 and 2008 level yield pools, and we believe it to be an isolated event for which we recognized a valuation allowance in 2010.

Revenues on Contingent Debt

Revenues on contingent debt decreased to $3.5 million during 2011 from $14.1 million during 2010, an aggregate decrease of $10.7 million or 75.5%, due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt was $170.5 million during 2011 compared to $110.6 million during 2010, an increase of $59.9 million or 54.2%, which was comparable with the increase in purchased debt collections. Purchased debt collections, excluding sales and recourse proceeds, increased to $447.9 million in 2011 from $291.3 million in 2010, an increase of 53.7%. Collection expenses on purchased debt as a percentage of purchased debt collections remained consistent at 38.1% in 2011 compared to 38.0% in 2010.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt was $2.6 million during 2011 compared to $9.7 million during 2010, a decrease of $7.1 million or 72.9%, which is comparable with the decrease in revenues on contingent debt.

Salaries and Payroll Taxes

Salaries and payroll taxes were $26.8 million during 2011, compared to $24.1 million during 2010, an increase of $2.6 million or 10.9%. This increase was primarily due to a $3.6 million increase in employee incentives for 2011 as a result of greater than targeted Company performance, offset by a $0.4 million increase in salary expense capitalized as part of the development of our proprietary collection system eAGLE.

Depreciation and Amortization

Depreciation and amortization were $5.3 million during 2011, compared to $5.5 million during 2010. The decrease relates primarily to a $0.8 million reduction in depreciation of the transportation equipment due to it being fully depreciated during 2010.

Interest Expense

Interest expense increased by $3.1 million during 2011 primarily due to higher outstanding balances on the new revolving credit facility and senior second lien notes (the "Senior Second Lien Notes"), entered into in April 2010, compared to the line of credit and notes payable in place from January through early April 2010. The average outstanding balance on the revolving line of credit increased to $139.6 million during 2011 from $106.0 million outstanding during 2010 and the average outstanding balance on notes payable increased to $290.1 million from $271.8 million. These increases are slightly offset by a 0.5% decrease in the weighted average interest rate as a result of the amendment to the revolving credit facility during 2011.

Other Expense (Income)

Other income recognized during 2011 was primarily due to $1.6 million of interest income on federal tax refunds discussed in Note 12 to the consolidated financial statements. Other expense recognized during 2010 was primarily related to a $2.8 million loss on debt extinguishment recorded as a result of the early repayment of the Company’s previously existing credit facility in April 2010.

Income Tax Benefit (Expense)

Income tax expense was $2.8 million for 2011, compared to an income tax benefit of $11.0 million for 2010. This change is primarily driven by the change in the amount of valuation allowances recorded against net deferred tax assets in the U.S., and the increase in income before taxes in Canada in 2011. In 2011, we had a loss before taxes of $47.1 million in the U.S., which was partially offset by income of $8.8 million in Canada, compared to a loss of $87.0 million in the U.S. in 2010, which was partially offset by income of $2.5 million in Canada. Income tax expense or benefit is presented net of any tax valuation allowance recorded. The deferred tax asset associated with the U.S. loss was fully offset by a valuation allowance in 2011 whereas the benefit associated with the 2010 loss was only partially offset by a valuation allowance. Before any tax valuation allowance was taken, our income tax benefit was $14.6 million in 2011 compared to a benefit of $32.3 million in 2010.  However, we recorded an additional valuation allowance of $17.4 million against certain deferred tax assets in 2011 as a result of continued GAAP losses, compared to a valuation allowance of $21.3 million in 2010. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax asset to the extent the deferred tax asset does not meet the GAAP criteria for future realization. Before the impact of the tax valuation allowance recorded, the effective tax rate of 38.2% in 2011 did not change significantly from 2010.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended
	December 31,
Adjusted EBITDA ($ in thousands)	2011	2010	$ Variance	% Variance
Voluntary, non-legal collections	$297,600	$154,179	$143,421	93.0%
Legal collections	129,493	118,495	10,998	9.3%
Other collections(1)	20,758	18,650	2,108	11.3%
Sales & recourse	22,829	45,756	(22,927)	(50.1)%
Contribution of other business activities(2)	13,011	20,070	(7,059)	(35.2)%
Total inflows	483,691	357,150	126,541	35.4%

Purchased debt expense	170,536	110,627	59,909	54.2%
Contingent debt expense	2,624	9,697	(7,073)	(72.9)%
Other direct operating expense	2,115	2,477	(362)	(14.6)%
Salaries, general and administrative expense	40,561	37,515	3,046	8.1%
Other(3)	3,812	6,722	(2,910)	(43.3)%
Total outflows	219,648	167,038	52,610	31.5%
Adjustments(4)	1,637	3,257	(1,620)	(49.7)%
Adjusted EBITDA	$265,680	$193,369	$72,311	37.4%

(1)    Other collections includes commercial collections, medical collections, student loan collections, and court cost recoveries.

(2)    Includes royalties on purchased debt, revenues on contingent debt, and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include the non-cash expense related to option grants of Parent’s equity granted to our employees and franchisees, franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Year Ended
Reconciliation of Net Loss to	December 31,
Adjusted EBITDA ($ in thousands)	2011	2010	$ Variance	% Variance
Net loss	$(41,121)	$(73,524)	$32,403	(44.1)%
Interest expense	49,113	45,982	3,131	6.8%
Interest income	(1,675)	(234)	(1,441)	(6)
Income tax expense (benefit)	2,805	(11,012)	13,817	(125.5)%
Depreciation and amortization	5,264	5,517	(253)	(4.6)%
EBITDA	14,386	(33,271)	47,657	(143.2)%
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	223,619	153,611	70,008	45.6%
Amortization of step-up of carrying value(2)	274	534	(260)	(48.7)%
Change in valuation allowance(3)	25,764	66,477	(40,713)	(61.2)%
Certain other or non-cash expenses
Stock option expense(4)	301	903	(602)	(66.7)%
Loss on debt extinguishment	—	2,761	(2,761)	(100.0)%
Other(5)	1,336	2,354	(1,018)	(43.2)%
Adjusted EBITDA	$265,680	$193,369	$72,311	37.4%

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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

(6)     Not meaningful.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Purchasing Activity

The following table summarizes the purchasing activity for the year ended December 31, 2010 compared to the year ended December 31, 2009 ("2009"):

	Year Ended
Purchasing Activity ($ in thousands)	December 31,
	2010	2009	$ Variance
Credit Card/Consumer Loan - Fresh
Face	$3,099,725	$1,360,316	1,739,409
Price	144,798	78,419	66,379
Price (%)	4.7%	5.8%
Credit Card/Consumer Loan - Non-Fresh
Face	563,976	790,343	(226,367)
Price	17,527	28,110	(10,583)
Price (%)	3.1%	3.6%
Other(1)
Face	648,906	1,127,663	(478,757)
Price	9,498	1,978	7,520
Price (%)	1.5%	0.2%
Purchased Debt - Total
Face	$4,312,607	$3,278,322	1,034,285
Price	171,823	108,507	63,316
Price (%)	4.0%	3.3%

(1)    Other includes commercial, medical, and student loan purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $3.1 billion in face at a price of $144.8 million during 2010, compared to $1.4 billion in face at a price of $78.4 million for 2009, an increase of $1.7 billion or 127.9% in face and $66.4 million or 84.6% in price. With the change in the economic environment in late 2008, we began to withdraw from the purchasing market and largely ceased making new commitments through the first half of 2009. During the period of our purchase withdrawal, while market prices were falling, prices for available charged-off receivables had generally not reached levels that supported our targeted investment returns. At the beginning of the third quarter of 2009, we believe the market began appropriately reflecting the reductions in recoverability and economic risks in portfolio pricing and we reinitiated our purchasing efforts. The increase in 2010 was a due in large part to more favorable pricing reaching levels that support our targeted investment returns in the fresh credit card and consumer loan market. The increase was also attributable to expanded diversification into the purchase of fresh consumer loans during 2010, accounting for approximately $24.9 million of the total increase.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of any purchases of charged-off receivables that have been worked by an external agency or other external party of the originating financial institution. Credit card and consumer loan - non-fresh purchases were $564.0 million in face for a price of $17.5 million during 2010, compared to $790.3 million in face for a price of $28.1 million during 2009, a decrease of $226.4 million or 28.6% in face and $10.6 million or 37.6% in price. The decrease in 2010 was predominantly due to better relative pricing obtained in the credit card and consumer loan - fresh space during 2010. We generally first deploy our capital to purchase credit card and consumer loan - fresh when pricing is appropriate to meet our required returns.

Other

Other purchases consist of commercial, medical, and student loan purchases. Other purchases were $648.9 million in face for a price of $9.5 million during 2010, compared to $1.1 billion in face for a price of $2.0 million during 2009, representing a decrease of $478.8 million or 42.5% in face and an increase of $7.5 million or 380.2% in price. The increase in price of other purchases resulted from a general increase in price of such debt and an increase in other purchased debt quality. The increase in capital deployed to purchase other classes of debt during 2010 was due to continued diversification into new asset classes.

Cash Proceeds on Purchased Debt

The following table summarizes the cash proceeds activity for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Year Ended
	December 31,
Cash Proceeds ($ in thousands)	2010	2009	$ Variance
Voluntary, non-legal collections(1)(2)	$154,179	$148,738	$5,441
Legal collections(1)(2)	118,495	109,141	9,354
Other(3)	18,650	11,363	7,287
Sales & recourse	45,756	26,313	19,443
Total cash proceeds on purchased debt	$337,080	$295,555	$41,525

(1)    Canadian collections, previously reported as other collections, are reported as non-legal, legal collections or other, as previously defined. Amounts of $12.7 million and $6.3 million have been reclassified to non-legal for 2010 and 2009, respectively, to conform to the current presentation. Amounts of $0.9 million and $0.6 million have been reclassified to legal collections for 2010 and 2009, respectively, to conform to the current presentation.

(2)    Pre-legal collections, defined as collections on accounts placed in the legal channel for suit received prior to the initiation of legal action, previously reported as non-legal collections, are reported as legal collections. Pre-legal collections of $10.9 million and $10.8 million have been reclassified for 2010 and 2009, respectively, to conform to the current presentation.

(3)    Other includes commercial collections, medical collections, student loan collections, and court cost recoveries. Commercial and student loan collections were previously included in non-legal collections. Amounts of $0.5 million for commercial collections and $2.7 million for student loan collections have been reclassified for 2010 to conform to the current presentation.

Voluntary, Non-legal Collections

Voluntary, non-legal collections were $154.2 million for 2010, compared to $148.7 million for 2009, an increase of $5.4 million or 3.7%. The increase in 2010 was a result of higher trailing purchasing volumes, as well as continued non-legal collections on our older assets. In any given period, assuming consistent purchasing volumes, approximately half of our non-legal collections come from purchases made in the previous twelve month period.

Legal Collections

Legal collections were $118.5 million in 2010, compared to $109.1 million in 2009, an increase of $9.4 million or 8.6%. The increase in legal collections in 2010 was primarily driven by the more consistent levels of lawsuit volumes throughout 2010. Upon filing a lawsuit, there generally is a delay in the receipt of legal collections, resulting in a lag between filing activity and the impact on legal collections.

Other Collections

Other collections were $18.7 million for 2010, compared to $11.4 million for 2009, an increase of $7.3 million or 64.1%. The increase in other collections in 2010 was a result of an increase in court cost recoveries of $3.3 million from 2009 to 2010, as well as a year over year increase in medical collections of $0.8 million. Also contributing to the increase was an expansion into commercial and student loan debt in 2010. Collections on student loan debt were $2.7 million, and commercial collections were $0.5 million in 2010.

Sales and Recourse Proceeds

Sales and recourse proceeds were $45.8 million for 2010, compared to $26.3 million for 2009, an increase of $19.4 million or 73.9%. The increase in sales and recourse proceeds for 2010 was driven by increased sales volumes, as we were able to sell accounts at a price which we believed exceeded the net economic benefits we would derive from our collection efforts, and by the reduction in purchasing volumes during 2009, which resulted in reduced sales volumes compared to our normal volumes in order to maintain balanced account levels within our United Network.

Consolidated Results

The following table summarizes the results of our operations for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Year Ended
	December 31,
Consolidated Results ($ in thousands)	2010	2009	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$116,102	$154,561	$(38,459)	(24.9)%
Contingent debt	14,130	20,855	(6,725)	(32.2)%
Other revenue	744	692	52	7.5%
Total revenues	130,976	176,108	(45,132)	(25.6)%
Expenses
Collection expenses on:
Purchased debt	110,627	101,889	8,738	8.6%
Contingent debt	9,697	14,479	(4,782)	(33.0)%
Other direct operating expenses	2,477	2,951	(474)	(16.1)%
Total direct operating expenses	122,801	119,319	3,482	2.9%
Salaries and payroll taxes	24,139	18,845	5,294	28.1%
General and administrative	13,376	11,644	1,732	14.9%
Depreciation and amortization	5,517	5,190	327	6.3%
Total indirect expenses	43,032	35,679	7,353	20.6%
Total expenses	165,833	154,998	10,835	7.0%
Operating income (loss)	(34,857)	21,110	(55,967)	265.1%
Other expense:
Interest expense	45,982	45,481	501	1.1%
Other expense	3,697	334	3,363	(1)
Total other expense	49,679	45,815	3,864	8.4%
Loss before income taxes	(84,536)	(24,705)	(59,831)	(242.2)%
Income tax benefit (expense)	11,012	9,300	1,712	18.4%
Net loss	$(73,524)	$(15,405)	$(58,119)	(1)

(1) Not meaningful.

Revenues on Purchased Debt, net

Revenues recognized on purchased debt, net were $116.1 million for 2010, compared to $154.6 million for 2009, a decrease of $38.5 million or 24.9%. Excluding the impact of the non-cash valuation allowance discussed below, purchased debt revenues were $182.6 million in 2010, compared to $200.3 million in 2009, a decrease of $17.7 million or 8.8%. This decrease was predominantly driven by gross purchased debt revenues on our cost recovery assets of $62.5 million during 2010, compared to $87.7 million during 2009, a decrease of $25.2 million or 28.7%.

Gross purchased debt revenues, excluding allowance charges, on purchased debt accounted for under the level yield method, were $116.2 million in 2010, compared to $109.1 million in 2009, an increase of $7.1 million or 6.5%. This increase was primarily due to the combination of a decrease in average balances outstanding during the periods from $254.6 million in 2009 to $233.8 million in 2010, and the increase in the weighted average monthly IRR during the periods from 3.6% in 2009 to 4.0% in 2010. During 2010, due to our performance on our newer purchased debt assets, we wrote up seven different level yield pools that contributed to the IRR increase from 2009.

We recorded net non-cash allowance charges of $66.5 million and $45.7 million during 2010 and 2009, respectively. The allowance charges recorded in each year were driven by our 2007 and 2008 level yield pools that fell short of our previous best estimates of future proceeds. In addition, our allowance charges recorded during 2010 were impacted by certain issues regarding our ability to litigate certain accounts in 2010 that were adversely impacted by the liquidation or discontinuance of business from some of our sellers. This negatively impacted our ability to obtain necessary account documentation during part of 2010. This limitation affected a discrete subset of our 2007 and 2008 level yield pools. We believe it to be an isolated event for which we recognized a valuation allowance in 2010.

Under ASC 310-30, an allowance charge must be taken when we have a reduction or delay in timing of our expectation of future proceeds for a specific pool of assets. The allowance charges recorded during 2010 and 2009 were predominantly the result of then-current cash proceeds that fell short of our then best estimated future proceeds for each applicable period, and reductions in those proceeds at the point in time of each allowance charge. The factors described above in this section resulted in the depression of our expectations of future proceeds at each point that an allowance charge was recorded. We believe the largest macro-economic drivers to our estimated remaining proceeds are consumer confidence, unemployment, and home equity values. Our allowance charges may also be impacted by internal factors as a result of inefficient movements of our accounts through our United Network, or turnover within our United Network which may decrease their productivity. For the allowance charges recorded during 2010 and 2009, internal factors had a nominal effect.

Revenues on Contingent Debt

Revenue recognized on contingent debt was $14.1 million for 2010, compared to $20.9 million for 2009, a decrease of $6.7 million or 32.2%. This decrease occurred in connection with increased purchasing volumes and intentional reduction in our contingent business as we shifted capacity allocation to purchased debt assets, which resulted in contingent collections of $42.2 million during 2010, compared to $61.8 million during 2009, a decrease of $19.6 million or 31.7%.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $110.6 million for 2010, compared to $101.9 million for 2009, an increase of $8.7 million or 8.6%. This increase was primarily due to an increase in purchased debt collections excluding sales and recourse proceeds to $291.3 million in 2010, from $269.2 million in 2009, an increase of $22.1 million or 8.2%.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt were $9.7 million for 2010, compared to $14.5 million for 2009, a decrease of $4.8 million or 33.0%. This decrease was driven by the continued reduction in contingent placements during 2010 as a result of increased purchasing volumes.

Salaries and Payroll Taxes

Salaries and payroll taxes were $24.1 million for 2010, compared to $18.8 million for 2009, an increase of $5.3 million or 28.1%. This increase was partially due to a $1.9 million reduction in year-end employee incentives during 2009 as a result of lower than targeted Company performance. Also contributing to the increase in salaries and payroll costs was a 6.1% increase in average headcount which includes the addition of several executive officers that joined the Company in late 2009.

In addition, there was a reduction due to $0.4 million of salaries capitalized as part of the development of our proprietary collection system eAGLE.

General and Administrative Expenses

General and administrative expenses were $13.4 million for 2010, compared to $11.6 million for 2009, an increase of $1.7 million or 14.9%. This increase was primarily due to increases in software license, equipment leases, and telecommunication expense of $1.1 million resulting from ongoing investments in our technology platform. In addition there was an increase in professional and marketing fees of $0.6 million.

Interest Expense

Interest expense was $46.0 million for 2010, compared to $45.5 million for 2009, an increase of $0.5 million or 1.1%. This increase was due primarily to the new credit facility, our Senior Second Lien Notes, entered into in April 2010, resulting in a 0.8% higher weighted average interest rate and $2.9 million in additional interest expense. Another contributor was an increase in average borrowings of $16.9 million due to growth in purchasing volumes, which resulted in a $1.8 million increase in interest expense. Partially offsetting the increase was a reduction of $2.2 million in residual interest payments to a previous lender related to purchased debt acquired prior to 2006 and a net decrease in amortization of loan origination fees of $1.9 million.

Other Expense

Other expense was $3.7 million in 2010, compared to $0.3 million in 2009, an increase of $3.4 million. This increase was primarily a result of a $2.8 million loss on debt extinguishment as a result of the early repayment of the Company's previously existing credit facility in April 2010. In addition, the Company entered into a settlement with the ownership group of two franchises in October 2010 resulting in a $0.7 million loss.

Income Tax Benefit

Income tax benefit was $11.0 million for 2010, compared to $9.3 million for 2009, an increase of $1.7 million or 18.4%. This increase was primarily driven by the loss before taxes of $84.5 million for 2010 compared to $24.7 million for 2009 resulting in an increase of $59.8 million or 242.2%. Before any tax valuation allowance taken, our income tax benefit was $32.3 million in 2010 compared to $9.3 million in 2009, an increase of $23.0 million or 247.3%.

We recorded a valuation allowance of $21.3 million against our deferred tax assets during 2010 as a result of continued GAAP losses. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax asset to the extent the deferred tax asset does not meet the GAAP criteria for future realization. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made. When excluding the impact of the tax valuation allowance recorded, the effective tax rate for 2010 was 38.2% compared to 37.7% in 2009.

Adjusted EBITDA

The following table summarizes our Adjusted EBITDA for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Year Ended
	December 31,
Adjusted EBITDA ($ in thousands)	2010	2009	$ Variance	% Variance
Voluntary, non-legal collections	$154,179	$148,738	$5,441	3.7%
Legal collections	118,495	109,141	9,354	8.6%
Other collections(1)	18,650	11,363	7,287	64.1%
Sales & recourse	45,756	26,313	19,443	73.9%
Contribution of other business activities(2)	20,070	27,478	(7,408)	(27.0)%
Total inflows	357,150	323,033	34,117	10.6%

Purchased debt expense	110,627	101,889	8,738	8.6%
Contingent debt expense	9,697	14,479	(4,782)	(33.0)%
Other direct operating expense	2,477	2,951	(474)	(16.1)%
Salaries, general and administrative expense	37,515	30,489	7,026	23.0%
Other(3)	6,722	6,545	177	2.7%
Total outflows	167,038	156,353	10,685	6.8%
Adjustments(4)	3,257	3,095	162	5.2%
Adjusted EBITDA	$193,369	$169,775	$23,594	13.9%

(1)    Other collections includes commercial collections, medical collections, student loan collections, and court cost recoveries.

(2)    Includes royalties on purchased debt, revenues on contingent debt, and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include the non-cash expense related to option grants of Parent’s equity granted to our employees and franchisees, franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Year Ended
Reconciliation of Net Loss to	December 31,
Adjusted EBITDA ($ in thousands)	2010	2009	$ Variance	% Variance
Net loss	$(73,524)	$(15,405)	$(58,119)	(6)
Interest expense	45,982	45,481	501	1.1%
Interest income	(234)	(165)	(69)	41.8%
Income tax expense (benefit)	(11,012)	(9,300)	(1,712)	18.4%
Depreciation and amortization	5,517	5,190	327	6.3%
EBITDA	(33,271)	25,801	(59,072)	(229.0)%
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	153,611	94,081	59,530	63.3%
Amortization of step-up of carrying value(2)	534	1,089	(555)	(51.0)%
Change in valuation allowance(3)	66,477	45,709	20,768	45.4%
Certain other or non-cash expenses
Stock option expense(4)	903	1,778	(875)	(49.2)%
Loss on debt extinguishment	2,761	—	2,761	(6)
Other(5)	2,354	1,317	1,037	78.7%
Adjusted EBITDA	$193,369	$169,775	$23,594	13.9%
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

(6)    Not meaningful

Segment Performance Summary

Due to the growth of our Canadian operations as a percentage of our consolidated results, we have identified two reportable segments in 2011 in accordance with the GAAP criteria for segment reporting: Domestic and Canada. A reporting segment's operating results are regularly reviewed by the Company's CODM to make decisions about resources to be allocated to the segment and assess its performance. The segment operating results discussed in this section are presented on a basis consistent with our current management reporting being reviewed by our Board of Directors and the CODM.

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for each of the past three fiscal years:

	Year Ended
Domestic Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Purchases - face	$3,399,003	$4,120,243	$3,226,511	(17.5)%	27.7%
Purchases - price	244,959	164,117	105,157	49.3%	56.1%
Purchases - price (%)	7.2%	4.0%	3.3%
Cash proceeds on purchased debt	434,740	323,263	288,232	34.5%	12.2%
Total revenue	215,030	124,494	173,231	72.7%	(28.1)%
Adjusted EBITDA(1)	236,130	182,668	165,160	29.3%	10.6%

(1)     Segment Adjusted EBITDA is calculated consistently with the methodology used to report the Company's consolidated Adjusted EBITDA, except with regard to the costs of certain overhead items that may benefit both operating segments. The costs of these overhead items are included in the calculation of Domestic Adjusted EBITDA, but have not been allocated to Canada. This treatment of certain overhead costs is consistent with chief operating decision maker review.

Purchases

Fiscal year 2011 compared with fiscal year 2010

Total purchases of debt in 2011 decreased $721.2 million or 17.5% in face from 2010, and increased $80.8 million or 49.3% in price paid. Market prices increased on purchased debt in the U.S. in 2011, which was largely driven by increases in quality and matched by operational performance of debt acquired.

Fiscal year 2010 compared with fiscal year 2009

The increase in purchased face of $893.7 million or 27.7% in face, and $59.0 million or 56.1% in price from 2009 to 2010 is largely attributable to prices on fresh consumer debt that better met our targeted investment returns in 2010 than in 2009. Our total U.S. purchases of credit card and consumer loan - fresh debt in 2010 were greater than those in 2009 by $1.7 billion in face and $63.9 million in price paid. We also expanded our student loan and commercial purchases in 2010 by a total of $157.9 million in face or $5.3 million in price. These increases were partially offset by reductions in our purchases of credit card and consumer loan - non-fresh due to more favorable pricing in fresh consumer debt.

Cash Proceeds

Fiscal year 2011 compared with fiscal year 2010

The increase in cash proceeds in 2011 was due predominantly to an increase in voluntary, non-legal collections of $122.6 million from 2010. The increase was the result of increases in operational efficiency and higher trailing consistent purchases, which resulted in better returns on our voluntary, non-legal collections. In addition, we continued to receive more legal collections on older assets.

Fiscal year 2010 compared with fiscal year 2009

Total domestic cash proceeds were greater in 2010 than in 2009 by $35.0 million, largely as a result of an increase of $19.5 million in sales & recourse. We were able to sell accounts in 2010 at prices which we believed exceeded the net economic benefits we would derive from our collection efforts. Additionally, reduced purchasing volumes in 2009 resulted in lower sales volumes during 2009. The increase was also driven by a $9.1 million increase in legal collections in 2010, which was the result of more consistent levels of lawsuit volumes throughout 2010.

Total Revenue

Fiscal year 2011 compared with fiscal year 2010

Total revenue is primarily driven by revenue on purchased debt, net. Revenue on purchased debt, net in 2011 was greater than in 2010 by $101.6 million. Exclusive of the impact of non-cash valuation allowance charges, purchased debt revenues were $237.5 million during 2011, compared to $176.6 million during 2010, an increase of $60.9 million or 34.5%. This increase was predominantly driven by an increase in revenues on level yield assets, excluding the impact of non-cash valuation allowance charges, of $74.4 million, which was partially offset by a $15.6 million decrease in revenues, net on cost recovery assets.

The increase in level yield revenue in 2011 was primarily due to increases in average carrying value of level yield purchased debt assets from $233.8 million in 2010 to $238.9 million in 2011, as well as an increase in weighted average monthly IRR from 4.0% in 2010 to 6.5% in 2011.

The increases in purchased debt revenue were partially offset by a decrease of $10.6 million in contingent debt revenue in 2011, due to a continued de-emphasis on our contingent business, as we have shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Fiscal year 2010 compared with fiscal year 2009

Revenue on purchased debt, net decreased in 2010 from 2009 by $42.0 million, primarily as a result of allowance charges taken in 2010. Excluding the impact of non-cash allowance charges, purchased debt revenues were $176.6 million during 2010, compared to $197.8 million in 2009. This decrease was predominantly driven by purchased debt revenues on domestic cost recovery assets, excluding the impact of valuation allowances, of $57.0 million during 2010, compared to $84.9 million during 2009, a decrease of $27.9 million or 32.8%.

Gross purchased debt revenue, excluding allowance charges, on purchased debt accounted for under the level yield method was $119.7 million in 2010, compared to $112.8 million in 2009, an increase of $6.9 million or 6.1%. This increase was primarily driven by an increase in weighted average monthly IRR during 2010 from 3.6% in 2009 to 4.0% in 2010. The impact of this on revenue on level yield assets was partially offset by a decrease of 8.2% in average balances on purchased debt assets accounted for under the level yield method in 2010 from 2009.

Adjusted EBITDA

Fiscal year 2011 compared with fiscal year 2010

Domestic Adjusted EBITDA increased by $53.5 million from 2011 to 2010. The largest driver of the increase in 2011 was an increase of $111.5 million or 34.5% in cash proceeds on purchased debt in 2011. Voluntary, non-legal collections were the largest driver of the increase in cash proceeds, as they increased $122.6 million from 2010. Total collections on purchased debt increased $134.9 million or 48.6% in 2011.

Purchased debt expense and other direct operating expenses (together, "purchased debt operating expense") increased in total by $55.6 million or 49.8%. The increase in costs was largely driven by increases in the amount of fees that we paid to the United Network due to the increase in liquidations. This increase in costs on purchased debt was partially offset by a reduction of $7.1 million or 72.9% in contingent debt expense in 2011.

Fiscal year 2010 compared with fiscal year 2009

Adjusted EBITDA contributed by our Domestic segment increased by $17.5 million from 2009 to 2010. This was due in part to an increase of $19.5 million in proceeds from sales and recourse on purchased debt during 2010. Stronger legal collections during 2010 and increases in medical collections and level yield court cost recoveries amounted to an increase of $13.0 million in cash inflows during 2010 compared to 2009.

Salaries, payroll taxes, and general and administrative expenses, in total increased $6.4 million or 22.1% as a result of increased average headcount in 2010, and increases in software licenses, equipment leases, and telecommunication expenses resulting from investments in our technology platforms.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for each of the past three fiscal years:

	Year Ended
Canada Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Purchases - face	$496,872	$192,364	$51,811	158.3%	271.3%
Purchases - price	22,745	7,706	3,350	195.2%	130.0%
Purchases - price (%)	4.6%	4.0%	6.5%
Cash proceeds on purchased debt	35,940	13,817	7,323	160.1%	88.7%
Total revenue	15,809	6,482	2,877	143.9%	125.3%
Adjusted EBITDA(1)	29,550	10,701	4,615	176.1%	131.9%

(1)     Segment Adjusted EBITDA is calculated consistently with the methodology used to report the Company's consolidated Adjusted EBITDA, except with regard to the costs of certain overhead items that may benefit both operating segments. The costs of these overhead items are included in the calculation of Domestic Adjusted EBITDA, but have not been allocated to Canada. This treatment of certain overhead costs is consistent with chief operating decision maker review.

Purchases

Fiscal year 2011 compared with fiscal year 2010

Purchases by our Canada segment increased by $304.5 million or 158.3% in face, and $15.0 million or 195.2% in price in 2011 as a result of continued operational growth and expansion. Canada's largest source of purchasing growth in 2011 was through expansion of purchasing volume at existing debt suppliers. Canada's purchasing activity was more heavily focused in 2011 than in 2010 on credit card and consumer loan - fresh purchases. Fresh consumer debt purchases accounted for approximately 47% of total face purchased, and 63% of total purchase price.

Fiscal year 2010 compared with fiscal year 2009

Canada purchases grew $140.6 million or 271.3% in face, and $4.4 million or 130.0% in price from 2009 to 2010. Canada operations significantly expanded in 2010, as SquareTwo's purchasing at all segments was reinitiated due in large part to more favorable pricing levels, especially on fresh consumer debt, that support our hurdle returns. In 2010, Canada's purchases expanded into credit card and consumer loan - fresh, which accounted for approximately 35% of total face purchased, and 32% of total purchase price.

Cash Proceeds

Fiscal year 2011 compared with fiscal year 2010

Cash proceeds on purchased debt increased by $22.1 million or 160.1% from 2011 to 2010. This increase was largely due to higher purchasing volumes in both 2011 and 2010. Voluntary, non-legal collections comprised the majority of the change, increasing $20.8 million or 163.9% from 2010 to 2011. The increase in non-legal collections was driven in part by expansion of Canada's credit card and consumer loan - fresh purchases in 2010 and 2011.

Fiscal year 2010 compared with fiscal year 2009

Cash proceeds on purchased debt in 2010 exceeded those in 2009 by $6.5 million or 88.7%. This increase was primarily due to an increase in voluntary, non-legal collections of $6.4 million or 100.7%. This increase in voluntary, non-legal collections was driven by 130.0% higher overall purchases of debt in 2010 as well as expansion into fresh consumer debt in 2010.

Total Revenue

Fiscal year 2011 compared with fiscal year 2010

Total revenue increased $9.3 million or 143.9% from 2010 to 2011. This increase was principally driven by an increase in purchased debt revenue, net of $9.4 million or 155.9% in 2011. This was due in large part to purchasing increases of 195.2% and 130.0% in 2011 and 2010, respectively, and higher collections on 2011 and 2010 purchases. Canada's purchased debt assets for 2011 and 2010 were accounted for using the cost recovery method described in Note 2 to the consolidated financial statements.

Fiscal year 2010 compared with fiscal year 2009

Canada's total revenue increased $3.6 million or 125.3% from 2009 to 2010. This increase was predominantly driven by an increase of $3.5 million or 143.6% in purchased debt revenue, net, which resulted from purchasing and collection growth in 2010. Canada's purchased debt assets for 2010 and 2009 were accounted for using the cost recovery method described in Note 2 to the consolidated financial statements.

Adjusted EBITDA

Fiscal year 2011 compared with fiscal year 2010

Adjusted EBITDA grew $18.8 million or 176.1% from 2010 to 2011. Our Canada segment greatly increased its purchasing of debt in 2011 and 2010 in response to more favorable pricing. Voluntary, non-legal collections, which increased as a result of greater purchases of fresh consumer debt, were the largest driver of the increase in Adjusted EBITDA. Purchased debt operating expenses and total salaries, general, and administrative expenses grew in total by $3.0 million or 86.9% from 2010 to 2011, partially offsetting the increase in collections.

Fiscal year 2010 compared with fiscal year 2009

Canada's Adjusted EBITDA increased $6.1 million or 131.9% from 2009 to 2010. This change was in-line with the increase in the subsidiary's increase in cash proceeds, with voluntary, non-legal collections comprising 97.7% of the increase in total cash proceeds on purchased debt. Canada's Adjusted EBITDA in 2010 was also impacted by an increase of $1.0 million or 40.0% in the total of purchased debt operating expenses and total salaries, general, and administrative expenses as a result of operational growth.

Supplemental Performance Data

Owned Portfolio Performance

The following tables show certain data related to our purchased debt portfolios. These tables describe purchase price, cash proceeds, and related gross return on investment.

The gross returns on investment, or ROIs, for 2006 through 2008 described below are lower than most of our historical multiples in the years prior and the periods from 2009 to December 31, 2011. These ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment that was predominantly related to purchase years 2007 through 2008. As a result, on a relative basis, our ROIs for these years are lower than other years. However, since 2009, our ROIs have returned to multiples that are more consistent with our historical performance.

U.S. Purchased Debt Portfolio as of December 31, 2011 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
1998	$2,226	$—	$—	—%	$4,284	$—	$4,284	1.92x
1999	13,966	—	—	—%	24,489	—	24,489	1.75x
2000	51,832	—	—	—%	111,531	—	111,531	2.15x
2001	63,031	—	—	—%	152,707	—	152,707	2.42x
2002	88,756	—	—	—%	217,574	—	217,574	2.45x
2003	131,790	—	—	—%	374,907	—	374,907	2.84x
2004	105,228	(415)	45	—%	326,999	3,345	330,344	3.14x
2005	191,176	(1,340)	364	—%	412,060	7,182	419,242	2.19x
2006	248,335	(2,480)	2,579	1%	423,188	11,805	434,993	1.75x
2007	236,005	(68,484)	13,411	6%	320,019	20,496	340,515	1.44x
2008	226,030	(82,532)	22,476	10%	289,929	39,844	329,773	1.46x
2009	105,157	(786)	18,733	18%	162,072	87,097	249,169	2.37x
2010	164,117	(1,485)	41,450	25%	220,561	179,957	400,518	2.44x
2011	244,959	(512)	139,739	57%	163,304	409,109	572,413	2.34x

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

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our US owned charged-off receivables as of December 31, 2011, will generate a total of approximately $758.8 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2005 and prior(1)	$7,244	$2,710	$573	$—	$—	$—	$—	$—	$10,527
2006	6,926	3,047	1,438	394	—	—	—	—	11,805
2007	11,045	5,452	2,668	1,108	223	—	—	—	20,496
2008	18,977	10,783	6,024	2,722	1,109	229	—	—	39,844
2009	29,386	21,704	13,649	9,755	6,494	4,342	1,767	—	87,097
2010	72,077	49,628	28,667	14,003	8,478	4,120	2,201	783	179,957
2011	142,649	100,352	71,764	42,527	22,713	14,751	8,229	6,124	409,109
Total	$288,304	$193,676	$124,783	$70,509	$39,017	$23,442	$12,197	$6,907	$758,835
Cumulative Percent	38.0%	63.5%	80.0%	89.3%	94.4%	97.5%	99.1%	100.0%

(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2005.

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

	U.S. Period of Proceeds ($ in thousands)
Purchase Year	2005 and Prior	2006	2007	2008	2009	2010	2011	Total
2005 and Prior	962,420	254,524	183,027	100,785	58,499	39,099	26,197	1,624,551
2006	—	112,804	155,781	80,045	38,279	22,066	14,213	423,188
2007	—	—	98,929	111,049	54,363	34,500	21,178	320,019
2008	—	—	—	98,025	88,017	65,471	38,416	289,929
2009	—	—	—	—	49,074	71,698	41,300	162,072
2010	—	—	—	—	—	90,429	130,132	220,561
2011	—	—	—	—	—	—	163,304	163,304
Total	$962,420	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$3,203,624

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
$80
$60
$40
$20
$0
Q4 1999
Q2 2000
Q4 2000
Q2 2001
Q4 2001
Q2 2002
Q4 2002
Q2 2003
Q4 2003
Q2 2004
Q4 2004
Q2 2005
Q4 2005
Q2 2006
Q4 2006
Q2 2007
Q4 2007
Q2 2008
Q4 2008
Q2 2009
Q4 2009
Q2 2010
Q4 2010
Q2 2011
Q4 2011

Liquidity and Capital Resources

Working Capital

Our primary sources of working capital are cash flows from operations and bank borrowings. We use our working capital to purchase charged-off receivables, service our indebtedness, and fund our operations to generate long-term growth.

Under our current borrowing structure, we sweep all excess cash proceeds obtained from operations against our line of credit daily. As a result, we maintain minimal cash balances on hand, excluding our restricted cash.  We borrow from our line of credit only as needed to reduce overall interest costs on our outstanding borrowings. Therefore, we view our liquidity as our availability to borrow on our line of credit, which is subject to a borrowing base and described further in our consolidated financial statements.

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At December 31, 2011, the Company had obligations outstanding to purchase $401.8 million in face value of debt at an aggregate price of $35.1 million during the next year under forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. As of December 31, 2011, our total availability under our line of credit was $64.3 million based on our borrowing base calculation.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at December 31, 2011 and December 31, 2010 was $437.6 million and $402.7 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the year ended December 31, 2011, 2010, and 2009:

	Year Ended
	December 31,
$ in thousands	2011	2010	2009
Net cash provided by operating activities	$18,688	$6,911	$35,961
Net cash used in investing activities	(48,340)	(22,302)	(22,003)
Net cash provided by (used in) financing activities	30,514	16,613	(23,021)
Increase (decrease) in cash and cash equivalents	$862	$1,222	$(9,063)

(1)    Before the impact of foreign currency translation on cash of $(69), $216, and $(815) for 2011, 2010, and 2009, respectively.

Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our United Network’s ability to maintain low collector turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

Our operating activities provided net cash of $18.7 million and $6.9 million during 2011 and 2010, respectively. The increase in cash provided by operating activities of $11.8 million or 170.4% was primarily due to $17.2 million received on an outstanding taxes receivable balance during 2011. Refer to Note 12 to the consolidated financial statements for further detail regarding the nature of the taxes receivable.

Operating activities provided cash of $6.9 million and $36.0 million during 2010 and 2009, respectively. The decrease in cash provided by operating activities of $29.1 million or 80.8% was primarily due to a greater portion of the total proceeds on purchased debt being applied to purchased debt carrying value, which decreased revenue on purchased debt resulting in increased net loss. Cash proceeds applied to the carrying value of our purchased debt are recognized under investing activities in accordance with GAAP. While total proceeds in 2010 were higher than in 2009, the amount of the proceeds applied to the carrying value of purchased debt increased in 2010 by $59.5 million. Refer to Note 3 to the consolidated financial statements for further details regarding the allocation of total proceeds.

Investing Activities

Our investing activities used net cash of $48.3 million and $22.3 million during 2011 and 2010, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash used of $26.0 million or 116.8% was due to a $95.9 million increase in investments in purchased debt, which is partially offset by a $70.0 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value.

Investing activities used net cash of $22.3 million during 2010 and $22.0 million during 2009. The increase in cash used of $0.3 million or 1.4% is due to a $63.3 million increase in investments in purchased debt, which was substantially offset by a $59.5 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value and a $2.5 million decrease in capital expenditures.

Financing Activities

Our financing activities provided cash of $30.5 million during 2011 and $16.6 million during 2010. Cash used in financing activities is primarily driven by purchasing volume, payments on our current and previously existing revolving credit facility, principal payments on our previously existing term loans, capital lease obligations, and payments of origination fees on our new revolving credit facility and Senior Second Lien Notes. Cash is provided by draws on our current and previously existing revolving credit facility. The increase in cash provided by financing activities of $13.9 million or 83.7%, is primarily due to additional net draws of $38.0 million on our revolving credit facility due to increased purchasing volume in 2011 partially offset by the refinancing of our senior notes payable in 2010.

Financing activities provided cash of $16.6 million during 2010, and used $23.0 million during 2009. Cash used in financing activities is primarily driven by purchasing volume, payments on our current and previously existing revolver, our previously existing term loans, capital lease obligations, and payments of origination fees on our new revolver and Senior Second Lien Notes. Cash is provided by draws on our current and previously existing revolver, proceeds from the issuance of our Senior Second Lien Notes and the proceeds from investments by CA Holding. The increase of $39.6 million in cash provided by financing operations is primarily a result of the April 2010 refinancing and new revolving credit facility, as discussed below in long-term financing.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

There were no material changes to the Company’s senior revolving credit facility or Senior Second Lien Notes from the information previously disclosed in the Company’s Registration Statement on Form S-4 (File Number 333-170734) filed with the Securities & Exchange Commission on March 4, 2011 and effective March 11, 2011 (our “Registration Statement”), except for the amendment to the revolving credit facility described below and in Note 7 to the consolidated financial statements and additional draws on the revolving credit facility.  The balance of the outstanding line of credit under the revolving credit facility was $144.2 million and $111.3 million at December 31, 2011 and December 31, 2010, respectively; an increase of $32.8 million or 29.5%.  The new revolving credit facility was amended during the three months ended June 30, 2011 to increase the maximum financing commitments from $185 million to $215 million, subject to a borrowing base, as described in Note 7 to the consolidated financial statements.  At December 31, 2011, our availability under the line of credit was $64.3 million based on our borrowing base calculation.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, is $195 million for the rolling four quarters ending December 31, 2011. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations are $3 million in any fiscal year.

As of December 31, 2011, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.0 million and software agreements of $1.2 million as of December 31, 2011.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of December 31, 2011, these notes had outstanding balances of $1.1 million and $0.4 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2011, we do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations that exist as of December 31, 2011 (amounts in thousands) and their payments due by period:

	Payments due by period
Contractual Obligations	Total	Less than 1 year(4)	1-3 Years(5)	3-5 Years(6)	More than 5 years
Lines of Credit(1)	$164,653	$9,056	$155,597	$—	$—
Notes Payable(1)	494,439	34,455	68,158	67,857	323,969
Capital Leases(2)	5,016	1,618	2,943	455	—
Operating Leases	8,101	1,770	3,180	2,928	223
Purchase Commitments(3)	35,067	35,067	—	—	—
Total	$707,276	$81,966	$229,878	$71,240	$324,192

(1)    Payments on lines of credit and notes payable include interest calculated at our effective rate at December 31, 2011 on floating rate debt.

(2)    Payments on capital lease obligations include interest and taxes.

(3)    Purchase commitment contracts typically cover a year or less and can be generally canceled by the Company at its discretion with a 60 day notice.

(4)    Represents payments due within 1 year or less.

(5)    Represents payments due within more than 1 year and up to and including 3 years.

(6)    Represents payments due within more than 3 years and up to and including 5 years.

The table of contractual obligations above does not include certain contractual obligations to pay a former lender contingent residual interest payments related to collections on certain previously purchased receivables. These amounts are paid as a set percentage of net collections for certain assets that were purchased prior to 2006. During 2011, 2010, and 2009, we paid approximately $2.2 million, $3.4 million, and $5.7 million, respectively to this former lender.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations require our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.
Management believes our critical accounting policies and estimates are those related to accounting estimates, revenue recognition, valuation of acquired intangibles and goodwill and income taxes. Management believes these policies to be critical because they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue

See accounting for income recognized on purchased debt discussed earlier in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Note 2 to the consolidated financial statements.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Our consolidated financial statements are based on a number of significant estimates, including the collectability of purchased debt and the timing of such proceeds. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that our estimates in connection with these items could be materially revised within the near term.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is reviewed for impairment annually or more frequently if indicators of possible impairment arise. As prescribed by ASC Topic 350, "Intangibles—Goodwill and Other", goodwill is not amortized. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value.

If potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the book value of the reporting unit's goodwill over the implied fair value.

In connection with CA Holding's acquisition of SquareTwo on August 5, 2005, certain intangible assets were identified. The Partners Network, with a value of $24.9 million was deemed to have an indefinite life and, therefore, is not being amortized. After the purchase price allocation to all net assets, goodwill was determined to be in the amount of $146.5 million. We perform an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of our indefinite-lived intangible assets. In addition to the indefinite lived intangible assets, certain finite-lived intangible assets were identified and were fully amortized prior to 2010.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, "Income Taxes". ASC Topic 740 requires an asset and liability approach to the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of our assets and liabilities.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. From time to time, we employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements. We do not enter into derivatives for trading purposes.

Foreign Currency Risk

Foreign currency exposures arise from transactions denominated in Canadian dollars translated into U.S. dollars. During 2011, we continued to see volatility in the exchange rate of the U.S. dollar. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations. For 2011, if the exchange rate of Canadian dollars to U.S. dollars had averaged 10% higher or lower, we would have recorded an increase or decrease in revenue of approximately $1.6 million.

Interest Rate Risk

At December 31, 2011 and 2010, we had $144.2 million and $111.3 million, respectively, of variable rate indebtedness. As of December 31, 2011, our domestic variable rate borrowings have margins, at our option, of 4.75% over LIBOR where LIBOR has a floor of 1.5%, referred to as our LIBOR loans; or 3.75% over the higher of (a) the Prime rate, (b) the Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, referred to as our Base Rate loans. As of December 31, 2011, our Canadian variable rate borrowings have margins, at our option, of 3.75% over the higher of (a) the reference rate for commercial Canadian Loans, or (b) the Canadian BA rate plus 1.0%; or 5.25% over the higher of (a) the Canadian BA rate or (b) 1.5%.

A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of our Base Bate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a LIBOR floor of 1.5% as described above, and until certain LIBOR rates exceed 1.5% the interest rates we pay on those loans per dollar borrowed, will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. We have, from time to time, utilized derivative financial instruments in an effort to limit potential losses from adverse interest rate changes. These transactions have generally been interest rate swap agreements entered into with large multinational banks. At December 31, 2011 and 2010 we had zero derivative instruments outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors
SquareTwo Financial Corporation

We have audited the accompanying consolidated balance sheets of SquareTwo Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SquareTwo Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP
Denver, Colorado
February 24, 2012

SquareTwo Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$2,657	$1,864
Restricted cash	12,447	11,959
Receivables:
Contingent clients	217	463
Trade, net of allowance for doubtful accounts of $112 and $133, respectively	603	540
Notes receivable, net of allowance for doubtful accounts of $147 and $230, respectively	785	872
Taxes receivable, including interest	—	15,946
Purchased debt, net	243,413	225,694
Property and equipment, net	24,674	21,920
Goodwill and intangible assets	171,348	171,348
Other assets	14,450	16,349
Total assets	$470,594	$466,955
Liabilities and equity
Payables:
Contingent client	$242	$987
Accounts payable, trade	3,215	1,054
Payable from trust accounts	1,673	1,895
Taxes payable	2,221	251
Accrued interest and other liabilities	26,184	19,747
Deferred tax liability	9,466	9,433
Line of credit	144,159	111,340
Notes payable, net of discount	290,270	290,008
Obligations under capital lease agreements	3,208	1,315
Total liabilities	480,638	436,030
Commitments and contingencies (Note 13)
Equity (deficiency)
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	189,895	189,528
Accumulated deficit	(200,678)	(158,688)
Accumulated other comprehensive loss	(341)	(126)
Total SquareTwo equity (deficiency)	(11,124)	30,714
Noncontrolling interest	1,080	211
Total equity (deficiency)	(10,044)	30,925
Total liabilities and equity (deficiency)	$470,594	$466,955

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Year Ended
	December 31,
	2011	2010	2009
Revenues
Revenues on:
Purchased debt, net	$227,068	$116,102	$154,561
Contingent debt	3,461	14,130	20,855
Other revenue	310	744	692
Total revenues	230,839	130,976	176,108
Expenses
Collection expenses on:
Purchased debt	170,536	110,627	101,889
Contingent debt	2,624	9,697	14,479
Other direct operating expenses	2,115	2,477	2,951
Salaries and payroll taxes	26,760	24,139	18,845
General and administrative	13,801	13,376	11,644
Depreciation and amortization	5,264	5,517	5,190
Total expenses	221,100	165,833	154,998
Operating income (loss)	9,739	(34,857)	21,110
Other expense	—
Interest expense	49,113	45,982	45,481
Other expense (income)	(1,058)	3,697	334
Total other expense	48,055	49,679	45,815
Loss before income taxes	(38,316)	(84,536)	(24,705)
Income tax benefit (expense)	(2,805)	11,012	9,300
Net loss	(41,121)	(73,524)	(15,405)
Less: Net income attributable to the noncontrolling interest	869	26	—
Net loss attributable to SquareTwo	$(41,990)	$(73,550)	$(15,405)

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Equity (Deficiency)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity (Deficiency)	Noncontrolling Interest	Total Equity (Deficiency)
Balances, December 31, 2008	$—	$136,096	$(69,004)	$(652)	$66,440	$185	$66,625
Net income (loss)	—	—	(15,405)	—	(15,405)	—	(15,405)
Other Comprehensive income:
Currency translation adjustment	—	—	—	(123)	(123)	—	(123)
Change in cash flow hedge fair value	—	—	—	651	651	—	651
Comprehensive income (loss)					(14,877)	—	(14,877)
Parent Investment	—	50,059	—	—	50,059	—	50,059
Stock option expense	—	1,771	—	—	1,771	—	1,771
Balances, December 31, 2009	$—	$187,926	$(84,409)	$(124)	$103,393	$185	$103,578
Net income (loss)	—	—	(73,550)	—	(73,550)	26	(73,524)
Other Comprehensive income:
Currency translation adjustment	—	—	—	(2)	(2)	—	(2)
Comprehensive income (loss)					(73,552)	26	(73,526)
Distribution to Parent	—	—	(729)	—	(729)	—	(729)
Parent investment	—	699	—	—	699	—	699
Stock option expense	—	903	—	—	903	—	903
Balances, December 31, 2010	$—	$189,528	$(158,688)	$(126)	$30,714	$211	$30,925
Net income (loss)	—	—	(41,990)	—	(41,990)	869	(41,121)
Other Comprehensive income:
Currency translation adjustment	—	—	—	(215)	(215)	—	(215)
Comprehensive income (loss)					(42,205)	869	(41,336)
Parent Investment	—	66	—	—	66	—	66
Stock option expense	—	301	—	—	301	—	301
Balances, December 31, 2011	$—	$189,895	$(200,678)	$(341)	$(11,124)	$1,080	$(10,044)

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2011	2010	2009
Operating activities
Net loss	$(41,121)	$(73,524)	$(15,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,264	5,517	5,190
Amortization of loan origination fees and debt discount	3,511	2,674	4,616
Recovery of step-up in basis of purchased debt	274	534	1,089
Change in valuation allowance of purchased debt	25,764	66,477	45,709
Expenses for stock options	301	903	1,778
Loss on debt extinguishment	—	2,761	—
Other non-cash expense	2,673	2,807	1,918
Deferred tax provision (benefit), net of valuation allowance	33	(11,266)	13,607
Paid in kind interest	—	2,641	9,187
Changes in operating assets and liabilities:
Income tax payable/receivable	17,985	2,852	(21,528)
Restricted cash	(488)	235	(670)
Other assets	(3,165)	(1,266)	(1,996)
Accounts payable and accrued liabilities	7,657	5,566	(7,534)
Net cash provided by operating activities	18,688	6,911	35,961
Investing activities
Investment in purchased debt	(267,704)	(171,823)	(108,507)
Proceeds applied to purchased debt principal	223,619	153,611	94,081
Net change in franchise debt purchase program		—	(962)
Net proceeds from notes receivable	161	267	211
Purchases of property and equipment including capitalized interest	(4,416)	(4,357)	(6,826)
Net cash used in investing activities	(48,340)	(22,302)	(22,003)
Financing activities
Proceeds from (repayments of) investment by Parent, net	66	(30)	50,059
Proceeds from senior notes issued, net	—	284,969	—
Payments on notes payable, net	(457)	(246,022)	(53,165)
Proceeds from lines-of-credit	504,977	454,633	310,969
Payments on lines-of-credit	(472,048)	(459,742)	(326,308)
Origination fees on the lines-of-credit and notes payable	(450)	(14,250)	(2,468)
Prepayment penalties on debt extinguishment	—	(1,184)	—
Payments on capital lease obligations	(1,574)	(1,761)	(2,108)
Net cash provided by (used in) financing activities	30,514	16,613	(23,021)
Increase (decrease) in cash and cash equivalents	862	1,222	(9,063)
Impact of foreign currency translation on cash	(69)	216	(815)
Cash and cash equivalents at beginning of period	1,864	426	10,304
Cash and cash equivalents at end of period	$2,657	$1,864	$426
Supplemental cash flow information
Cash paid for interest	$46,102	$35,114	$30,986
Cash received due to income tax refunds	(15,140)	(2,626)	(1,378)
Property and equipment financed with capital leases	3,454	726	845
 See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(in thousands except share amounts or otherwise indicated)

1. Organization and Basis of Presentation

SquareTwo Financial Corporation (together with its subsidiaries referred to herein as “SquareTwo,” "we," "our," "us," or the “Company”) is a Delaware corporation that was organized in February 1994 and is headquartered in Denver, Colorado. On August 5, 2005, CA Holding Inc. (“Parent”) acquired 100% of the outstanding stock of SquareTwo and its subsidiaries (the “Acquisition”). The accompanying consolidated financial statements reflect Parent’s basis in SquareTwo. SquareTwo’s subsidiaries purchase domestic and Canadian charged-off receivables (referred to herein as “purchased debt”).

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

 The Company has developed a proprietary debt collection software platform which manages all facets of the collection process. SquareTwo's proprietary eAGLE platform provides the Company, the collector, and collection supervisors with the data necessary to optimize collections. In addition, the Company's platform is designed as an asset management system as well as a collections platform, allowing the Company to track the data necessary to efficiently allocate debt to franchisees based on state licensing requirements, historical collection success rates and other factors, and to move accounts within the network to improve the speed and amount of collections. The Company licenses limited use of its collections software for accounts not owned by the Company or placed with the Company for contingent collections with royalties ranging from 2% to 4% of collections.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the accounts of SquareTwo and its subsidiaries. SquareTwo owns the following subsidiaries: ReFinance America, Ltd.; CACV of Colorado, LLC; CACH, LLC; Collect Air, LLC; Healthcare Funding Solutions, LLC; SquareTwo Financial Commercial Funding Corporation, and Collect America of Canada, LLC. Collect America of Canada, LLC has a wholly-owned subsidiary, SquareTwo Financial Canada Corporation, which has a majority ownership interest in CCL Financial Inc. ("CCL"). CCL is a consolidated subsidiary of the Company. As previously disclosed, Parent owns 100% of the outstanding equity of SquareTwo and all other Parent investments are dormant. All material expenses incurred by Parent on SquareTwo’s behalf have been allocated to SquareTwo and are reflected in the consolidated financial statements of SquareTwo. Inactive companies are not listed. All significant intercompany transactions and balances have been eliminated in consolidation.

SquareTwo has identified two reportable operating segments, as defined by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting (“ASC 280”): Domestic and Canada. Included within the Domestic segment are multiple operating segments that meet the aggregation criteria of ASC 280 based on similarities among the operating segments including homogeneity of operations, assets, and use of technology.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.

Actual results could differ from those estimates. The Company's consolidated financial statements are based on a number of significant estimates, including the collectability of purchased debt and the timing of such proceeds. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that its estimates in connection with these items could be materially revised within the near term.

Change in Accounting Estimate

During the year ended December 31, 2010 the Company implemented a change in estimate regarding the period of time it forecasts future cash flows associated with its purchased debt from a 72 month period to a 108 month period. This change is supported by multiple years of historical proceeds on purchased debt assets that extend beyond the previously forecasted 72 month period. This change increased the operating income and net income line items in our consolidated statements of operations, and increased our purchased debt, net line item in the consolidated balance sheets, by approximately $2.0 million in the year ended December 31, 2010. The Company has determined it is impracticable to estimate the impact for the year ended December 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of 90 days or less from the date of acquisition to be cash and cash equivalents. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation ("FDIC") or the Canada Deposit Insurance Corporation ("CDIC"). Total cash balances recorded in cash and cash equivalents and restricted cash above the FDIC or CDIC insured amounts were $14,077 and $13,942 as of December 31, 2011, and 2010, respectively.

Restricted Cash

Restricted cash primarily represents deposits from purchased debt collections, which under the Company's revolving line of credit further described in Note 7, pay down the line of credit balance on a daily basis based on funds available in the bank. Also included in restricted cash are deposits from collections on contingent debt placed with the Company that will be disbursed to various contingent clients and the Company based on the contractual remittance obligations specific to each relationship.

Concentrations of Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash balances with high-quality financial institutions. Management periodically evaluates the creditworthiness of such institutions.

Trade Receivables and Credit Policies

Trade receivables consist primarily of receivables from uncollateralized obligations due from clients and franchisees under normal trade terms. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

Notes Receivable

The Company extends credit to some of its franchisees and records notes receivable for the amounts financed. The notes are both secured and unsecured and bear interest at interest rates that approximate prevailing market rates for similar loans.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful life of three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

Software Development and Maintenance Costs

The Company expenses its normal and recurring software maintenance expenses as it considers such costs to be ongoing maintenance and routine upgrades to its systems. The Company's internally developed software costs are accounted for in accordance with ASC Topic 350-40, "Internal-Use Software". Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. See Note 6 for additional discussion of internally-developed software.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is reviewed for impairment annually or more frequently if indicators of possible impairment arise. As prescribed by ASC Topic 350, "Intangibles—Goodwill and Other", goodwill is not amortized. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value.

If potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the book value of the reporting unit's goodwill over the implied fair value.

In connection with Parent's acquisition of SquareTwo on August 5, 2005, certain intangible assets were identified. The Partners Network, with a value of $24,890 was deemed to have an indefinite life and, therefore, is not being amortized. After the purchase price allocation to all net assets, goodwill was determined in the amount of $146,458. The Company performs an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of indefinite-lived intangible assets. In addition to the indefinite lived intangible assets, certain finite-lived intangible assets were identified and were fully amortized prior to 2010. See Note 5 for additional discussion of goodwill and intangible assets.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the cost of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying value is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to estimated fair value is required.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the Company's assets and liabilities. See Note 12 for additional discussion of income taxes.

Noncontrolling Interest

The Company reports its noncontrolling interest as a separate line item on the consolidated balance sheets and the consolidated statements of operations.

Fair Value of Financial Instruments

In accordance with the requirements of ASC Topic 825, "Financial Instruments", the Company discloses the fair value of its financial instruments. The Company's financial instruments consist of purchased debt, notes receivable, line of credit, notes payable, and derivatives. See Note 11 for additional discussion on the fair value of financial instruments.

Revenue Recognition from Purchased Debt

Purchased debt represents receivables that have been charged-off as uncollectible by the originating organization and that may or may not have been subject to previous collection efforts. Through its subsidiaries, the Company purchases the rights to the unrecovered balances owed by individual debtors.

Through its subsidiaries, the Company purchases charged-off receivables from various financial institutions at a substantial discount from face value and records the purchase at the Company's cost to acquire the portfolio. Financing for purchases is primarily provided by the Company's line of credit and operating cash flow.

Since January 1, 2005, we have accounted for our purchased debt under the guidance of ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, static pools of purchased debt may be established and accounted for under either the interest method of accounting (referred to by us as "level yield") or the cost recovery method of accounting. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, reduction of carrying value and any valuation allowance. Once a static pool is established, individual accounts are not added to or removed from the pool unless sold to a third party or recoursed back to the seller. Purchased debt accounted for under our level yield method of accounting is pooled each quarter, whereas purchased debt accounted for under cost recovery is pooled by each individual purchase. The cost recovery method prescribed by ASC 310-30 is required when cash proceeds on a particular purchase cannot be reasonably predicted in timing or amount. Purchased debt accounted for under the cost recovery method comprises all Canadian, commercial, medical, student loan purchases, and any other asset class for which we do not have the necessary experience to forecast the timing and amount of cash flows. For purchased debt for which we believe that we can reasonably forecast the timing and amount of our cash proceeds, we utilize the level yield method.

Level Yield Method

Beginning January 1, 2007, most of our purchased debt has been accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on our balance sheet) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool, which is based on our estimated remaining proceeds, or ERP, for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of 60 to 108 months. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

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

The expected trends of each pool are analyzed at least quarterly. If these trends are different than the original estimates, certain adjustments may be required. Each quarter, we use our estimated remaining proceeds, or ERP, to determine our estimate of future cash proceeds for each pool. We then use all factors available, such as the types of assets within the pool, our experience with those assets, the age of the pool, any recent fluctuations in our recovery rates from the various channels we collect from, and where that pool is in its own collection life cycle. We use these factors for each static pool to determine a range of future proceeds, which becomes smaller as we gain more experience with each static pool. We determine our best estimate of future proceeds within that range, which may be used for adjustments to our revenue recognition, or for our determination of allowance charges.

Using our best estimate of future proceeds, if we estimate a reduction or delay in the receipt of the aggregate future cash proceeds on a pool, a valuation allowance may be recognized and the original IRR remains unchanged. The valuation allowance is determined to the extent that the present value (using the established IRR) of the revised future cash proceeds is less than the current carrying value of the pool. If we estimate an increase in the aggregate future cash proceeds or an acceleration of the timing of future cash proceeds on a pool, the IRR may be increased prospectively to reflect revised best estimates of those future cash proceeds over the remaining life of the pool. If there was a previous valuation allowance taken, reversal of the previously recognized valuation allowance occurs prior to any increases to the IRR. ASC 310-30 requires that each pool be evaluated independently and does not allow netting across pools. Thus, even in periods of increasing cash proceeds for our entire purchased debt portfolio, we may be required to record a valuation allowance. Allowance charges for purchased debt are included as adjustments to the purchased debt, net line item in the consolidated statements of operations.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less servicing fees paid to the United Network are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a servicing fee paid to the United Network, there is a corresponding dollar recorded as revenue in the purchased debt, net line item in the consolidated statement of operations (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the collection expenses on purchased debt line item in the consolidated statements of operations. As compared to the level yield method of accounting, the cost recovery method of accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

We assess our purchased debt accounted for under the cost recovery method at least annually, or more frequently if necessary, to determine if a valuation allowance is necessary. If the carrying value of a purchase is greater than our best estimate of future cash proceeds, excluding court cost recoveries, net of the fees expected to be paid to the United Network for that purchase, we record a valuation allowance for the difference. In the instance that our best estimate of future cash proceeds, excluding court cost recoveries, increase for a cost recovery purchase that has a valuation allowance that was previously recorded, we may reverse the valuation allowance. Similar to our process to determine our revenue recognition, or allowance charges for our level yield pools as described above, we use all factors available, and our estimated remaining proceeds to determine our best estimate of future cash proceeds for our purchased debt accounted for under the cost recovery method.

Franchise Fees and Royalty Fees

Franchise fees are recognized by the Company when the services specified in the license agreements are performed by the Company, and are recognized as other revenue in the consolidated statements of operations. Royalties from franchisees, as previously discussed in Note 1, are a percentage of the qualifying receivables collected by the franchisees, and are recognized as income when the related collection is received. Franchise development expenses are expensed as incurred and recorded in the other direct operating expense line item in the consolidated statements of operations. See Note 1 for additional discussion on royalties.

Contingent Debt Revenue and Related Collection Expenses

In addition to its purchased debt, the Company also enters into contracts with various companies (i.e., clients) to collect debt on their behalf. Under these contracts, the Company receives a fee or commission which is typically structured as a percentage of the collections generated by the Company through its franchisees and licensees. This debt is placed with franchisees and licensees that collect the debt for a fee. The Company records revenue for the difference between the total amount collected and the amount paid to the clients in the contingent debt revenue line item in the consolidated statements of operations. The Company records collection expenses related to contingent debt for the portion that is paid to franchisees in the contingent debt collection expense line item in the consolidated statements of operations. This business serves an important purpose in the Company's operating strategy as it is used to offset interim fluctuations in purchasing opportunities in order to provide the Partners Network with a more stable flow of business. While the Company has no contractual obligation to maintain placement volumes with franchisees, doing so helps franchise owners reduce turnover. See Note 4 for additional discussion on contingent debt.

Stock-Based Compensation

Parent periodically grants stock options to SquareTwo employees, officers, directors, and franchisees. Stock options granted to employees, officers, directors, and franchisees are options on the equity of Parent. Employee and director stock option fair values are determined using Black-Scholes pricing models at the grant date of each option and include estimates of forfeitures for employees and directors. Employee forfeitures correspond to an employee no longer working for the Company and franchisee forfeitures correspond to the franchisee no longer being part of the Company's Partners Network. Stock option compensation expense is recognized on a straight-line basis over the vesting period for options that vest based on time of service only. Stock options granted that vest based on performance conditions, which only pertain to employee stock options, are recognized on a straight-line basis over the performance period if satisfaction of the performance is determined to be probable as of the grant date. Options granted to franchisees are considered to be granted to non-employees and require variable accounting; therefore, the franchise options are revalued as they vest and the amount of expense is based upon the revalued amount. See Note 9 for additional discussion on stock compensation.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholder's equity, exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and changes in the fair value of cash flow hedges.

The following is an analysis of the changes in the accumulated other comprehensive income:

Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Cash flow hedge fair market value	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2008	$(1)	$(651)	$(652)
Currency translation adjustment, net of tax of $75	(123)		(123)
Change in cash flow hedge market value, net of tax of ($403)		651	651
Balance, December 31, 2009	(124)	—	(124)
Currency translation adjustment, net of tax of $1	(2)		(2)
Balance, December 31, 2010	(126)	—	(126)
Currency translation adjustment, net of tax of $0	(215)		(215)
Balance, December 31, 2011	$(341)	$—	$(341)

Marketing Expenses

The Company expenses marketing costs as incurred. Marketing expense was $695, $663, and $347 for the years ended December 31, 2011, 2010, and 2009, respectively.

Earnings Per Share

The Company does not report net income or loss of the Company on a per share basis due to its equity being privately held.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.  The Company has revised the presentation of its consolidated balance sheet for all the periods presented to provide improved visibility and comparability with the current year presentation.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 generally clarifies ASC Topic 820, but also includes changes to the measurement and disclosure of fair values.  The ASU converges GAAP and International Financial Reporting Standards requirements for measurements of fair values and related disclosure.  ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option of presenting other comprehensive income (“OCI”) in the statement of stockholder’s equity, requiring an entity to present components of net income, items of OCI, and total comprehensive income in one continuous statement or two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU No. 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2012. The adoption of ASU No. 2011-05 and the deferrals in ASU No. 2011-12 will not have any impact on the Company's financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU No 2011-08 modifies the requirements for testing goodwill for impairment. The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU No. 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt the guidance in ASU No 2011-08 in 2012.

3. Purchased Debt

Changes in purchased debt, net for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Balance at beginning of period	$211,202	$260,478	$278,410	$14,492	$13,820	$26,666	$225,694	$274,298	$305,076
Purchases	229,556	154,619	97,831	38,148	17,204	10,676	267,704	171,823	108,507
Change in allowance	(23,933)	(66,722)	(40,109)	(1,831)	245	(5,600)	(25,764)	(66,477)	(45,709)
Proceeds applied to purchased debt principal	(194,495)	(137,173)	(75,654)	(29,124)	(16,438)	(18,427)	(223,619)	(153,611)	(94,081)
Other(1)	—	—	—	(602)	(339)	505	(602)	(339)	505
Balance at end of period	$222,330	$211,202	$260,478	$21,083	$14,492	$13,820	$243,413	$225,694	$274,298

(1)    Other includes impacts of the Company’s recovery of step-up in basis, franchise asset purchase program (discontinued), and currency translation on purchased debt. The step-up in basis is a result of fair value adjustments from the Acquisition, and has a net remaining carrying value of $249 as of December 31, 2011.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Proceeds	$381,070	$253,356	$184,735	$89,610	$83,724	$110,820	$470,680	$337,080	$295,555
Less:
Gross revenue recognized	186,575	116,183	109,081	57,807	62,477	87,672	244,382	178,660	196,753
Cost recovery court costs recoveries(1)	—	—	—	2,679	4,809	4,721	2,679	4,809	4,721
Proceeds applied to purchased debt principal	194,495	137,173	75,654	29,124	16,438	18,427	223,619	153,611	94,081
	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)    Cost recovery court cost recoveries are recorded as a contra expense in the collection expenses on purchased debt line item in the consolidated statements of operations.

The following tables show reconciliations of gross revenue recognized to purchased debt revenues, net for the following periods:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Gross revenue recognized	$186,575	$116,183	$109,081	$57,807	$62,477	$87,672	$244,382	$178,660	$196,753
Purchased debt royalties	7,529	3,484	3,681	1,711	1,712	2,250	9,240	5,196	5,931
Change in valuation allowance	(23,933)	(66,722)	(40,109)	(1,831)	245	(5,600)	(25,764)	(66,477)	(45,709)
Other(1)	—	—	—	(790)	(1,277)	(2,414)	(790)	(1,277)	(2,414)
Purchased debt revenue, net	$170,171	$52,945	$72,653	$56,897	$63,157	$81,908	$227,068	$116,102	$154,561

(1)    Other items relate to the recovery of step-up in basis, franchise asset purchase program (discontinued) and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

The following tables show detail of the Company’s purchases during the following periods:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Purchase price	$229,556	$154,619	$97,831	$38,148	$17,204	$10,676	$267,704	$171,823	$108,507
Face value	2,931,503	3,471,336	1,986,152	964,372	841,272	1,292,170	3,895,875	4,312,608	3,278,322
% of face	7.8%	4.5%	4.9%	4.0%	2.0%	0.8%	6.9%	4.0%	3.3%

The estimated future cash proceeds expected at acquisition for level yield portfolios purchased during the year ended December 31, 2011 amounted to $536.8 million. Based upon December 31, 2011 projections, cash proceeds expected to be received on purchased debt accounted for under the level yield method and acquired during the year ended December 31, 2011 are as follows:

Cash proceeds expected
2011 (actual)	$158,078
2012	132,186
2013	93,405
2014	65,898
2015	36,173
2016	22,327
2017	14,609
2018 and thereafter	14,097
Total cash proceeds expected	$536,773

Accretable yield represents the difference between our estimated remaining proceeds of our purchased debt accounted for under the level yield method and the carrying value of those assets at December 31, 2011 and 2010. The estimated remaining proceeds are used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in our accounting policy for the level yield method in Note 2.

In the year ended December 31, 2011, the Company spent $229.6 million in capital to acquire purchased debt that qualified for the level yield method of accounting.   The face amount (or the actual amount owed by the debtors) of the debt purchased by the Company was $2.9 billion.  The purchase price for the debt acquired in the year ended December 31, 2011 was 7.8% of the face amount.

The Company recorded the $229.6 million in capital spend on its balance sheet at cost, and expects to receive $536.8 million in proceeds over the life of the pool. The accretable yield for the purchases during the year ended December 31, 2011 is $307.2 million, or the expected remaining proceeds of $536.8 million less the purchase price of $229.6 million. The nonaccretable yield for 2011 level yield purchases is $2.4 billion, representing the difference between the expected proceeds of $536.8 million and the face value of the purchased debt of $2.9 billion.

The following is the change in accretable yield for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Balance at beginning of period	$304,962	$302,998
Impact from revenue recognized on purchased debt, net	(162,642)	(49,461)
Additions from current year purchases	307,217	176,110
Reclassifications (to)/from nonaccretable difference	13,511	(124,685)
Balance at end of period	$463,048	$304,962

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Balance at beginning of period	$123,801	$57,079	$16,970	$8,488	$8,733	$3,133	$132,289	$65,812	$20,103
Allowance charges recorded (reversed)	23,933	66,722	40,109	1,831	(245)	5,600	25,764	66,477	45,709
Balance at end of period	$147,734	$123,801	$57,079	$10,319	$8,488	$8,733	$158,053	$132,289	$65,812

4. Contingent Debt

Revenue associated with contingent debt is recorded in the contingent debt line item in the consolidated statements of operations. In addition, the Company incurs certain expenses to support the operations for contingent debt which are recorded in the contingent debt collection expenses line item in the consolidated statements of operations.

The following table includes contingent debt revenue for the years ending December 31, 2011, 2010, and 2009:

	December 31,
	2011	2010	2009
Contingent debt revenue	$3,133	$12,515	$18,438
Contingent debt royalties and other	328	1,615	2,417
Total revenues on contingent debt	$3,461	$14,130	$20,855

5. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s Partners Network and were identified as part of purchase accounting at the date of the Acquisition. The Company tests its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing.

The following is a summary of intangibles:

	December 31,
	2011	2010
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

No impairment of intangibles was identified during the years ended December 31, 2011, 2010, and 2009.

In 2007, the Company initiated the development of the eAGLE platform, intended to replace the STARSTM platform. As a result, the amortization period of the original STARSTM intangible asset was $0, $0, and $1,420 for the years ended

December 31, 2011, 2010, and 2009, respectively. The eAGLE platform was determined to be ready for its intended use, placed into service on October 1, 2009, and is included in computer equipment and software included in Note 6.

6. Property and Equipment

Property and equipment consisted of the following at the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Transportation equipment	$4,303	$4,303
Computer equipment and software	36,635	29,672
Furniture and fixtures	275	254
Leasehold improvements	1,555	908
	42,768	35,137
Less accumulated depreciation and amortization	(18,094)	(13,217)
Balance at end of period	$24,674	$21,920

Property and equipment depreciation is calculated on a straight-line basis, using a useful life of three years for computer equipment and purchased software, five to seven years for internally developed software, and five years for all other types of fixed assets, excluding leasehold improvements which are amortized over the shorter of the useful life of the asset or the life of the lease. Depreciation expense was $2,439, $2,811, and $3,095 for the years ended December 31, 2011, 2010, and 2009, respectively. Included in the computer equipment and software category are capitalized internally developed software costs in the amount of $19,199 and $19,121, net of accumulated amortization of $6,204 and $3,381, at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, property and equipment included capitalized interest costs of $252 and $128, respectively. The eAGLE platform was determined to be ready for its intended use on October 1, 2009 and is being amortized over 84 months. Additional subsequent development of the eAGLE platform was determined to be ready for intended use on December 1, 2011 and is being amortized over the remaining useful life of the eAGLE platform. Amortization expense on the eAGLE platform was $2,823, $2,706, and $675 for the years ended December 31, 2011, 2010, and 2009, respectively. The estimated aggregate amortization expense is $3,792 for each of the succeeding four years and $2,844 for the succeeding fifth year.

Also included in the computer equipment and software category are assets financed under capital leases in the amount of $3,334 and $4,127, net of accumulated amortization of $1,206 and $2,329, respectively, for the years ended December 31, 2011 and 2010, respectively. Amortization of computer equipment and software under capital lease is included in depreciation expense.

The Company also has certain software agreements financed under capital leases in the amounts of $39 and $214, net of accumulated amortization of $432 and $275, respectively, at December 31, 2011 and 2010, respectively. These assets are included in the other assets line item on the consolidated balance sheets. Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $171, $398, and $477, respectively, and is included in general and administrative expense.

7. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	December 31, 2011			December 31, 2010
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	6.3%	$144,159	April 2014	7.0%	$106,226	April 2014
Line of Credit CAD	6.8%	—	April 2014	7.0%	5,114	April 2014
Total Line of Credit		$144,159			$111,340

(1)    Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of December 31, 2011 and December 31, 2010. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

On April 7, 2010, Parent, SquareTwo Financial Corporation, and certain of SquareTwo Financial Corporation’s subsidiaries entered into a new revolving credit facility agreement. The Company incurred and capitalized $5,311 of costs associated with this facility. The remaining unamortized costs of this facility were $3,264 and $4,363 at December 31, 2011 and December 31, 2010, respectively, and are included in the other assets line on the consolidated balance sheets.

The Company has accrued interest on its lines of credit of $171 and $265 at December 31, 2011 and 2010, respectively, which are included in the accrued expenses and other liabilities line item on the consolidated balance sheets.

During the three months ended June 30, 2011, the Company entered into an amendment to its revolving credit facility agreement.  Pursuant to the terms of the amendment, the Company has increased the maximum amount under the revolving credit facility from $185 million to $215 million.  The amendment also provided a reduction in the calculation of the applicable interest rates as follows: reduction of the applicable margin in an amount equal to 25 basis points, and a reduction in the minimum interest rates governed by each of the Base Rate, Canadian BA Rate and LIBOR in an amount equal to 50 basis points.  In exchange for this reduction, SquareTwo paid a nonrefundable commitment fee equal to 1% of the incremental Commitment amount of the revolving credit facility.   At December 31, 2011, our availability under the line of credit was $64.3 million based on our borrowing base calculation.

The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2011:

Type of Debt and Maximum Commitment	Collateral	Interest Rate Terms	Fees	Payment Terms
Domestic Line of Credit; maximum commitment $215.0 million subject to borrowing on Canadian Line of Credit and other terms.	Substantially all assets of SquareTwo and its U.S. guarantor subsidiaries.
Option of (1) Base Rate: Floor of (a) the highest of Prime rate, Federal Funds rate plus 0.50%, or one-month LIBOR plus 1.00%, or (b) 2.5%, plus a margin of 3.75%, or (2) LIBOR Rate: Floor of the higher of (a) LIBOR or (b) 1.5%, plus a margin of 4.75%.
			Unused line fees of 0.50% to 0.75% of borrowing capacity depending on the amount of remaining borrowing capacity.	Due at maturity.

Canadian Line of Credit; maximum commitment $24.7 million subject to borrowing on U.S. Line of Credit and other terms.	Substantially all assets of the Company.
Option of (1) Canadian Index Rate: Floor of (a) the higher of the reference rate for commercial Canadian loans, or Canadian 30-day BA rate plus 1.0%, or (b) 3.0%, plus a margin of 3.75%; or (2) Canadian BA Rate: Floor of the higher of (a) Canadian BA rate, or (b) 1.5%, plus a margin of 5.25%.
			Unused line fees of 0.50% to 0.75% of borrowing capacity depending on the amount of remaining borrowing capacity.	Due at maturity.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	December 31, 2011		December 31, 2010
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $3,788 and $4,506 unamortized discount	11.625%	$286,212	11.625%	$285,494	April 2017
Other Notes Payable	6.33 - 8.00%	4,058	6.33 - 8.00%	4,514	2012 - 2021
Total Notes Payable		$290,270		$290,008

(1)                                  Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of December 31, 2011 and December 31, 2010.

Concurrent with the closing of the revolving credit facility in April 2010, the Company issued $290.0 million in aggregate principal amount of 11.625% Senior Second Lien Notes (the “Second Lien Notes”) and received $285.0 million in net proceeds prior to transaction costs. The Company incurred and capitalized $8.9 million of costs associated with the issuance of the Second Lien Notes. The remaining unamortized costs were $6,708 and $7,989 at December 31, 2011 and December 31, 2010, respectively, and are included in the other assets line on the consolidated balance sheet.  The Second Lien Notes will mature on April 1, 2017. They are guaranteed on a senior secured basis by substantially all of SquareTwo’s existing and future domestic subsidiaries, and the guarantees are secured by a second priority lien on substantially all of the Company’s and the guarantors’ assets. The Company filed with the Securities & Exchange Commission the Company's Registration Statement ("Registration Statement") on form S-4 (File Number 333-170734) on March 4, 2011, which Registration Statement became effective March 11, 2011, to register the Second Lien Notes under the Securities Act of 1933. On April 8, 2011, the Company completed an exchange of all outstanding Second Lien Notes for an equal principal amount of notes registered with the SEC under the Securities Act of 1933 (“New Notes”).  Other than the New Notes being registered, the terms of the New Notes and the Second Lien Notes are substantially identical.

The Company had accrued interest on notes payable of $8,428 at December 31, 2011 and at December 31, 2010, which is included in the accrued interest and other liabilities line item on the consolidated balance sheets.

Type of Debt	Guarantee/Collateral	Interest Rate Terms	Repayment Terms
Second Lien Notes	Guaranteed by substantially all of SquareTwo's existing and future domestic subsidiaries. Guarantees are secured by a second priority lien by substantially all of the guarantors' assets.	11.625% annual interest paid semi-annually in cash, on April 1 and October 1.	Mandatory redemption not required. Optional redemption permitted at any time, in whole or in part, subject to certain redemption prices and make-whole premiums based on the date of the redemption.

Other Notes	Underlying stock and transportation equipment	Fixed interest rate of 6.33 - 8.00%	Due in monthly principal and interest payments through maturity

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditure limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement, are $195.0 million for the year ending December 31, 2011. The Adjusted EBITDA covenant for each of the trailing twelve month periods following the fiscal quarter ending March 31, 2012 is $200.0 million. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8.0 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations are $3.0 million in any fiscal year. Both the credit facility and the indenture also contain covenants that limit, among other restrictions, the Company's ability to incur additional indebtedness, sell or transfer certain assets, declare or pay dividends or make certain investments. All covenants and restrictions, including the aforementioned covenants and restrictions are further detailed in the senior revolving credit facility and the Second Lien Notes agreements.

As of December 31, 2011, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Second Lien Notes.

Letters of Credit

 The Company had an outstanding letter of credit at December 31, 2011 and 2010 in the amount of $350. At December 31, 2011 the $350 amount had not been drawn on and remained outstanding. In addition, at December 31, 2011 and 2010 the Company had an outstanding letter of credit in Canada in the amount of CAD$225.

Scheduled Debt Maturities

Principal payments due during each of the next five calendar years and thereafter for the Company's line of credit, notes payable, and capital lease obligations are as follows as of December 31, 2011:

	Line of Credit		Notes Payable		Capital Lease Obligations
	Regularly scheduled principal amortization	Final maturities and other	Regularly scheduled principal amortization	Final maturities and other(1)	Regularly scheduled principal amortization	Total
2012	$—	$—	$477	$2,401	$1,034	$3,912
2013	—	—	282	—	1,033	1,315
2014	—	144,159	306	—	807	145,272
2015	—	—	331	—	285	616
2016	—	—	47	—	49	96
Thereafter	—	—	214	290,000	—	290,214
Total	$—	$144,159	$1,657	$292,401	$3,208	$441,425

(1)                                  The maturity of $290,000 is grossed up for the unamortized discount of $3,788 which is included in notes payable on the balance sheet.

8. Stockholder's Equity

As of December 31, 2011 and 2010, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

9. Stock Compensation

In November 2005, the Company adopted Parent's 2005 Equity Incentive Plan ("Equity Plan") which reserves 160,000 shares of Parent Common Stock, 60,000 shares of Parent Series A-2 Non-Convertible Preferred Stock, 450,000 shares of Parent Series B-1 Contingent Preferred Stock, 200,000 shares of Parent Series B-2 Contingent Preferred Stock, and 50,000 shares of Parent Series C-1 Contingent Preferred Stock, which may be granted to officers, employees, directors, consultants, independent contractors, and franchisees. The Company has not granted options on Parent Series B-1, B-2, and C-1 Contingent Preferred Stock. Shares of Parent Series B-1, B-2, and C-1 Contingent Preferred Stock have been purchased by certain employees at fair market value; therefore, no compensation expense has been recognized by the Company.

At December 31, 2011, 31,875 shares of Parent Common Stock and 11,980 shares of Parent Series A-2 Non-Convertible Preferred Stock were available for future issuance under the Equity Plan. Stock options to purchase Parent Common Stock and Parent Series A-2 Non-Convertible Preferred Stock may be granted with an exercise price not less than the fair market value of the common stock at the date the options are granted. The maximum term for options granted under the Equity Plan is 10 years.

The Equity Plan permits the granting of Parent stock options to certain employees, officers and directors of the Company as well as franchisees. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of issuance. They generally vest over three to five years of continuous service, and have ten-year contractual terms.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards. All employee and director options are amortized ratably over the requisite service period of the awards, which is generally the vesting periods. Options granted to franchisees are considered to be granted to non-employees and require variable accounting; therefore, the franchise options are revalued as they vest and the amount of expense is based upon the revalued amount.

The expected life of options granted, expected volatility, and forfeitures are based on data specific to each class under the assumption that the different groups have different characteristics. For the purpose of this analysis these classes include: (i)

employees and officers, (ii) directors, and (iii) franchisees. The assumptions below are used by the Company to determine the fair value of stock-based awards.

Expected Life. The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company currently uses the contractual term as the expected life for related awards for all classes.

Expected Volatility. The expected volatility is based on the average historical volatility of several publicly traded companies within the Company's industry.

Risk-Free Interest Rate. The risk-free interest rate is derived from the U.S. Treasury rate in effect at the date of grant.

Dividends. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. ASC 718, "Compensation—Stock Compensation", requires the Company to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical forfeiture rate. Based on the internal analysis, the expected forfeiture rates over the options' life were determined to be 50% of options granted to employees and officers, and 0% of options granted to directors and franchisees.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Weighted average fair value of options granted	$12.40	$12.90	$16.52
Risk free interest rate	1.92% - 2.93%	2.56% - 3.82%	3.31%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company's stock	50%	51%	80%
Weighted average expected life of options	10 years	10 years	10 years

The following table presents a summary of stock options granted and stock compensation expense recognized during the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Stock options granted
Employees	1,200	12,650	5,750
Franchises	—	—	17,066
Directors	1,500	4,000	—
Total stock options granted	2,700	16,650	22,816
Stock compensation expense
Employees	$185	$174	$171
Franchises	96	684	1,607
Directors	20	—	—
Total stock compensation expense	$301	$858	$1,778
Related tax benefit recognized	$—	$—	$376

Employee, franchise and director stock option compensation expense is recorded in the salaries and payroll taxes line item, other direct operating expenses line item, and general and administrative line item in the consolidated statements of operations, respectively.

Unrecognized compensation cost related to stock options as of December 31, 2011 and 2010 was $464 and $1,411, respectively. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options as of December 31, 2011 and 2010 was approximately 2.1 years and 2.7 years, respectively.

A summary of Parent's stock options activity for the year ended December 31, 2011 is presented below:

	Common Stock of Parent				Series A-2 Preferred Stock of Parent
	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value
				('000s)				('000s)
Outstanding, beginning of year	88,984	$0.01 - $75.00	$28.58		23,899	$0.01	$0.01
Granted	2,700	20.00	20.00		—	—	—
Cancelled/forfeited	(2,820)	20.00 - 75.00	39.77		—	—	—
Exercised	(2,589)	0.01 - 75.00	22.54		(1,542)	0.01	0.01
Outstanding, end of year	86,275	$0.01 - $75.00	$28.12	$447	22,357	$0.01	$0.01	$2,233
Exercisable, end of year	53,517	$0.01 - $75.00	$26.14	$447	22,357	$0.01	$0.01	$2,233

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $185, $231, and $371, respectively. As of December 31, 2011 the weighted-average remaining contractual life of options outstanding and options exercisable was 5.7 years and 4.8 years, respectively.

10. Derivative Hedge Instrument

The Company, from time to time, may choose to hedge the variability of the cash flows associated with its long-term debt by using interest rate swaps or other financial instruments that mitigate this variability. The Company's only interest rate swap ("Swap"), with a notional amount of $40,000, matured on September 27, 2009. This Swap was designated as a cash flow hedge under ASC 815, "Derivatives and Hedging". The Company was a fixed-rate payer on the Swap at 4.70%. The counterparty was the floating-rate payer based on three-month LIBOR.

During the year ending December 31, 2009, the Company recorded a $651 change in other comprehensive income, net of tax effect, to reflect the change in fair market value of the Swap. The Company has no net gain or loss recognized in earnings during the year ended December 31, 2009 representing hedge ineffectiveness, and no portion of the derivatives gain or loss was excluded from the assessment of hedge effectiveness. The hedging instrument was 100% effective in reducing the variability of the cash flows associated with the applicable portion of the Company's long-term debt.

During the year ending December 31, 2009, the Company recorded $1,083 of interest expense and the net settlements of the Swap were ($1,187).

11. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures", defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

·                  Level 1-Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

·                  Level 2-Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

·                  Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Purchased Debt Receivables

The Company initially records purchased debt receivables at cost. Purchased debt receivables, for which a valuation allowance has not been recorded, are subsequently recorded net of amortization under the interest method or the cost recovery method as discussed previously in Note 2. If a valuation allowance is required for a level yield pool the Company records that portion of the total purchased debt balance by discounting the future cash flows, generated by its proprietary forecasting model, using the IRR as a discount rate. Valuation allowances for cost recovery pools are determined using the Company's proprietary forecasting model cash flows, which are undiscounted.

Estimated Fair Value

The following table displays the carrying value and estimated fair value of the Company's financial instruments:

	December 31, 2011		December 31, 2010
	Carrying amounts	Estimated fair value	Carrying amounts	Estimated fair value
Purchased debt(1)	$243,413	$607,904	$225,694	$489,520
Line of credit	144,159	144,159	111,340	111,340
Notes payable(2)	290,270	285,920	290,008	290,008

(1) The Company's estimated fair value of purchased debt has been determined using our estimated remaining proceeds discounted using an appropriate discount rate for its required return.

(2) The Company has a revolving line of credit and several notes payable.  The majority of these instruments, excluding the Second Lien Notes, have terms that represent recently negotiated borrowing rates.  As a result, the Company believes the carrying values of these instruments, excluding the Second Lien Notes, approximate fair value.  We use recently observed available market trading metrics to estimate fair value of the Second Lien Notes.

The carrying values of cash and cash equivalents, accounts receivable and payable, accrued expenses, and notes receivable are considered to approximate fair value due to the short-term nature of these instruments.

12. Income Taxes

For financial statement reporting purposes, the Company is treated as a stand-alone entity, and therefore all components of the (provision for) benefit from income taxes as well as the deferred tax assets and liabilities recognized herein reflect only the financial results and position of SquareTwo. For income tax purposes, the Company is included in the consolidated return of Parent. Parent files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Parent’s U.S. federal income tax returns were last audited for the tax year ended December 31, 2004, and Parent potentially remains subject to examination for all tax years ended on or after December 31, 2007.

Due to a tax sharing agreement in place between SquareTwo and Parent, the Company can utilize Parent's federal and state net operating loss carryforwards (“NOLs”), which at December 31, 2011, were $241.8 million and $247.2 million, respectively, including net operating loss carryforwards attributable to the Company.  If not utilized, the federal NOLs will expire in years 2028 through 2031 and the state NOLs will expire in years 2016 through 2031.

The amounts of income from operations before income taxes and noncontrolling interest by U.S. and Canadian jurisdictions for the periods ended December 31 are as follows:

	2011	2010	2009
Income (loss) before taxes:
U.S.	$(47,072)	$(87,049)	$(24,536)
Canada	8,756	2,513	(169)
Total income (loss) before taxes	$(38,316)	$(84,536)	$(24,705)

The components of the (provision for) benefit from income taxes from continuing operations for the Company for the years ended December 31 are as follows:

	2011	2010	2009
Current:
Federal	$—	$—	$21,451
State	(296)	(3)	1,456
Canada	(2,476)	(251)	—
Total current tax benefit (expense)	(2,772)	(254)	22,907
Deferred:
Federal	—	10,512	(11,915)
State	(33)	749	(1,692)
Canada	—	5	—
Total deferred tax benefit (expense)	(33)	11,266	(13,607)
Total tax benefit (expense)	$(2,805)	$11,012	$9,300

 At December 31, the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$97	$137
Stock option expense	379	703
Accrued compensation and other	275	339
Valuation allowance on cost recovery assets	3,895	3,194
Amortization of loan fees and debt discount	423	204
Deferred rent expense	289	425
Federal and state net operating loss	60,679	35,226
Other	204	113
Total deferred tax assets	66,241	40,341
Deferred tax liabilities:
Level yield revenue	(23,543)	(16,781)
Property and equipment	(2,986)	(1,359)
Step-up in basis on purchased debt	(582)	(683)
Intangibles	(9,471)	(9,438)
Debt acquisition costs	(412)	(227)
Total deferred tax liabilities	(36,994)	(28,488)
Valuation allowance	(38,713)	(21,286)
Net deferred tax liability	$(9,466)	$(9,433)

At December 31, 2011, the Company had a federal net operating loss carryforward of $157.8 million that if not utilized will expire in the years ending December 31, 2029 through 2031. As of December 31, 2011, the Company had a state net operating loss carryforward of $178.3 million that if not utilized will expire in years ending December 31, 2016 through 2031.

As of the year ended December 31, 2011, the Company recorded a valuation allowance of $38.7 million against certain deferred tax assets including federal and state net operating losses, which may not be utilized within their available carryforward periods. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $9.5 million at December 31, 2011 is entirely attributable to the deferred tax liability associated with the Company’s indefinite lived Partners Network intangible asset. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made. The book-to-tax basis differences in Canada are minimal at December 31, 2011.

For the year ended December 31, 2011, the combined state, federal and Canadian tax rate from operations was (7.4%). The difference between the total income tax expense and the income tax benefit computed using the statutory rate of 35% resulted from state taxes, Canadian taxes, change in valuation allowance, and permanent differences for tax purposes in the treatment of certain nondeductible expenses, as follows:

	2011	2010	2009
Computed tax benefit at statutory Federal rate	$13,411	$29,588	$8,646
State tax benefit, net of federal benefit	1,352	2,353	609
Other adjustments	(732)	257	45
Foreign tax rate differential	591	100	—
Valuation allowance	(17,427)	(21,286)	—
Total income tax benefit (expense)	$(2,805)	$11,012	$9,300

Before the impact of the valuation allowance, the effective tax rates for the years ended December 31, 2011, 2010, and 2009 were 38.2%, 38.2%, and 37.7%, respectively.

The Company evaluates its uncertain tax positions in accordance with a two-step process. The first step is recognition: the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had unrecognized tax benefits of less than $250 as of December 31, 2010. The unrecognized tax benefits, if recognized, would have no effect on the annual effective tax rate but would accelerate the utilization of the net operating loss to an earlier period. There were no unrecognized tax benefits as of December 31, 2011. The Company did not recognize any accrued interest and penalties related to uncertain tax positions at December 31, 2010. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as part of income tax expense.

In 2009, Parent received the Internal Revenue Service's ("IRS") consent to change its accounting method for tax purposes related to court costs, allowing it to deduct court cost payments in the year incurred, which is consistent with the Company's court cost accounting under GAAP. As a result, the Company filed amended federal and state returns for the years ended December 31, 2007 and 2006, and also filed carryback claims to the year ended December 31, 2005. The net effect of the amended filings was a taxes receivable balance of $18.5 million recognized by the Company at December 31, 2009 relating primarily to the federal refunds due to Parent.

The Company initially received certain of the refunds during 2010 decreasing the amount receivable at December 31, 2010 to $15.9 million. During the fiscal year ended December 31, 2011, the IRS completed its review of the Company's amended returns and processed all outstanding refunds including statutory interest. Altogether, the Company received $17.2 million from the IRS during fiscal year 2011, of which $1.6 million was recognized as interest income. The Company also received $158 from various states and the state receivable amount outstanding at December 31, 2011 was $10.

As of December 31, 2011, no provision had been made for United States federal and state income taxes on outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $9.5 million, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to Canada. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

13. Commitments and Contingencies

Office Facilities

Rent expense, which is included in general and administrative expense in the accompanying consolidated statements of operations, totaled approximately $1,585, $1,566, and $1,559 for the years ended December 31, 2011, 2010, and 2009, respectively. Included as a reduction in the rent expense for 2011, 2010, and 2009 is zero, $21, and $519, respectively, of sublease rental payments for the Company's previously occupied downtown Denver space. There are no remaining sub-lease payments due.

The Company also leases certain software and various types of equipment through a combination of operating and capital leases from time to time.

At December 31, 2011, the total future minimum lease payments for operating leases are as follows:

	Office Facility	Other	Total
Year ended December 31
2012	$1,528	$242	$1,770
2013	1,498	100	1,598
2014	1,534	48	1,582
2015	1,568	1	1,569
2016	1,359	—	1,359
Thereafter	223	—	223
	$7,710	$391	$8,101

401(k) Savings

The Company has a 401(k) provision to Parent's profit-sharing plan. Eligible employees may make voluntary contributions which are matched by the Company up to 4% of the employee's compensation up to eligible limits. The amount of employee contributions are limited as specified in the profit-sharing plan. The Company may, at its discretion, make additional contributions. For the years ended December 31, 2011, 2010, and 2009, the Company made contributions of approximately $493, $467, and $434, respectively.

Franchise Asset Purchase Program

During the year ended December 31, 2001, the Company approved an offering to its Partners Network that provided them with the opportunity to invest in the Company's purchased debt. Under the terms of the agreement, the franchisees had the opportunity to invest from 10% to 20% of the Company's monthly investment in purchased debt, with their return based on actual collections.

A similar program continued in 2006, effective for debt purchases in the fourth quarter of 2005. As of December 31, 2011 and 2010, the remaining investments by the franchisees under these plans are approximately $1,734 and $1,734, respectively. These amounts have been classified as a contra-asset to purchased debt in the accompanying consolidated balance sheets.

The program was discontinued prospectively during the year ended December 31, 2010.

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At December 31, 2011, the Company had obligations outstanding to purchase $401.8 million in face value of debt at an aggregate price of $35.1 million during the next year under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

On September 26, 2011, CCL, one of the Company's subsidiaries in Canada, received a letter from the Canada Revenue Agency (“CRA”) which outlined CRA's preliminary findings of its review of CCL's compliance with the harmonized sales tax (“HST”) for the four years ended June 30, 2011.  In addition to requesting additional information intended to allow CCL to clarify its compliance with the HST requirements, the inquiry also identified CRA's proposed HST adjustments, which are approximately $1.3 million, not including interest. The Company does not believe the proposed adjustments apply to CCL and believes it has sufficient support for the technical merits of its position.  The Company has furnished the information requested by the CRA and provided a detailed explanation of its position and HST compliance.  At the time of this filing, it remains unknown what adjustments, interest, or penalties, if any, will ultimately be imposed on the Company with respect to this matter.  Accordingly, the Company does not believe the CRA's notice meets the GAAP criteria for recognition of a loss contingency in its results of operations for the period ended December 31, 2011.

Litigation

From time to time the Company is a defendant in litigation alleging violations of applicable state and federal laws by the Company or the Partners Network acting on its behalf.  These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging for each of us, the Partners Network and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. Management believes the range of reasonably possible loss for outstanding claims beyond those previously accrued is between zero and $2.0 million.  The Company accrues for loss contingencies as they become probable and estimable.

14. Related-Party Transactions

Notes Payable/Receivable to/from Related Parties

At December 31, 2011 and 2010, the Company had notes payable of $1,439 and $1,680 to individuals who are deemed related parties because of their relationship with the Company's founder and current Chairman of the Board. These notes payable relate to a stock redemption plan that redeemed all of the shares formally owned by these individuals, but left the promissory notes held by these individuals outstanding, and are included in notes payable in the financial statements.

At December 31, 2011 and 2010, the Company had notes receivable of $1,261 and $1,598, respectively from employees, former employees, and franchises owned by certain officers, directors, and stockholders.

Amounts Due To/From Related Parties

At December 31, 2011 and 2010, the Company had accounts payable, net of accounts receivable, totaling $3,060 and $2,935, respectively, due to franchises owned by certain officers, directors, and stockholders.

Revenues

Collections on our purchased debt and contingent debt collections are our primary sources of revenues as described in Note 2. Revenues are not accounted for on an individual franchise basis. Collections by officer-owned franchises totaled $32,994, $26,593, and $32,409 for the years ended December 31, 2011, 2010, and 2009, respectively.

Servicing Fees

We paid servicing fees, net of royalties, to officer-owned franchises totaling $9,421, $7,445, and $5,151 for the years ended December 31, 2011, 2010, and 2009, respectively.

Management Fees

The Company pays a management fee to a private equity firm which manages both its own investment in Parent, and the investments of others in Parent. The fee is related to services provided for management and administrative oversight, and strategic and tactical planning and advice. The fees for each of the years ended December 31, 2011, 2010, and 2009 were $500.

15. Significant Concentrations and Significant Customers

Gross collection percentages derived from franchises that represented a significant amount of the Company's revenues for the year ended December 31, 2011 are as follows:

2011
Franchise A	8.4%
Franchise B	7.3
Franchise C	6.0
Franchise D	5.7
Franchise E	5.2

At December 31, 2011 and 2010, the Company had trade receivables due from these franchises totaling approximately $142 and $40, respectively.

While the Company typically purchases debt portfolios from several different sources, most of the debt has historically been originated at approximately 10 major banks and credit card issuers. Debt issuers that represented a significant share of the Company's purchases are as follows:

2011
Issuer A	19.6%
Issuer B	19.5
Issuer C	14.6
Issuer D	12.5
Issuer E	11.6

The Company generally sells debt accounts to multiple sources based on the best pricing available at the time of sale. Debt purchasers that represented a significant share of the Company's sales are as follows:

2011
Buyer A	40.4%
Buyer B	13.8
Buyer C	9.2
Buyer D	7.0
Buyer E	5.0

16. Segment Information

In its operation of the business, the chief operating decision maker ("CODM"), our Chief Executive Officer, reviews certain financial information, including segment statements of operations prepared on a basis not consistent with GAAP. The segment information within this note is reported on that basis. The CODM evaluates this information in deciding how to allocate resources and in assessing performance. During 2011, due to the growth of our Canadian operations as a percentage of our consolidated results, we have identified two reportable operating segments: Canada operations and Domestic operations. Included within the Domestic segment are several operating segments that meet the aggregation criteria of ASC 280 based on similarities among the operating units including homogeneity of operations, assets, and use of technology.

The accounting policies of our two segments are the same as those described in the summary of significant accounting policies in Note 2. All purchased debt owned by the Canada segment has been accounted for under the cost recovery method of accounting. The Company is currently considering a prospective application of level yield accounting for its Canadian purchased debt assets beginning in 2012.

The following tables present the Company's operating segment results for the years ended December 31, 2011, 2010, and 2009:

Cash Proceeds on Purchased Debt:

	December 31,
Cash Proceeds on Purchased Debt	2011	2010	2009
Domestic	$434,740	$323,263	$288,232
Canada	35,940	13,817	7,323
Consolidated	$470,680	$337,080	$295,555

Total Revenues:

	December 31,
Total Revenues	2011	2010	2009
Domestic	$215,030	$124,494	$173,231
Canada	15,809	6,482	2,877
Consolidated	$230,839	$130,976	$176,108

Adjusted EBITDA:

	December 31,
Adjusted EBITDA(1)	2011	2010	2009
Domestic	$236,130	$182,668	$165,160
Canada	29,550	10,701	4,615
Consolidated	$265,680	$193,369	$169,775

(1)     Segment Adjusted EBITDA is calculated consistently with the methodology used to report the Company's consolidated Adjusted EBITDA, except with regard to the costs of certain overhead items that may benefit both operating segments. The costs of these overhead items are included in the calculation of Domestic Adjusted EBITDA, but have not been allocated to Canada. This treatment of certain overhead costs is consistent with chief operating decision maker review.

Segment net income or loss is not presented consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

	Year Ended
Reconciliation of Net Loss to	December 31,
Adjusted EBITDA ($ in thousands)	2011	2010	2009
Net loss	$(41,121)	$(73,524)	$(15,405)
Interest expense	49,113	45,982	45,481
Interest income	(1,675)	(234)	(165)
Income tax expense (benefit)	2,805	(11,012)	(9,300)
Depreciation and amortization	5,264	5,517	5,190
EBITDA	14,386	(33,271)	25,801
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	223,619	153,611	94,081
Amortization of step-up of carrying value(2)	274	534	1,089
Change in valuation allowance(3)	25,764	66,477	45,709
Certain other or non-cash expenses
Stock option expense(4)	301	903	1,778
Loss on debt extinguishment	—	2,761	—
Other(5)	1,336	2,354	1,317
Adjusted EBITDA	$265,680	$193,369	$169,775

Segment assets were as follows as of December 31, 2011 and 2010:

	December 31,
Total Assets	2011	2010
Domestic	$460,216	$459,888
Canada	10,378	7,067
Consolidated	$470,594	$466,955

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material during the fiscal years ended December 31, 2011, 2010, and 2009.

17. Quarterly Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

Quarter Ended	March 31	June 30	September 30	December 31	Total
2011
Total revenues	$56,058	$59,709	$58,866	$56,206	$230,839
Total expenses	48,379	56,856	56,474	59,391	221,100
Operating income (loss)	7,679	2,853	2,392	(3,185)	9,739
Total other expense	12,332	12,505	10,915	12,303	48,055
Loss before income taxes	(4,653)	(9,652)	(8,523)	(15,488)	(38,316)
Income tax expense	(566)	(701)	(837)	(701)	(2,805)
Net loss	(5,219)	(10,353)	(9,360)	(16,189)	(41,121)
Less: Net income attributable to the noncontrolling interest	188	242	282	157	869
Net loss attributable to SquareTwo	$(5,407)	$(10,595)	$(9,642)	$(16,346)	$(41,990)

2010
Total revenues	$46,851	$(1,750)	$41,509	$44,366	$130,976
Total expenses	40,361	40,367	42,512	42,593	165,833
Operating income (loss)	6,490	(42,117)	(1,003)	1,773	(34,857)
Total other expense	10,528	14,418	12,076	12,657	49,679
Loss before income taxes	(4,038)	(56,535)	(13,079)	(10,884)	(84,536)
Income tax benefit (expense)	1,493	9,382	152	(15)	11,012
Net loss	(2,545)	(47,153)	(12,927)	(10,899)	(73,524)
Less: Net income attributable to the noncontrolling interest	—	—	—	26	26
Net loss attributable to SquareTwo	$(2,545)	$(47,153)	$(12,927)	$(10,925)	$(73,550)

18. Supplemental Guarantor Information

The payment obligations under the Second Lien Notes (see Note 7) are fully and unconditionally guaranteed on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) existing and future domestic subsidiaries (“Guarantor Subsidiaries”) that guarantee, or are otherwise obligors with respect to, indebtedness under the Borrower’s senior revolving credit facility. The Second Lien Notes are not guaranteed by Parent.

The consolidating financial information presented below reflects information regarding the Borrower, the issuer of the Second Lien Notes, the Guarantor Subsidiaries, and all other subsidiaries of the Borrower (“Non-Guarantor Subsidiaries”). This basis of presentation is not intended to present the financial condition, results of operations or cash flows of the Company, the Borrower, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. The consolidating information is prepared in accordance with the same accounting policies as are applied to the Company’s consolidated financial statements except for accounting for income taxes of the Guarantor Subsidiaries, which is reflected entirely in the Borrower’s financial statements as all material Guarantor Subsidiaries are disregarded entities for tax purposes and are combined with the Borrower in the consolidated income tax return of Parent.

The presentation of the Borrower’s financial statements represents the equity method of accounting for the Guarantor and Non-Guarantor Subsidiaries. The results of operations of the Guarantor and Non-Guarantor Subsidiaries reflects certain expense allocations from the Borrower, which are made in relation to the intercompany balances and the intercompany usage of the Borrower’s assets.

Effective January 1, 2011, the Company changed the allocation methodology of certain revenues and expenses between the Borrower and the Guarantor Subsidiaries.  The change does not affect the net income of either the Borrower or the

Guarantor Subsidiaries, and it has no impact on the revenues, expenses, or net income of the Non-Guarantor Subsidiaries.  For comparability purposes, the information presented for 2010 is being presented consistent with the new methodology and not with the methodology utilized in the Company’s previously issued financial statements for the year ended December 31, 2010.

Consolidating Balance Sheets

	December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$9	$82	$2,566	$—	$2,657
Restricted cash	(93)	12,540	—	—	12,447
Receivables:
Contingent clients	3	214	—	—	217
Trade, net of allowance for doubtful accounts	648	(84)	39	—	603
Notes receivable, net of allowance for doubtful accounts	564	—	221	—	785
Purchased debt, net	249	236,815	6,349	—	243,413
Property and equipment, net	24,375	29	270	—	24,674
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	12,909	1,148	393	—	14,450
Investment in subsidiaries	254,681	—	—	(254,681)	—
Total assets	$464,124	$250,744	$10,407	$(254,681)	$470,594
Liabilities and equity
Payables:
Contingent clients	$150	$92	$—	$—	$242
Accounts payable, trade	3,167	5	43	—	3,215
Payable from trust accounts	1,468	187	18	—	1,673
Payable to parent	—	368,361	—	(368,361)	—
Taxes payable	68	—	2,153	—	2,221
Accrued expenses and other liabilities	25,563	91	530	—	26,184
Deferred tax liability	9,471	—	(5)	—	9,466
Line of credit	144,159	—	—	—	144,159
Notes payable, net of discount	287,652	—	2,618	—	290,270
Obligations under capital lease agreements	3,208	—	—	—	3,208
Total liabilities	474,906	368,736	5,357	(368,361)	480,638
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	189,895	(684)	2,433	(1,749)	189,895
Accumulated deficit	(200,677)	(117,308)	1,878	115,429	(200,678)
Accumulated other comprehensive loss	—	—	(341)	—	(341)
Total equity (deficiency) before noncontrolling interest	(10,782)	(117,992)	3,970	113,680	(11,124)
Noncontrolling interest	—	—	1,080	—	1,080
Total equity (deficiency)	(10,782)	(117,992)	5,050	113,680	(10,044)
Total liabilities and equity (deficiency)	$464,124	$250,744	$10,407	$(254,681)	$470,594

	December 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$(254)	$77	$2,041	$—	$1,864
Restricted cash	2,879	9,080	—	—	11,959
Receivables:
Contingent clients	223	240	—	—	463
Trade, net of allowance for doubtful accounts	528	(37)	49	—	540
Notes receivable, net of allowance for doubtful accounts	920	(48)	—	—	872
Taxes receivable, including interest	15,946	—	—	—	15,946
Purchased debt, net	522	220,810	4,362	—	225,694
Property and equipment, net	21,812	65	43	—	21,920
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	15,696	628	25	—	16,349
Investment in subsidiaries	228,682	—	—	(228,682)	—
Total assets	$457,733	$230,815	$7,089	$(228,682)	$466,955
Liabilities and equity
Payables:
Contingent clients	$676	$311	$—	$—	$987
Accounts payable, trade	790	18	246	—	1,054
Payable from trust accounts	1,652	243	—	—	1,895
Payable to Borrower	—	304,770	—	(304,770)	—
Taxes payable	—	—	251	—	251
Accrued expenses and other liabilities	19,623	79	45	—	19,747
Deferred tax liability	9,438	—	(5)	—	9,433
Line of credit	106,226	—	5,114	—	111,340
Notes payable, net of discount	287,173	—	2,835	—	290,008
Obligations under capital lease agreements	1,315	—	—	—	1,315
Total liabilities	426,893	305,421	8,486	(304,770)	436,030
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	189,528	1,591	2,113	(3,704)	189,528
Accumulated deficit	(158,688)	(76,197)	(3,595)	79,792	(158,688)
Accumulated other comprehensive loss	—	—	(126)	—	(126)
Total equity (deficiency) before noncontrolling interest	30,840	(74,606)	(1,608)	76,088	30,714
Noncontrolling interest	—	—	211	—	211
Total equity (deficiency)	30,840	(74,606)	(1,397)	76,088	30,925
Total liabilities and equity (deficiency)	$457,733	$230,815	$7,089	$(228,682)	$466,955

Consolidating Statements of Operations

	Year Ended December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$8,908	$202,801	$15,359	$—	$227,068
Contingent debt	2,085	992	384	—	3,461
Other revenue	(72)	31	351	—	310
Total revenues	10,921	203,824	16,094	—	230,839
Expenses
Collection expenses on:
Purchased debt	—	165,160	5,376	—	170,536
Contingent debt	2,582	42	—	—	2,624
Other direct operating expenses	—	2,115	—	—	2,115
Salaries and payroll taxes	6,050	20,027	683	—	26,760
General and administrative	3,183	10,092	526	—	13,801
Depreciation and amortization	73	5,175	16	—	5,264
Total expenses	11,888	202,611	6,601	—	221,100
Operating income (loss)	(967)	1,213	9,493	—	9,739
Other expense
Interest expense	6,283	42,309	521	—	49,113
Other expense (income)	(1,227)	14	155	—	(1,058)
Total other expense	5,056	42,323	676	—	48,055
Income (loss) before income taxes	(6,023)	(41,110)	8,817	—	(38,316)
Income tax expense	(329)	—	(2,476)	—	(2,805)
Income from subsidiaries	(35,638)	—	—	35,638	—
Net income (loss)	(41,990)	(41,110)	6,341	35,638	(41,121)
Less: Net income attributable to the noncontrolling interest	—	—	869	—	869
Net income (loss) attributable to SquareTwo	$(41,990)	$(41,110)	$5,472	$35,638	$(41,990)

	Year Ended December 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$554	$109,547	$6,001	$—	$116,102
Contingent debt	11,994	1,718	418	—	14,130
Other revenue	42	152	550	—	744
Total revenues	12,590	111,417	6,969	—	130,976
Expenses
Collection expenses on:
Purchased debt	—	109,163	1,464	—	110,627
Contingent debt	9,587	110	—	—	9,697
Other direct operating expenses	—	2,477	—	—	2,477
Salaries and payroll taxes	8,216	14,247	1,676	—	24,139
General and administrative	4,101	8,898	377	—	13,376
Depreciation and amortization	119	4,552	846	—	5,517
Total expenses	22,023	139,447	4,363	—	165,833
Operating income (loss)	(9,433)	(28,030)	2,606	—	(34,857)
Other expense
Interest expense	11,955	33,372	655	—	45,982
Other	3,697	—	—	—	3,697
Total other expense	15,652	33,372	655	—	49,679
Income (loss) before income taxes	(25,085)	(61,402)	1,951	—	(84,536)
Income tax benefit (expense)	11,258	—	(246)	—	11,012
Income from subsidiaries	(59,723)	—	—	59,723	—
Net income (loss)	(73,550)	(61,402)	1,705	59,723	(73,524)
Less: Net income attributable to the noncontrolling interest	—	—	26	—	26
Net income (loss) attributable to SquareTwo	$(73,550)	$(61,402)	$1,679	$59,723	$(73,550)

	Year Ended December 31, 2009
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$4,394	$147,704	$2,463	$—	$154,561
Contingent debt	17,819	2,728	308	—	20,855
Other revenue	55	302	335	—	692
Total revenues	22,268	150,734	3,106	—	176,108
Expenses
Collection expenses on:
Purchased debt	—	100,826	1,063	—	101,889
Contingent debt	14,252	227	—	—	14,479
Other direct operating expenses	—	2,951	—	—	2,951
Salaries and payroll taxes	5,391	12,343	1,111	—	18,845
General and administrative	3,878	7,423	343	—	11,644
Depreciation and amortization	928	3,380	882	—	5,190
Total expenses	24,449	127,150	3,399	—	154,998
Operating income (loss)	(2,181)	23,584	(293)	—	21,110
Other expense
Interest expense	10,606	34,143	732	—	45,481
Other	334	—	—	—	334
Total other expense	10,940	34,143	732	—	45,815
Loss before income taxes	(13,121)	(10,559)	(1,025)	—	(24,705)
Income tax benefit	9,300	—	—	—	9,300
Income from subsidiaries	(11,584)	—	—	11,584	—
Net income (loss)	(15,405)	(10,559)	(1,025)	11,584	(15,405)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to SquareTwo	$(15,405)	$(10,559)	$(1,025)	$11,584	$(15,405)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(41,990)	$(41,110)	$6,341	$35,638	$(41,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73	5,175	16	—	5,264
Amortization of loan origination fees and debt discount	3,511	—	—	—	3,511
Recovery of step-up in basis of purchased debt	274	—	—	—	274
Change in valuation allowance of purchased debt	—	25,764	—	—	25,764
Expenses for stock options	205	96	—	—	301
Other non-cash expense	5,055	(2,020)	(362)	—	2,673
Deferred tax provision (benefit)	33	—	—	—	33
Equity in subsidiaries	35,638	—		(35,638)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	16,014	—	1,971	—	17,985
Restricted cash	2,971	(3,459)	—	—	(488)
Other assets	(4,680)	1,203	312	—	(3,165)
Accounts payable and accrued liabilities	7,606	(274)	325	—	7,657
Net cash provided by (used in) operating activities	24,710	(14,625)	8,603	—	18,688
Investing activities
Investment in purchased debt	—	(244,959)	(22,745)	—	(267,704)
Proceeds applied to purchased debt principal	—	203,190	20,429	—	223,619
Net proceeds from notes receivable	391	—	(230)	—	161
Investment in subsidiaries	(56,399)	—	—	56,399	—
Purchases of property and equipment including capitalized interest	(4,173)	—	(243)	—	(4,416)
Net cash provided by (used in) investing activities	(60,181)	(41,769)	(2,789)	56,399	(48,340)
Financing activities
Proceeds from (repayment of) investment by parent, net	66	56,399	—	(56,399)	66
Payments on notes payable, net	(241)	—	(216)	—	(457)
Proceeds from lines-of-credit	482,668	—	22,309	—	504,977
Payments on lines-of-credit	(444,735)	—	(27,313)	—	(472,048)
Origination fees on the lines-of-credit	(450)	—	—	—	(450)
Payments on capital lease obligations	(1,574)	—	—	—	(1,574)
Net cash provided by (used in) financing activities	35,734	56,399	(5,220)	(56,399)	30,514
Increase (decrease) in cash and cash equivalents	263	5	594	—	862
Impact of foreign currency translation on cash	—	—	(69)	—	(69)
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$9	$82	$2,566	$—	$2,657
Supplemental cash flow information
Cash paid for interest	$43,358	$2,198	$546	$—	$46,102
Cash paid (received) for income taxes	(15,463)	—	323	—	(15,140)
Property and equipment financed with capital leases	3,454	—	—	—	3,454

	Year Ended December 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(73,550)	$(61,402)	$1,705	$59,723	$(73,524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	119	4,552	846	—	5,517
Amortization of loan origination fees	2,671	—	3	—	2,674
Recovery of step-up in basis of purchased debt	534	—	—	—	534
Change in valuation allowance of purchased debt	—	66,601	(124)	—	66,477
Expenses for stock options	174	729	—	—	903
Loss on debt extinguishment	2,761	—	—	—	2,761
Other non-cash expense	2,605	221	(19)	—	2,807
Deferred tax provision (benefit)	(11,261)	—	(5)	—	(11,266)
Paid in kind interest	366	2,275	—	—	2,641
Equity in subsidiaries	59,723	—	—	(59,723)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	2,601	—	251	—	2,852
Restricted cash	1,212	(977)	—	—	235
Other assets	(1,544)	144	134	—	(1,266)
Accounts payable and accrued liabilities	5,897	(322)	(9)	—	5,566
Net cash provided by (used in) operating activities	(7,692)	11,821	2,782	—	6,911
Investing activities
Investment in purchased debt	—	(164,117)	(7,706)	—	(171,823)
Proceeds applied to purchased debt principal	—	145,776	7,835	—	153,611
Net proceeds from notes receivable	267	—	—	—	267
Investment in subsidiaries	(6,538)	—	—	6,538	—
Purchases of property and equipment including capitalized interest	(4,301)	(37)	(19)	—	(4,357)
Net cash provided by (used in) investing activities	(10,572)	(18,378)	110	6,538	(22,302)
Financing activities
Proceeds from (repayments of) investment by Parent, net	(30)	6,538	—	(6,538)	(30)
Proceeds from senior notes issued, net	284,969	—	—	—	284,969
Payments on notes payable, net	(245,805)	—	(217)	—	(246,022)
Proceeds from lines-of-credit	445,977	—	8,656	—	454,633
Payments on lines-of-credit	(449,642)	—	(10,100)	—	(459,742)
Origination fees on lines-of-credit and notes payable	(14,250)	—	—	—	(14,250)
Prepayment penalties on debt extinguishment	(1,184)	—	—	—	(1,184)
Payments on capital lease obligations	(1,761)	—	—	—	(1,761)
Net cash provided by (used in) financing activities	18,274	6,538	(1,661)	(6,538)	16,613
Increase (decrease) in cash and cash equivalents	10	(19)	1,231	—	1,222
Impact of foreign currency translation on cash	—	—	216	—	216
Cash and cash equivalents at beginning of period	(264)	96	594	—	426
Cash and cash equivalents at end of period	$(254)	$77	$2,041	$—	$1,864
Supplemental cash flow information
Cash paid for interest	$31,070	$3,373	$671	$—	$35,114
Cash received due to income tax refunds	(2,626)	—	—	—	(2,626)
Property and equipment financed with capital leases	726	—	—	—	726

	Year Ended December 31, 2009
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(15,405)	$(10,559)	$(1,025)	$11,584	$(15,405)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	928	3,380	882	—	5,190
Amortization of loan origination fees	4,612	—	4	—	4,616
Recovery of step-up in basis of purchased debt	1,089	—	—	—	1,089
Change in valuation allowance of purchased debt	1,279	44,287	143	—	45,709
Expenses for stock options	171	1,607	—	—	1,778
Loss on debt extinguishment	—	—	—	—	—
Other non-cash expense	1,829	90	(1)	—	1,918
Deferred tax provision (benefit)	13,607	—	—	—	13,607
Paid in kind interest	1,814	7,373	—	—	9,187
Equity in subsidiaries	11,584	—	—	(11,584)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(21,528)	—	—	—	(21,528)
Restricted cash	(1,374)	704	—	—	(670)
Other assets	(1,758)	(710)	472	—	(1,996)
Accounts payable and accrued liabilities	(7,334)	(384)	184	—	(7,534)
Net cash provided by (used in) operating activities	(10,486)	45,788	659	—	35,961
Investing activities
Investment in purchased debt	—	(105,653)	(2,854)	—	(108,507)
Proceeds applied to purchased debt principal	—	89,992	4,089	—	94,081
Net change in franchise debt purchase program	—	(962)	—	—	(962)
Net proceeds from notes receivable	211	—	—	—	211
Investment in subsidiaries	29,398	—	—	(29,398)	—
Purchases of property and equipment including capitalized interest	(6,779)	(9)	(38)	—	(6,826)
Net cash provided by (used in) investing activities	22,830	(16,632)	1,197	(29,398)	(22,003)
Financing activities
Proceeds from (repayments of) investment by Parent, net	50,059	(29,398)	—	29,398	50,059
Proceeds from senior notes issued, net	—	—	—	—	—
Payments on notes payable, net	(52,931)	(17)	(217)	—	(53,165)
Proceeds from lines-of-credit	310,095	—	874	—	310,969
Payments on lines-of-credit	(324,762)	—	(1,546)	—	(326,308)
Origination fees on lines-of-credit and notes payable	(2,468)	—	—	—	(2,468)
Prepayment penalties on debt extinguishment	—	—	—	—	—
Payments on capital lease obligations	(2,108)	—	—	—	(2,108)
Net cash provided by (used in) financing activities	(22,115)	(29,415)	(889)	29,398	(23,021)
Increase (decrease) in cash and cash equivalents	(9,771)	(259)	967	—	(9,063)
Impact of foreign currency translation on cash	—	—	(815)	—	(815)
Cash and cash equivalents at beginning of period	9,507	355	442	—	10,304
Cash and cash equivalents at end of period	$(264)	$96	$594	$—	$426
Supplemental cash flow information
Cash paid for interest	$24,561	$5,695	$730	$—	$30,986
Cash received due to income tax refunds	(1,378)	—	—	—	(1,378)
Property and equipment financed with capital leases	845	—	—	—	845

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding as amended, the stockholders of CA Holding that are party thereto and that collectively control a majority of the voting stock of CA Holding have agreed to vote such shares and to take all other action necessary to cause the CA Board to be comprised of no more than nine members, and to elect to the CA Board five directors designated by affiliates of KRG, and as long as he holds at least 5% of the outstanding common stock of CA Holding, P. Scott Lowery and an additional member of the CA Board designated by Mr. Lowery. The remaining members of the CA Board will be selected by the CA Board. CA Holding, through its control of 100% of our outstanding voting stock, is able to elect all of our directors. It has been our past practice that our Board of Directors has the same composition as the CA Board; however, there is no contractual requirement that it do so.

Current Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and executive officers as of February 24, 2012:

Name	Age	Position
P. Scott Lowery	53	Chairman of the Board of Directors
Paul A. Larkins	51	President, Chief Executive Officer and Director
L. Heath Sampson	41	Senior Vice President and Chief Financial Officer
Brian W. Tuite	42	Executive Vice President and Chief Business Development Officer
William A. Weeks	39	Senior Vice President and Chief Information Officer
J.B. Richardson, Jr.	29	Senior Vice President of Operations
Richard Roth	60	Senior Vice President and Chief Marketing Officer
Bethany S. Parker	31	Senior Vice President—Major Markets
Kristin A. Dickey	42	Senior Vice President—Human Resources
Mikel J. Burroughs	54	Senior Business Line Leader—Healthcare
Mark D. Erickson	46	Senior Business Line Leader—Commercial Business
Thomas G. Good	52	General Counsel and Secretary
Mark M. King	51	Director
Adam J. Geneser	29	Director
Christopher J. Lane	50	Director
Damon S. Judd	36	Executive Vice President, Assistant Secretary and Director
Kimberly S. Patmore	55	Director
Thomas W. Bunn	58	Director
Thomas R. Sandler	65	Director

All of our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified, unless his office is earlier vacated in accordance with the Bylaws of the Company, or with the applicable provisions of the General Corporation Law of the State of Delaware. Messrs. King, Geneser, Lane, Judd, and Sandler were appointed by KRG and Mr. Larkins was appointed by Mr. Lowery pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding.

Our officers are appointed by the Board of Directors and hold office until the expiration of their employment agreement, if such officer has entered into an employment agreement with the Company, or their earlier death, retirement, resignation or removal.

Employment Agreement with P. Scott Lowery. SquareTwo employs P. Scott Lowery as its Chairman of the Board of Directors pursuant to an Executive Employment Agreement dated August 5, 2005. The Executive Employment Agreement provided for an initial three-year term with automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Lowery for cause in certain circumstances. The Executive Employment Agreement provides Mr. Lowery with an annual base salary of $350,000, a discretionary bonus, benefits that are generally available to our other executive officers, and certain severance benefits if Mr. Lowery terminates his employment for good reason or if SquareTwo terminates his employment without cause. For a summary of Mr. Lowery's compensation and severance rights, see “Compensation Discussion and Analysis.”

Employment Agreement with Paul A. Larkins. Effective as of April 6, 2009, SquareTwo and Paul A. Larkins entered into an Executive Employment Agreement pursuant to which Mr. Larkins agreed to serve as the President and Chief Executive Officer of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Larkins for cause in certain circumstances. The Executive Employment Agreement provides for a base salary of $500,000 together with an incentive compensation bonus in an amount with a targeted bonus of 100% if certain projected Adjusted EBITDA milestones are met, and/or other tangible financial metrics and management bonus objectives to be established periodically by the Compensation Committee are met.

The Executive Employment Agreement requires Mr. Larkins to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a one year non-compete and non-solicitation agreement which expires one year following Mr. Larkins termination as an employee. The Executive Employment Agreement contains certain severance provisions which are described in “Compensation Discussion and Analysis” under the heading “Severance and Change in Control Agreements.”

Employment Agreement with L. Heath Sampson. Effective as of August 3, 2009, SquareTwo and L. Heath Sampson entered into an Executive Employment Agreement pursuant to which Mr. Sampson agreed to serve as the Chief Financial Officer of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Sampson for cause in certain circumstances. For 2011, the Executive Employment Agreement provided for a base salary of $300,000.

The Executive Employment Agreement requires Mr. Sampson to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a one year non-compete and non-solicitation agreement, which expires one year following Mr. Sampson termination as an employee.
The Executive Employment Agreement contains certain severance provisions which are described in “Compensation Discussion and Analysis” under the heading “Severance and Change in Control Agreements.”

Employment Agreement with Brian W. Tuite. Effective as of July 29, 2009, SquareTwo Financial Corporation and Brian Tuite entered into an Executive Employment Agreement pursuant to which Mr. Tuite agreed to serve as the Chief Business Development Officer of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Tuite for cause in certain circumstances. For 2011, the Executive Employment Agreement provided for a base salary of $250,000.

The Executive Employment Agreement requires Mr. Tuite to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a one year non-compete and non-solicitation agreement which expires one year following Mr. Tuite termination as an employee.
The Executive Employment Agreement contains certain severance provisions which are described in “Compensation Discussion and Analysis” under the heading “Severance and Change in Control Agreements.”
Background of Directors and Officers. The following is a description of the business background of the directors and executive officers of the Company.

P. Scott Lowery, our co-founder, has served as the Chairman of our Board of Directors since our founding in 1994. From 1994 through December 2009, Mr. Lowery was our Chief Executive Officer. He also served as our President from

November 2002 until April 2009. Mr. Lowery also owns two of our franchises. Mr. Lowery received his Bachelor of Science Degree in Business Administration from the University of Denver and his Juris Doctorate from the University of Denver College of Law. The Board of Directors determined that Mr. Lowery should serve as a director due to his experience as the founder of the company and CEO during its formative stages, his extensive experience in the accounts receivable management industry and his alignment with the shareholders through his extensive shareholdings.

Paul A. Larkins has been our President and one of our directors since April 2009. Effective January 2010, he was appointed as our Chief Executive Officer. Mr. Larkins was the Chief Executive Officer and President of Key National Finance in Superior, Colorado from May 1998 until April 2009. Prior to this role Mr. Larkins served as a Senior Executive Vice President with Key Bank USA and KeyCorp Leasing Ltd. Prior to KeyCorp, Mr. Larkins held regional and national roles with USL Capital and IBM. Mr. Larkins received his Bachelor of Science degree in Economics and Business Administration from St. Mary's College of California. Additionally, he is a graduate of the Institute of Lease Management at Columbia University and the Stonier Graduate School of Banking at the University of Delaware. The Board of Directors determined that Mr. Larkins should serve as a director due to his extensive experience in the finance industry, his knowledge of management techniques garnered through leading corporate organizations and his ability at developing and implementing strategic initiatives.

L. Heath Sampson has been our Senior Vice President and Chief Financial Officer since September 2009. Prior to joining us, Mr. Sampson was employed by First Data Corporation in various corporate governance and divisional chief financial officer roles from 2001 until September 2009. Prior to joining First Data Corporation, Mr. Sampson was employed from 1994 until 2001 by Arthur Andersen, LLP. Mr. Sampson earned both his Bachelor's Degree in accounting and Master's Degree in Accounting from the University of Denver.

Brian W. Tuite has been our Executive Vice President and Chief Business Development Officer since August 2009. Prior to joining us, Mr. Tuite was employed by Bank of America in its Credit Card division, where he served on the Credit Card Leadership Team as a sales and marketing executive in the Affinity Card and Latin America credit card businesses following Bank of America's acquisition of MBNA. Prior to that, Mr. Tuite spent 14 years with MBNA holding a variety of positions including Senior Executive Vice President, Customer Marketing Director and Customer Segmentation Leader. Mr. Tuite received his Bachelor of Business Administration in Management Information Systems from the University of Oklahoma.

William A. Weeks has been our Senior Vice President and Chief Information Officer since April 2010. Prior to joining us, Mr. Weeks was the Senior Vice President and Chief Information Officer of Key Equipment Finance, Inc. from 2005 until 2010. Mr. Weeks earned his Sigma Six certification and a Certificate in Executive Management from the University of Colorado at Boulder. He currently serves as the Immediate Past President of the Colorado Chapter of the Society for Information Management and is a member and mentor for the Chief Information Officer (CIO) Executive Council.

James B. Richardson has been our Senior Vice President of Operations since September 2010. Before assuming that role, Mr. Richardson was our Vice President of Strategic Development. Prior to joining us, Mr. Richardson was employed by KRG as an Associate from 2007 to 2009. From 2004 to 2007, Mr. Richardson was an Analyst at Wachovia Capital Markets, LLC, the investment banking subsidiary of Wachovia Corporation. Mr. Richardson earned his Bachelor of Arts in Economics and Commerce from Hampden-Sydney College.

Richard Roth has been our Senior Vice President and Chief Marketing Officer since August 2009. Previously, he was the Senior Vice President of Global Marketing for ProLogis Corp from 2002 to 2008. He also held the positions of Vice President of Global Marketing and Communications at Level 3 Communications from 1998 to 2001 and Vice President of Global Marketing and Communications at Corporate Express from 1993 to 1998. Mr. Roth received his Bachelor's Degree in Philosophy from St. Mary's College.

Bethany S. Parker has been our Senior Vice President—Major Markets since September 2010. Before assuming that role, Ms. Parker served in a variety of positions in the Operations arena, including senior management roles with us since joining Collect America, Ltd., SquareTwo's predecessor, in April 2001. Ms. Parker attended the University of New Hampshire Whittemore School Of Business and Economics as well as the University of Colorado at Denver.

Kristin A. Dickey has been our Senior Vice President—Human Resources since March 2011. Previously, she was a Senior Director of Human Resources at Orbitz Worldwide from 1992 to 2011. Ms. Dickey received her Bachelor's Degree from the University of Wyoming.

Mikel J. Burroughs has been our Senior Business Line Leader—Healthcare since July 2007. Before assuming that role, Mr. Burroughs served as Vice President—Operations of our subsidiary, Healthcare Funding Solutions. Prior to joining Healthcare Funding Solutions, Mr. Burroughs served as a Brigade Commander (Colonel) in the United States Army from

August 2005 until October 2006. Mr. Burroughs received his Bachelor of Management from Illinois State University and his Masters in Strategic Studies from the United States Army War College.

Mark D. Erickson has been our Senior Business Line Leader—Commercial since November 2010. Prior to joining us, Mr. Erickson held multiple executive level positions from 1994 to 2009 with Key Equipment Finance, Inc., a unit of KeyCorp, engaged in small and mid-ticket commercial equipment finance and leasing. His roles included management positions in credit underwriting, lease syndications, asset management, and sales and marketing. Mr. Erickson holds a Bachelor of Arts from the University of Denver, and a Masters in Business Administration from Washington University.

Thomas G. Good has been our General Counsel since August 2006. In November 2008, he was appointed as our Secretary. Prior to joining us, Mr. Good was the General Counsel of Asset Acceptance Capital Corporation from 2004 to 2006. Mr. Good received both his Bachelor of Business Administration and his Juris Doctorate from the University of Michigan.

Mark M. King has been one of our directors since August 2005. Mr. King is a co-founder and Managing Director of KRG and has over 23 years of experience in private equity, buyouts and corporate finance. Mr. King has served as a member of the KRG Investment Committee since KRG's inception and as the lead Managing Director for KRG's investments in numerous KRG acquisitions. Prior to forming KRG, Mr. King led many industry consolidating transactions in areas such as industrial distribution, telecommunications and engineering services, and co-founded Industrial Services Technologies, Inc., a provider of maintenance services to the refinery, fertilizer and chemicals industries. Mr. King also served as President and Vice Chairman of Industrial Services Technologies, Inc. prior to its sale to another industry consolidator. Mr. King attended the University of Denver, Menlo College and the University of Oklahoma. The Board of Directors determined that Mr. King should serve as a director due to his role as a Managing Director of KRG and substantial financial and operational experience.

Adam J. Geneser has been one of our directors since November 2011. Mr. Geneser is a Senior Associate of KRG, and has held several positions with the firm since joining it in 2005.  Prior to joining KRG, Mr. Geneser was an investment banker at J.P. Morgan.  Mr. Geneser earned a BS degree in Business Administration with a focus in Finance and Accounting from the University of Denver. The Board of Directors determined that Mr. Geneser should serve as a director because of his extensive knowledge of the Company gained through working closely with the Company since 2005 and his knowledge of the working of the capital markets.

Christopher J. Lane has been one of our directors since August 2005. Mr. Lane is a Managing Director of KRG and has served on KRG's investment committee since 1997. Mr. Lane has over 25 years of diverse business experience as a principal and advisor in corporate strategy, business development, finance and operations, and has been involved with numerous corporate transactions, including mergers, acquisitions, recapitalizations, public offerings and going-private transactions. Prior to joining KRG, Mr. Lane was a partner in a certified public accounting and consulting firm. Mr. Lane graduated from the University of California, Irvine with a Bachelor of Arts in Economics and a Master of Business Administration in Management. The Board of Directors determined that Mr. Lane should serve as a director due to his financial and accounting background, and his extensive experience in strategic transactions.

Damon S. Judd has been our Executive Vice President, Assistant Secretary and one of our directors since August 2005. Mr. Judd is a Principal of KRG, and has held several positions with the firm since joining it in 2004. Prior to joining KRG, Mr. Judd worked for The Cypress Group L.L.C., a New York-based private equity fund, from 2000 to 2002. Prior to that, he worked for J.P. Morgan in its Industrials Mergers and Acquisitions group. Mr. Judd earned a Bachelor of Arts degree in Economics and Political Science from Yale University and received his Master of Business Administration from Harvard Business School. The Board of Directors determined that Mr. Judd should serve as a director due to his knowledge of financial transactions and his extensive experience working with us since the time of KRG's involvement with us.

Kimberly S. Patmore has been a Director since September 2010. Ms. Patmore was the Chief Financial Officer and Executive Vice President of First Data Corporation, a leading provider of electronic commerce and payment solutions for merchant, financial institutions, and card issuers, from February 2000 to 2008. Ms. Patmore joined First Data Corporation as Controller in 1992 and held various divisional chief financial officer roles. Ms. Patmore graduated from the University of Toledo with a Bachelor of Arts in Accounting. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. The Board of Directors determined that Ms. Patmore should serve as a director due to her significant experience in accounting, finance and compliance matters.

Thomas W. Bunn has been a director since November 2010. Mr. Bunn was employed by KeyCorp from 2002 until 2008, serving as the President of Key Corporate and Investment Banking from 2002-2005 and serving as the Vice Chairman of KeyCorp and President of Key National Banking from 2005 to 2008. Prior to his tenure with KeyCorp, Mr. Bunn was employed by Bank of America from 1977 to 2000 in a number of management positions including Managing Director of

Syndications and Leveraged Finance, Managing Director and Head of Global Debt Capital Markets and Managing Director and Head of Leveraged Finance and EMEA. Mr. Bunn graduated from Wake Forest University with a Bachelor of Science in Business Administration and from the University of North Carolina at Chapel Hill with a Masters of Business Administration. Mr. Bunn is currently a member of the Wake Forest University Board of Trustees. The Board of Directors determined that Mr. Bunn should serve as a director due to his strong executive business experience, demonstrated capability for strategic thought and his expertise in corporate finance.

Thomas R. Sandler has been a Director since December 2010. Mr. Sandler was the President of Thule Organization Systems, Inc., a leading consumer product provider, from May 2004 until July 2009. Prior to that he was employed by Samsonite Corporation, where from May 1995 until February 1998 he was Worldwide Chief Financial Officer and from February 1998 until May 2004 he was the President of the Americas. Mr. Sandler graduated from Ithaca College with a Bachelor of Science Degree in Accounting and from State University of New York—Binghamton with a Master's of Science Degree, Accounting with a Finance Emphasis. Mr. Sandler is a Certified Public Accountant. The Board of Directors determined that Mr. Sandler should serve as a director due to his many years of senior business management experience, dedication to assisting organizations achieve significant growth goals and his strong financial management experience.

Audit Committee

The Board of Directors has a standing Audit Committee. The Audit Committee of our Board of Directors is comprised of Kimberly Patmore, Thomas Sandler and Chris Lane, all of whom are independent under the NASDAQ listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has determined that each member of the Audit Committee is an "audit committee financial expert" as that term is defined in Item 407(d) of Regulation S-K. The Audit Committee Charter is available on the Company's website at www.squaretwofinancial.com. Information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

The Audit Committee held six meetings during 2011 and met informally between meetings. Audit Committee meetings are typically held in conjunction with scheduled meetings of the Board of Directors; however, the Audit Committee also holds meetings between meetings of the Board of Directors as needed. The Audit Committee holds executive sessions, which may include the Ernst & Young audit team.

The Audit Committee is primarily concerned with the integrity of the Company's consolidated financial statements, the effectiveness of the Company's internal control over financial reporting, the Company's compliance with legal and regulatory requirements, the independence, qualifications and performance of the independent auditors and the objectivity and performance of the Company's internal audit function. The Audit Committee is not responsible for the planning or conduct of the audits, or the determination that the Company's consolidated financial statements are complete and accurate and in accordance with GAAP.

The Audit Committee reviews and takes appropriate action with respect to the Company's annual and quarterly consolidated financial statements, the internal audit program, the confidential hot line and related ethics program and disclosures made with respect to the Company's internal controls. To facilitate its risk oversight functions, the Committee has regular interaction and briefings from the Company's office of General Counsel relating to significant litigation and the regulatory environment. The Committee also regularly consults with the Vice President - Internal Audit regarding compliance matters with Section 404 of the Sarbanes Oxley Act of 2002.

The Audit Committee adopted its charter in August 2010. As described in the charter, the Audit Committee's primary duties and responsibilities include:

•	Oversee the accounting and financial reporting processes of the Company and the audits of the Company's financial statements;

•
Assist the Board of Directors in overseeing: (A) the quality and integrity of the Company's financial statements; (B) the Company's compliance with legal and regulatory requirements; (C) the independent Auditors qualifications and independence; (D) the performance of the Company's internal audit function and independent auditors; and (E) the effectiveness of the Company's internal controls; and

•	Prepare any report required by the rules of the SEC to be included in any filing with the SEC.

Audit Committee Report

The Board of Directors has a standing Audit Committee. The Audit Committee held six meetings during 2011 and also met informally between meetings. The Audit Committee of our Board of Directors is comprised of Kimberly Patmore, Thomas Sandler and Chris Lane, all of whom are independent under the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that each member of the Audit Committee is an "audit committee financial expert" as that term is defined in Item 407(d) of Regulation S-K. The Audit Committee Charter is available on the Company's website at www.squaretwofinancial.com. Information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services, services related to internal controls and other services. The independent auditors and the Company's Chief Financial Officer periodically report to the Audit Committee regarding the services provided by the independent auditor in accordance with this pre-approval.

The Company's management has primary responsibility for establishing and maintaining effective internal controls over financial reporting, preparing the Company's consolidated financial statements in accordance with U.S. generally accepted accounting principles and managing the public reporting process. The Company's independent auditors are responsible for forming and expressing an opinion on the conformity of the Company's audited consolidated financial statements in accordance with U.S. generally accepted accounting principles, in all material respects.

The Audit Committee reviewed and discussed with management, the Company's audited consolidated financial statements for the year ended December 31, 2011, including a discussion of the acceptability and appropriateness of significant accounting policies. The Audit Committee discussed with the Company's independent auditors matters related to the conduct of the audit of the Company's consolidated financial statements. The Audit Committee also reviewed with management and the independent auditors the reasonableness of significant estimates and judgments made in preparing the consolidated financial statements, as well as the clarity of the disclosures in the consolidated financial statements and related notes.

The Audit Committee has discussed with the Company's independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, as amended.

The Audit Committee has received written communications from Ernst & Young as required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with Ernst & Young their independence. The Audit Committee has concluded that the audit and permitted non-audit services which were provided by Ernst &Young in 2011 were compatible with, and did not negatively impact, their independence.

In 2011 the Audit Committee met with the Company's Vice President of Internal Audit and with its independent auditors, with and without management present, to discuss the overall quality of the Company's financial reporting. The Audit Committee also reviewed with management the Company's audited consolidated financial statements and related notes and the acceptability and appropriateness of significant accounting policies. Based on the reviews and discussions described in this Annual Report on Form 10-K, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in this Annual Report on Form 10-K and in the charter, the Audit Committee recommended to the Board of Directors that the audited consolidated financial and related notes be included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Ernst & Young has been recommended by the Audit Committee of the Board of Directors for reappointment as the Independent Registered Public Accounting Firm for the Company. The Board of Directors has appointed Ernst & Young as the Company's Independent Registered Public Accounting Firm for the year ending December 31, 2012.

Code of Ethics

The Company has adopted a code of ethics entitled the “Code of Business Conduct” applicable to our directors, employees and officers, including our principal executive officer and our principal financial officer. A copy of this Code of Business Conduct is located on the investor relations page of our website which is www.squaretwofinancial.com. We will post amendments to or waivers of the provisions of the Code of Business Conduct, if any, made with respect to any of our directors and executive officers on that website unless otherwise required to disclose any waiver in a Current Report on Form 8-K. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

The purpose of this compensation discussion and analysis ("CD&A") is to provide information about each material element of compensation earned by our "Named Executive Officers" during our 2011 fiscal year. The following discussion and analysis should be read in conjunction with the "2011 Summary Compensation Table" and related tables and narrative that are presented herein.

For our 2011 fiscal year, our Named Executive Officers were:

• P. Scott Lowery, who is our Chairman of the Board of Directors.

• Paul A. Larkins, who is our President and Chief Executive Officer.

• L. Heath Sampson, who is our Chief Financial Officer.

• Brian W. Tuite, who is our Chief Business Development Officer.

• William A. Weeks, who is our Chief Information Officer.

This CD&A addresses and provides the context behind the numerical and related information contained in the "2011 Summary Compensation Table" and related tables and includes actions regarding executive compensation that occurred after the end of our 2011 fiscal year, including the award of bonuses related to 2011 performance, the establishment of salaries, and the adoption of any new, or the modification of any existing, compensation programs.

Processes and Procedures for Considering and Determining Executive and Director Compensation

Our executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the compensation of our Chief Executive Officer and Chairman of the Board of Directors and approves the compensation of the remaining Named Executive Officers. With the assistance of the Chief Executive Officer, the Compensation Committee administers the Equity Plan. Under the Compensation Committee Charter, the Compensation Committee has the authority to:

• Review and approve corporate goals and objectives relevant to the compensation of the Chief Executive Officer and other executive officers and evaluate the executive officers' performance in light of those goals and objectives;

• Develop the compensation levels of the Chief Executive Officer and review the compensation levels for the other executive officers in light of such evaluation;

• Make recommendations to the Board of Directors with respect to incentive compensation plans and equity-based plans; and

• Consider and authorize the compensation philosophy for the Company's personnel.

Overview

Our Compensation Philosophy and Purpose. The Compensation Committee is charged with establishing and reviewing the performance and compensation of our executive officers. Our compensation philosophy is to establish and maintain base salaries, bonus plans and equity-based compensation plans that attract and retain qualified executive officers and key employees necessary for our continued successful operation and growth. The underlying goal of our compensation plans is to ensure that management is rewarded appropriately for its contributions to our growth and profitability in alignment with our objectives and stockholder interests, while not rewarding those actions that expose us and our key stakeholders to undue risk.

Our compensation philosophy is generally focused on the following:

• Performance and Experience Based Pay. Base salaries are commensurate with the executive's or key employee's experience and expertise coupled with an assessment of: (i) the executive's contribution to the Company, (ii) the responsibilities and experience of the executive, (iii) the terms of any applicable employment agreements, and (iv) the recommendations of the Chief Executive Officer. Incentive compensation is likewise tied to performance and experience.

• Comparable Market Compensation. The Compensation Committee periodically analyzes market compensation data and other relevant information regarding total direct compensation structures, giving appropriate weight to the data from our publicly traded market competitors. We believe that our compensation programs must be competitive both with the direct competition within our industry and also with companies outside of our industry who also recruit outstanding senior talent. This is essential to attract and retain highly talented senior executives both from within and outside our industry. The Compensation Committee has the authority, when it deems it necessary, to retain outside consultants to assist the committee in evaluating the overall appropriateness of the compensation levels of the executive officers of the Company.

• Stockholder Alignment. In general, the payment of our incentive compensation is dependent upon the achievement of targeted corporate operating measures, together with an evaluation of departmental and individual contributions to the Company in meeting these objectives. We believe that basing a significant component of employee compensation on corporate results and performance aligns employee interests with long term stockholder interests. We also believe that (i) granting options to our executives to purchase substantial equity interests or (ii) allowing our executives to purchase Series B-2 Contingent Convertible Preferred Stock in CA Holding, the company that owns 100% of our issued and outstanding stock, provides significant incentive to the executive officers to perform in a manner that best balances the need for growth and risk management in a fashion that aligns management incentives with the goals of the other stockholders.

• Retention of Key Individuals. We believe that our compensation program is designed to attract and retain highly talented individuals critical to our success by providing competitive total compensation with significant retention features. The Company is highly dependent on attracting individuals with significant management experience and therefore, the Compensation Committee believes that the compensation packages granted to executive officers must provide them appropriate incentives to remain with the Company. Our compensation philosophy is designed to retain our executives and other key employees, while also strongly aligning their incentives with the long term goals of the stockholders of our parent company.

• Severance. To provide sufficient assurances to our executives, the Compensation Committee approved severance protection arrangements for certain of our current executive officers that provide for payments if the executive's employment is terminated without cause or if the executive resigns for good reason. The Company believes that this is essential both to attract key talent and also to provide these executives with a requisite level of security that allows them to focus solely on the long term well-being of the Company.

Outside Consultants. Our Compensation Committee has the authority, in the exercise of its sole discretion, and at our expense, to hire outside advisors and consultants to assist it with developing appropriate compensation plans and policies. If the Compensation Committee determines that the existing compensation plans and policies are inappropriate to meet the above described goals, the Compensation Committee may decide to retain outside consultants to assist with the discharge of its duties. In setting compensation packages, the Compensation Committee compares Company compensation with publicly traded companies in our industry and other similarly sized companies. These publicly traded companies include, but are not limited to Portfolio Recovery Associates (NASDAQ: PRAA), Asset Acceptance Capital Corporation (NASDAQ: AACC) and Encore Capital Group (NASDAQ: ECPG).

Role of Executives in the Compensation Setting Process. The Compensation Committee generally solicits management's assistance to determine executive compensation as it deems appropriate. However, when reviewing and setting the compensation, benefits, and perquisites of the CEO, neither the CEO nor any employee of the Company is present. When the Compensation Committee reviews the compensation, benefits, and perquisites of all other executives, the CEO and the Chairman of the Board of Directors may be present during deliberations at the Compensation Committee's discretion, but the CEO may not be present for voting on executive officer compensation, benefits or perquisites. The Chairman of the Board of Directors is not present at any meeting at the point at which his compensation is set by the Compensation Committee. Although the CEO generally makes recommendations to the Compensation Committee with respect to executive compensation decisions, including base salaries, cash incentive bonuses and equity-based awards, the Compensation Committee has, at times, determined compensation, benefits or perquisites that were different from that recommended by the CEO.

The Compensation Committee approves all material grants of equity-based awards. The Compensation Committee has delegated to the CEO the right to make certain immaterial equity grants. Equity award grants to executives are determined based on a periodic review by the Compensation Committee regarding appropriate incentives, with recommendations typically originating from management, consistent with the criteria established in the long-term incentive program adopted by the Compensation Committee.

Elements of our Compensation Program

Our compensation plans are designed to provide a competitive total compensation package consistent with our performance in the marketplace. The compensation program for each of our executive officers may include:

• base salary;

• annual cash incentive bonus;

• equity-based compensation incentive, which includes stock options and the right to acquire contingent convertible preferred stock;

• severance protection and/or change of control arrangements for certain of the executive officers; and

• participation in other benefit plans and programs.

While executives have more of their total compensation at risk than other employees, the principles that serve as the basis for executive officer compensation practices apply to the compensation plans for all employees who are eligible for incentive compensation; namely, corporate, departmental and individual performance drive incentive compensation in a manner that holds the individual accountable for performance while also aligning employee interests with those of our stockholders.

Base Salary. The first component of our executive compensation package is base salary. Our philosophy is to pay base salaries that are commensurate with the executive's experience and expertise, taking into account competitive market data for executives with similar backgrounds, experience and expertise. The factors considered by the Compensation Committee in making its evaluation and determination regarding the appropriateness of base salary include:

• an assessment of each executive's contribution to the Company;

• the responsibilities and experience of each executive;

• competitive market data, individual performance, and other relevant information regarding base salary structures;

• the terms of any applicable employment agreements;

• the detriment to our stockholders should the executive leave our employ including following a change in control of CA Holding or the Company; and

• recommendations of the Chief Executive Officer.

The Compensation Committee generally reviews each executive's base salary and benefits on an annual basis and from time to time as it deems appropriate.

With respect to its periodic review of salaries for our Named Executive Officers and other executive officers for 2011, the Compensation Committee considered data provided by our management which included an assessment of corporate performance, as well as individual performance of each executive. In 2011, the Compensation Committee maintained the 2010 salaries for each of the Named Executive Officers still employed by the Company. The salaries for the Named Executive Officers are believed to be an appropriate reflection of our compensation philosophy which seeks to find an appropriate balance between "pay at risk" and market competitiveness.

We disclose the base salary earned in 2011 by our Named Executive Officers in the "Salary" column of the "2011 Summary Compensation Table."

Annual Cash Incentive Bonus. The second component of our executive compensation package is an annual cash incentive bonus. Each executive's target bonus is a stated percentage of his or her annual salary. Actual bonuses paid to executives under our annual performance-based cash incentive plan are computed based upon achievement of our corporate performance against targeted operating measures, together with the executive's departmental and individual performance against its annual goals, taking into account the recommendation of the CEO. We believe that variable bonus opportunities should be used to provide significant rewards for outstanding performance and drive the successful achievement of short-term critical business objectives.

The primary metric which the Company currently uses to evaluate its executives' performance is the attainment of annual Adjusted EBITDA goals. The Company believes that this metric captures the need of the Company to grow its business intelligently and maintain an appropriate focus on the cost structure of the Company. Additionally, the Company expects its Named Executive Officers to focus on and achieve significant improvement in key components of its future growth, including, without limitation, the expansion of the Company's purchasing efforts into new product lines and with new creditors, the accuracy of underwriting in relation to actual returns, the hiring, retention and development of individuals who are viewed as being excellent performers by the Company and the improvement of our operational focus through leveraging innovative business practices and technologies.

The bonus is calculated based on a percentage of the Named Executive Officers salary. The following table describes the minimum and target percentages which the executives may receive:

Executive	Minimum	Target
P. Scott Lowery	0%	100%
Paul A. Larkins	0%	100%
L. Heath Sampson	0%	100%
Brian W. Tuite	0%	100%
William A. Weeks	0%	50%

For performance which significantly exceeds the targeted expectation, the Compensation Committee may in the exercise of its discretion, provide bonuses that exceed the targeted percentage.

The Compensation Committee exercises its discretion in awarding cash bonuses to our executives. The Compensation Committee may determine not to approve an award for any or all executives or to reduce the amount of any such award, even if the targets are met. The Compensation Committee periodically reviews the bonus component of executive incentive compensation and, in addition to bonuses paid under our plan, the Compensation Committee may approve payment of discretionary bonuses for performance or other reasons for certain executives.

For 2011, the Compensation Committee established goals and parameters for the annual cash incentive program based on corporate financial and strategic objectives reflected in our 2011 operating plan approved by the Board of Directors, as well as a stated bonus target for each individual. The initial goal for Adjusted EBITDA was $223.9 million for 2011. In 2011, the Company earned $265.7 million in Adjusted EBITDA which was approximately 118.7% of the target. Based on this performance, the Compensation Committee agreed to fund the management bonus pool in an amount equal to 161% of the targeted bonus for the management discretionary bonus pool. For an explanation of the Adjusted EBITDA metric, please see the "Adjusted EBITDA" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Based on the Compensation Committee's corporate, departmental and individual performance for 2011, actual bonus payouts for our Named Executive Officers, to be paid in March 2012 and reported in the "2011 Summary Compensation Table" below, were $350,000 for Mr. Lowery which represented 100% of his base salary paid in 2011, $1,100,000 for Mr. Larkins which represented 220% of his base salary paid in 2011, $490,000 for Mr. Sampson which represented 163% of his base salary paid in 2011, $425,000 for Mr. Tuite which represented 170% of his base salary paid in 2011, and $180,000 for Mr. Weeks which represented 80% of his base salary in 2011.

Equity-Based Compensation. The third component of our executive compensation package is equity-based compensation incentive, which has traditionally taken the form of qualified stock options to purchase common stock of CA Holding or the sale of contingent convertible preferred stock of CA Holding. The Compensation Committee grants equity-based compensation options to our executive officers and key employees to more closely align the interests of our executive officers and key employees with the long-term interests of SquareTwo and our direct and indirect stockholders.

The equity-based compensation incentive and the contingent preferred stock purchase program incentive are made through the Equity Plan.

2005 Equity Incentive Plan. On August 5, 2005, CA Holding, our sole stockholder, promulgated the Equity Plan which was amended and restated on November 21, 2006 and was further amended pursuant to a First Amendment to Amended and Restated 2005 Equity Incentive Plan. The Equity Plan was promulgated for the purpose of promoting the success of the Company's business through providing options and stock to those individuals who are important in promoting the business interests of the Company and its stockholders.

Under the terms of the Equity Plan, CA Holding has reserved 160,000 shares of non-voting common stock, 60,000 shares of Series A-2 Preferred Stock, 450,000 shares of Series B-1 Contingent Convertible Preferred Stock, 200,000 shares of Series B-2 Contingent Convertible Preferred Stock and 50,000 shares of Series C-1 Contingent Convertible Preferred Stock for issuance to employees and directors of CA Holding or its subsidiaries. The following is a general description of the various classes of stock of CA Holding available for issuance under the Equity Plan:

1.	Non-Voting Common Stock is common stock of CA Holding without the right to vote on affairs of CA Holding.

2.
Series A-2 Non-Convertible Preferred Stock is preferred stock of CA Holding that has a preference over all shares of capital stock other than the Series PL Preferred Stock, Series A Preferred Stock, Series AA Preferred Stock and Series A-1 Preferred Stock. The terms of the Series A-2 Non-Convertible Preferred Stock provide for a mandatory cumulative dividend of 9% per annum. Upon the occurrence of a Liquidity Event, holders of the Series A-2 Non-Convertible Preferred Stock are entitled to receive $99.90 per share plus all accrued but unpaid dividends. Holders of the Series A-2 Non-Convertible Preferred Stock have limited voting rights relating to amendments to the Seventh Amended and Restated Certificate of Incorporation of CA Holding (the "CA Holding Certificate of Incorporation") that adversely impact their rights.

3.
Series B-1 Contingent Convertible Preferred Stock is non-dividend bearing preferred stock of CA Holding that is convertible into common stock upon the occurrence of a Liquidity Event. The conversion rate is based upon the achievement of certain IRR thresholds by KRG Capital Fund II, L.P., which is described in more detail in Section 4 of the CA Holding Certificate of Incorporation. The Series B-1 Contingent Convertible Preferred Stock is non-voting.

4.
Series B-2 Contingent Convertible Preferred Stock is non-dividend bearing preferred stock that is convertible to common stock upon the occurrence of a Liquidity Event. The conversion rate is based upon the achievement of certain IRR and ROI thresholds by KRG Capital Fund II, L.P., which is described in more detail in Section 4 of the CA Holding Certificate of Incorporation. The Series B-2 Contingent Convertible Preferred Stock is non-voting. In addition to the conversion rights of the B-2 Contingent Convertible Preferred Stock, the owners of the stock share in a liquidation preference ranging from an aggregate of $0 to $40,000,000 based upon the “Adjusted Total Equity Value” (as defined in the CA Holding Certificate of Incorporation) upon the sale or other liquidation of CA Holding. The Series B-2 Liquidation Value is described in more detail in Section 3(f) of the CA Holding Certificate of Incorporation.

5.
Series C-1 Contingent Convertible Preferred Stock is non-dividend bearing preferred stock that is convertible to common stock upon the occurrence of a Liquidity Event. The conversion rate is based upon the achievement of certain IRR thresholds by KRG Capital Fund II, L.P., which conversion rights are described in more detail in Section 4 of the CA Holding Certificate of Incorporation. The Series C-1 Contingent Convertible Preferred Stock is non-voting. The Series C-1 Contingent Convertible Preferred Stock was issued solely to employees of Impulse Marketing Group, an entity that was formerly affiliated with the Company and that was sold in December 2008.

All Series B-1 Contingent Convertible Preferred Stock, Series B-2 Contingent Convertible Preferred Stock and Series C-1 Contingent Convertible Preferred Stock are subject to the right of CA Holding to reacquire the stock upon the executive leaving the employ of CA Holding or its subsidiaries. For Series B-1 Contingent Convertible Preferred Stock and Series C-1 Contingent Convertible Preferred Stock, the repurchase period runs for either three years or five years from the date of purchase with the right expiring as to 1/3rd or1/5th, respectively, of the stock each year. For the Series B-2 Contingent Convertible Preferred Stock, the repurchase period runs for five years from the date of purchase with the right expiring as to1/5th of the stock each year.

 For the purposes of the classes of contingent convertible preferred stock or the Series PL Preferred Stock, a "Liquidity Event" is either a Qualified IPO (as defined in the CA Holding Certificate of Incorporation) by CA Holding the sale of 50% or more of the combined voting power of the outstanding securities of CA Holding, or a sale of all or substantially all of the assets of CA Holding.

The Compensation Committee, acting as the Administrator of the Equity Plan, has the authority to issue stock pursuant to the Equity Plan at any time. It is our belief and practice that using a grant or purchase at the time of employment or upon a serious change in corporate role or as a non-repeated onetime event, focuses the executive officer on the long term goals of the Company without any competing pressure to focus on short term goals to increase equity grants or purchases.

In weighing the determination of which long term incentive to provide, there is a strong bias towards aligning the interests of the stockholder with the executive officers through the use of stock or stock options. It is the view of the Compensation Committee that alternative methods of long term compensation which might involve the payment of cash are less effective in focusing the attention of the executive officers on the same long term interests as our other stockholders-namely, long term, sustainable profitable growth of the business.

In choosing between contingent convertible preferred stock and options to purchase common stock, the Compensation Committee has historically favored the contingent convertible preferred stock because the initial investment exposes the holder to downside market risk. This is true because (i) the contingent convertible preferred stock involves the purchase of the stock and requires the recipient to make a cash payment as opposed to a granting of the option and (ii) the conversion being tied to the attainment of certain return thresholds for KRG provides the owner of the stock with a significant incentive to maximize the return because each increment of return leads to an increase in the amount of common stock into which the stock will be converted.

In 2011, to further align the interest of the Named Executive Officers with the long-term interest of SquareTwo, the following shares of Series B-2 Contingent Convertible Stock were issued to the Named Executive Officers for a purchase price of $0.10 per share, deemed to be the fair market value.

Executive	Number of Shares Acquired
P. Scott Lowery	12,500
Paul A. Larkins(1)	37,500
L. Heath Sampson	3,750
Brian W. Tuite	2,000
William A. Weeks	4,875
(1)    Subsequent to his purchase of stock, in a series of permitted transactions, Mr. Larkins made gifts of 30,200 shares of the B-2 stock to various family trusts and a limited liability company.

Series PL Preferred Stock. In addition to the stock acquired under the Equity Plan, CA Holding has established a separate class of stock, Series PL Preferred Stock. All 250 authorized shares of Series PL Preferred Stock were purchased by Mr. Larkins in 2009. Series PL Preferred Stock is non-dividend bearing preferred stock. The Series PL Preferred Stock has a variable liquidation preference over all other classes of CA Holding stock payable upon a Liquidity Event. The amount of the liquidation preference ranges from zero to $248,000 per share, and is based upon the enterprise value of the Company at the time of the Liquidity Event. The purpose of offering Mr. Larkins the ability to purchase this stock at fair market value was to incentivize him to maximize the enterprise value of the Company at the time of a corporate transaction that will benefit the stockholders and other stakeholders of our parent company.

The Company determined the purchase price for the Series PL Preferred Stock of $280,800 through the consultation of a third party valuation firm and the use of all available data at the time. Mr. Larkins paid $50,000 of the purchase price in cash and the remaining $230,800 was financed by CA Holding pursuant to a Promissory Note that is secured by the Series PL Preferred Stock. This note matures upon the earliest of January 1, 2018, the occurrence of a “Qualified IPO” or a “Change of Control Event” (each as defined in the CA Holding Certificate of Incorporation). The principal amount of the Note bears interest at the lower of 1) the mid-term applicable published federal rate, or 2) the highest rate per annum from time to time permitted by applicable law. Payments of interest only on the note are made on an annual basis.

Severance and Change in Control Agreements. Pursuant to the terms of their employment agreements, the Compensation Committee has approved certain severance arrangements for Messrs. Lowery, Larkins, Sampson and Tuite.

Mr. Lowery's employment agreement dated August 5, 2005 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Lowery's employment is terminated without Cause or if he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 12 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in the amount equal to the bonus which would have been paid by us if our Adjusted EBITDA continued at the same rate per month as experienced from the beginning of the current period through the date of termination multiplied by a fraction equal to the number of calendar days in the then current bonus period that have elapsed from the date of termination divided by 365. The terms of the agreement include a provision to provide Mr. Lowery with medical, dental, life and disability benefits until the later to occur of 1 year following termination or the expiration of the non-compete and non-solicitation provision. The agreement contains a one year non-compete and non-solicitation provision.

Mr. Larkins' employment agreement dated April 6, 2009 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Larkins' employment is terminated without Cause or he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 12 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in the amount equal to the bonus which would have been paid by us if our Adjusted EBITDA continued at the same rate per month as experienced from the beginning of the current period through the date of termination multiplied by a fraction equal to the number of calendar days in the then current bonus period that have elapsed from the date of termination divided by 365. The terms of the agreement include a provision to provide Mr. Larkins with medical, dental, life and disability benefits until the later to occur of 1 year following termination or the expiration of the non-compete and non-solicitation provision. The agreement contains a one year non-compete and non-solicitation provision.

Mr. Sampson's employment agreement dated August 3, 2009 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Sampson's employment is terminated without Cause or he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 6 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in an amount equal to the bonus that would have been paid by us for the then current twelve month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365. The terms of the agreement include a provision to provide that if Mr. Sampson is eligible under and elects to continue his health coverage under COBRA, we will continue to pay his COBRA for a six month period, unless Mr. Sampson earlier becomes eligible to receive health care pursuant to a subsequent employer's group healthcare plan. The agreement contains a one year non-compete and non-solicitation provision.

Mr. Tuite's employment agreement dated July 29, 2009 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Tuite's employment is terminated without Cause or if he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 6 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in an amount equal to the bonus that would have been paid by us for the then current twelve month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365. The terms of the agreement include a provision to provide that if Mr. Tuite is eligible under and elects to continue his health coverage under COBRA, we will continue to pay his COBRA for a six month period, unless Mr. Tuite earlier becomes eligible to receive health care pursuant to a subsequent employer's group healthcare plan. The agreement contains a one year non-compete and non-solicitation provision.

We believe that the provisions of our severance and change in control arrangements with Messrs. Lowery, Larkins, Sampson and Tuite are consistent with the principal objectives of our compensation programs. We believe that the compensation elements that would be triggered upon termination are (i) consistent with the market in which we operate, (ii) at appropriate levels when viewed in relation to the benefits the executives provide us and our stockholders and the overall value of SquareTwo, (iii) designed to compensate the executives for playing a significant role in managing our affairs, (iv) will provide an important "safety net" that allows these executives to focus on our business and pursue the course of action that is in the best interests of our stockholders by alleviating some concerns regarding their personal financial well-being in the event of a termination or change of control transaction, and (v) provides compensation to the executives for the non-compete provisions contained in their employment agreements.

Other Benefits and Programs. For Messrs. Larkins and Lowery, the Company has provided medical, dental and vision insurance without these individuals making an employee contribution for the insurance. Under the terms of this arrangement, these individuals are provided family coverage at the lowest level of coverage provided for any of our employees. On any enhanced coverage, these individuals will pay the differential employee contribution.

For all employees of the Company, the Company pays for life insurance in an amount equal to 1 times the annual salary of the employee not to exceed $150,000. For the Named Executive Officers and certain other executive officers, the Company pays for life insurance with a benefit in an amount equal to the lesser of (i) the annual salary of the executive officer or (ii) $250,000.

All of the Named Executive Officers are beneficiaries of the Company's long term disability program. For executives who meet the eligibility requirements for long term disability, the Company will pay an amount equal to 66.66% of the executives' salary up to an amount equal to $10,000 per month.

As with all other employees of the Company, the Named Executive Officers may participate in the SquareTwo Financial 401(k) Plan. Under the terms of the 401(k) Plan, the Company will contribute to the 401(k) Plan in an amount based upon the contributions of the employee. Pursuant to the 401(k) Plan, the Company matches on a dollar for dollar basis, employee contributions in an amount up to 3% of the employee's gross wages excluding bonuses. For the next 2% that the employee contributes to the 401(k) Plan, the Company matches 50% of the employee contribution.

In 2011, the Company contributed $14,892 to match Mr. Lowery's contributions to the 401(k) Plan; $9,231 to match Mr. Larkins' contributions to the 401(k) Plan; $6,462 to match Mr. Sampson's contributions to the 401(k) Plan; $6,923 to match Mr. Tuite's contributions to the 401(k) Plan and $6,231 to match Mr. Weeks' contributions to the 401(k) Plan.

Perquisites. The Company believes in substantially limiting significant perquisites provided to the executive officers to those deemed essential to recruit and retain highly qualified executive officers.

Tax Considerations

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code provides that public companies cannot deduct non-performance based compensation paid to certain Named Executive Officers in excess of $1 million per year. These officers include any employee who, as of the close of the taxable year, is the principal executive officer, and any employee whose total compensation for the taxable year is required to be reported to stockholders under the Exchange Act by reason of such employee being among the three highest compensated officers for that taxable year, other than the principal executive officer or the principal financial officer, which are designated for this purpose as covered employees. We generally try to ensure, to the extent feasible, that our compensation for our covered employees satisfies Section 162(m) requirements for deductibility, though we cannot assure that the Internal Revenue Service would reach the same conclusion. Nonetheless, the Compensation Committee believes that SquareTwo must be able to attract, retain and reward the executive leadership necessary to execute our business strategy. Therefore, the Compensation Committee may authorize compensation that may not be deductible if it believes this is in the best interests of the Company and its stockholders.

Other Matters Relating to Executive Compensation

Option Strike Price. Our Board of Directors periodically sets an estimated valuation of the common stock. Options granted by the Company will have exercise prices based upon the then current estimated valuation of the common stock. We believe that this approach effectively aligns the option recipients with the long term objectives of the stockholders and causes the employees to focus on the goal of increasing stockholder value.

Summary Compensation Table

The following table sets forth information concerning compensation earned by, or paid to, each of our Named Executive Officers for services provided to us and our subsidiaries for the years ended December 31, 2011, 2010, and 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(5)	All Other Compensation(6)	Total
P. Scott Lowery,	2011	$350,000	$350,000	$—	$—	$87,449	$787,449
Founder and Chairman	2010	350,000	150,000	—	—	107,175	607,175
	2009	350,000	50,000	—	—	62,306	462,306

Paul A. Larkins,	2011	500,000	1,100,000	—	—	15,402	1,615,402
President and Chief Executive Officer(1)	2010	500,000	500,000	—	—	15,402	1,015,402
	2009	355,769	470,000	—	—	15,050	840,819

L. Heath Sampson,	2011	300,000	490,000	—	—	26,413	816,413
Chief Financial Officer(2)	2010	300,000	325,000	—	—	12,673	637,673
	2009	92,308	100,000	—	41,308	136,746	370,362

Brian W. Tuite,	2011	250,000	425,000	—	—	7,043	682,043
Executive Vice President, Chief Business Development Officer(3)	2010	250,000	238,000	—	—	120	488,120
	2009	81,731	55,000	—	20,654	178,258	335,643

William A. Weeks	2011	225,000	180,000	—	—	6,321	411,321
Chief Information Officer(4)	2010	151,442	110,000	—	26,336	68	287,846

(1)     Mr. Larkins was appointed President on April 6, 2009. Effective January 1, 2010, he assumed the position of Chief Executive Officer.

(2)     Mr. Sampson was appointed Chief Financial Officer on September 1, 2009.

(3)     Mr. Tuite was appointed Chief Business Development Officer on August 17, 2009.

(4)     Mr. Weeks was appointed Chief Information Officer on April 19, 2010.

(5)     Amount represents the grant date fair value of option awards. Refer to Note 9 to the consolidated financial statements for discussion of valuation methodology and assumptions.

(6)     Amounts set forth in the All Other Compensation column consist of the following:

	Perquisites				Total Perquisites & Other Compensation
Name	Company Airplane(a)	All Other Perquisites(b)	Total Perquisites	401k Match
P. Scott Lowery	$34,902	$37,655	$72,557	$14,892	$87,449
Paul A. Larkins	—	6,171	6,171	9,231	15,402
L. Heath Sampson	19,831	120	19,951	6,462	26,413
Brian W. Tuite	—	120	120	6,923	7,043
William A. Weeks	—	90	90	6,231	6,321
(a)     The cost to the Company for use of the Company plane for personal travel for Messrs. Lowery and Sampson.

(b)     For 2011, All Other Perquisites include (i) cost of insurance benefits not offered to other employees for Messrs. Lowery and Larkins; (ii) office space for employees of Mr. Lowery's law firm. None of these perquisites, individually or by type aggregate to greater than $25,000 for any Named Executive Officer.

The Compensation Committee decided to provide bonuses in excess of the calculated formulaic amount for Mr. Larkins in recognition of his meeting his personal scorecard objectives and the substantial strategic and performance improvements that have been made in the Company during his tenure as President and Chief Executive Officer.

The Compensation Committee decided to provide bonuses in excess of the calculated formulaic amount for Mr. Tuite in recognition of his meeting his personal scorecard objectives and his substantial contributions to the Company through the reorganization of the acquisition and sales areas of the Company that led to the substantial growth rate in the purchasing of charged off receivables, both within and outside of the consumer credit card industry.

In setting the bonus for Mr. Lowery, the Compensation Committee determined that a bonus of $350,000 would establish a total compensation level for Mr. Lowery commensurate with the significant value which he provides to the Company through his deep knowledge of the industry and the substantial respect and interactions with the Franchise Partners. The Committee also recognized that his responsibilities are no longer operational in nature, and therefore sole, formulaic reliance on bonus funding levels is no longer appropriate.

2011 Grants of Plan-Based Awards

Name	Grant Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plans	Estimated Future Payouts Under Equity Incentive Plans	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)
P. Scott Lowery	6/29/2011	$—	$—	12,500	—	$—	$1,250
Paul A. Larkins	6/29/2011	—	—	37,500	—	—	3,750
L. Heath Sampson	6/29/2011	—	—	3,750	—	—	375
Brian W. Tuite	6/29/2011	—	—	2,000	—	—	200
William A. Weeks	6/29/2011	—	—	4,875	—	—	488
(1)    Shares of Parent Series B-2 Contingent Preferred Stock were sold to the Named Executive Officers in 2011 at the fair market value of $0.10 per share.

Option Exercises and Vesting

During the year ended December 31, 2011 there were no exercises of common stock options by our Named Executive Officers. The Named Executive Officer option awards that vested during 2011 were 500, 250, and 400 to Messrs. Sampson, Tuite, and Weeks, respectively.

As previously mentioned, the B-1 and B-2 Contingent Convertible Preferred shares purchased by certain executives are subject to a three and five year repurchase period, respectively, from the date of purchase. The following table sets forth summary information relating to the lapsing of the Company's repurchase right relating to the B-1 and B-2 Contingent Convertible Preferred shares during the year ended December 31, 2011.

	Vested	Subject to Repurchase	Vested	Subject to Repurchase
Name	B-1 Preferred	B-1 Preferred	B-2 Preferred	B-2 Preferred
P. Scott Lowery	106,224	—	6,000	21,500
Paul A. Larkins(1)	—	—	17,000	63,000
L. Heath Sampson	—	—	9,000	17,250
Brian W. Tuite	—	—	5,000	9,500
William A. Weeks	—	—	1,000	8,875
(1) Subsequent to his purchase of stock, in a series of permitted transactions, Mr. Larkins made gifts of 30,200 shares of the B-2 stock to various family trusts and a limited partnership.

2011 Outstanding Option Awards at Fiscal Year-End

The following table sets forth information concerning option awards to purchase shares of common stock of CA Holding that were outstanding (vested or unvested) as of December 31, 2011 with respect to the Named Executive Officers. Vesting of each award accelerates upon death, disability or a change of control.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
L. Heath Sampson	1,000	1,500	$20.00	9/18/2019
Brian W. Tuite	500	750	$20.00	9/18/2019
William A. Weeks	400	1,600	$20.00	4/23/2020

(1)     Refer to Note 9 to the consolidated financial statements for further discussion of outstanding option awards and vesting period.

At December 31, 2011, the outstanding option awards granted to Mr. Lowery as the owner of two franchises, as described previously, included 688 vested common stock options, and 688 vested Series A-2 Non-Convertible Preferred Stock options.

Potential Payments upon a Termination or Change of Control

The following table sets forth the possible compensation for our Named Executive Officers in certain instances of a change in control, and/or termination without cause.

Name	Severance Salary Payments(1)	Severance Bonus Payments(1)	COBRA or Individual Insurance Premiums(1)	Total
P. Scott Lowery	$350,000	$350,000	$10,321	$710,321
Paul A. Larkins	500,000	500,000	6,171	1,006,171
L. Heath Sampson	150,000	300,000	5,314	455,314
Brian W. Tuite	125,000	250,000	5,014	380,014

(1) Severance Salary Payments, Severance Bonus Payments, and COBRA or Individual Insurance Premiums are calculated based upon each Named Executive Officer's salary and benefits in effect as of February 24, 2011. The total amount of compensation assumes twelve months of payments for salary and COBRA or Insurance Premiums for Messrs. Lowery and Larkins, and six months of payments for salary and COBRA or Insurance for Messrs. Sampson and Tuite; and that all Named Executive Officers receive 100% of their targeted bonus amount. However, bonus amounts paid are subject to change upwards or downwards based upon the performance of the Company at the date of the Named Executive Officer's severance per their respective employment agreements described herein.

2011 Director Compensation

Compensation Arrangements with Directors

The Board of Directors has established the following compensation arrangements for our independent directors who are neither employed by the Company nor affiliated with KRG:

• An annual retainer of $30,000 for service on the Board of Directors and attendance at meetings of the Board of Directors or any committees of the Board of Directors;

• An annual retainer of $50,000 for service as the Chairperson of the Audit Committee of the Company

• An annual payment of $10,000 per committee for service as a member of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee.

• An initial grant of an unvested option to purchase 1,000 shares of CA Holding, Inc. common stock at an exercise price determined by the Board of Directors.

• An initial grant of an unvested option to purchase 1,000 shares of CA Holding, Inc. common stock at an exercise price determined by the Board of Directors for service as chairperson of the Audit Committee.

• On each anniversary date of the director's election to the Board of Directors, a grant of unvested options to purchase 500 shares of CA Holding, Inc. for common stock at a price equal to a price determined by the Board of Directors at the time of grant.

• All out of pocket expenditures incurred by the individual director in attending the meeting will be reimbursed by the Company.

The Company has agreed with Mr. Bunn that any cash compensation may, at his election, be paid to a charitable foundation of his choosing. To date, all cash compensation paid to Mr. Bunn has been paid to Foundation for the Carolinas.

All stock options granted or required to be granted to directors will have a 1-3 year vesting period. The options will expire upon the earlier to occur of a date which is ten years from the date of granting or sixty days from the date that the director leaves the Company's Board of Directors. For all options granted to directors in 2011 and 2010, the exercise price is $20.00 per share. Through the significant equity component of the directors' compensation, the Company believes that it has properly aligned the interests of the independent director with the long term goals of the shareholders of the Company.

In addition to the regularly scheduled option issuance, in 2011 the Company allowed Ms. Patmore and Messrs. Bunn and Sandler to purchase 1,000 shares of Series B-2 Convertible Contingent Preferred Stock, deemed to be at the fair market value.

Directors who are Company employees or who are employed by KRG receive no incremental compensation for their membership on the Board of Directors.

The following table sets forth the compensation received by our non-employee directors or their designees for the fiscal year ended December 31, 2011.

Director Compensation
Name	Fees Earned or Paid in Cash		Option Awards	Total
Kimberly S. Patmore	$80,000		$6,144	$86,144
Thomas W. Bunn	50,000	(1)	6,148	56,148
Thomas R. Sandler	50,000		6,115	56,115

(1) Paid to Foundation for the Carolinas.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended December 31, 2011 were directors Christopher J. Lane, Damon S. Judd, and Thomas W. Bunn.  Neither Mr. Lane nor Mr. Bunn is or has been an officer or employee of the Company during the most recent completed fiscal year and no executive officer of the Company served on the compensation committee (or equivalent committee) or board of any company that employed any member of our Compensation Committee or our Board of Directors.  Mr. Judd is a principal and employee of KRG and serves as our Executive Vice President and Assistant Secretary and therefore he is not independent.  Mr. Judd receives no compensation from us due to his holding of these offices.

Compensation Committee Report

The Compensation Committee has reviewed with management the Compensation Discussion and Analysis provided herein. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,
Christopher J. Lane
Damon S. Judd
Thomas W. Bunn

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

CA Holding, our sole stockholder, promulgated the Equity Plan which was amended and restated on November 21, 2006 and was further amended pursuant to a First Amendment to Amended and Restated 2005 Equity Incentive Plan. The following table contains certain information regarding options and warrants under the Equity Plan as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holders	108,632	$22.34	43,855
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	108,632	$22.34	43,855

(1)    This balance is comprised of 86,275 outstanding options to purchase Common Non-Voting stock and 22,357 outstanding options to purchase shares of Series A-2 Convertible Preferred Stock.

(2)    This balance is comprised of 31,875 shares of Common Non-Voting stock and 11,980 shares of Series A-2 Non-Convertible Preferred Stock.

Beneficial Ownership

The following table sets forth as of February 24, 2012, the beneficial ownership of voting common stock of SquareTwo and its subsidiaries.

Name and Address	Voting Common Stock Beneficially Owned	Percentage of Voting Common Stock
CA Holding, Inc
4340 South Monaco Street, Second Floor
Denver, CO 80237	1,000	100.0%

The following tables contain information regarding the shares of common stock, nonconvertible preferred stock, and contingent convertible preferred stock of Parent as of February 24, 2012 held by our current directors and Named Executive Officers.

Common Stock:

Name	Voting Common Stock Beneficially Owned		Percentage of Voting Common Stock	Non-Voting Common Stock Beneficially Owned	Percentage of Non-Voting Common Stock
P. Scott Lowery	605,000	(1)	35.2%	1,035	2.7%
Paul A. Larkins
L. Heath Sampson
Brian W. Tuite
William A. Weeks
Mark M. King(2)	1,016,000		59.2%
Adam J. Geneser
Christopher J. Lane(2)	1,016,000		59.2%
Damon S. Judd
Kimberly S. Patmore
Thomas W. Bunn
Thomas R. Sandler
All Executive Officers & Directors as a Group	1,622,000		94.5%	1,899	4.9%

(1)    P. Scott Lowery's voting common shares are held (1) 475,288 by Mr. Lowery; (2) 129,712 held by Scott Lowery Family Limited Partnership, R.L.L.L.P.

(2)    Messrs. King and Lane are deemed to beneficially own the 400,000 shares held by KRG plus the 616,000 shares that are effectively controlled by KRG pursuant to the Voting Trust Agreement discussed in "Certain Relationships and Related Transactions, and Director Independence". Messrs. King and Lane serve as Managing Directors of KRG and each of them has shared voting and investment power with respect to the shares held by KRG. Messrs. King and Lane disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

Nonconvertible Preferred Stock:

Name	Series PL	Percentage of Series PL	Series A	Percentage of Series A	Series AA	Percentage of Series AA	Series A-1	Percentage of Series A-1	Series A-2		Percentage of Series A-2
P. Scott Lowery			10,000	2.0%					551,035	(1)	83.0%
Paul A. Larkins	250	100.0%
L. Heath Sampson
Brian W. Tuite
William A. Weeks
Mark M. King(2)			489,900	98.0%	142,466	94.3%	1,016,000	99.8%
Adam J. Geneser
Christopher J. Lane(2)			489,900	98.0%	142,466	94.3%	1,016,000	99.8%
Damon S. Judd
Kimberly S. Patmore
Thomas W. Bunn
Thomas R. Sandler
All Executive Officers & Directors as a Group	250	100.0%	500,000	100.0%	142,466	94.3%	1,017,000	99.9%	551,035		83.0%

(1)    P. Scott Lowery's Series A-2 nonconvertible preferred shares are held (1) 433,115 by Mr. Lowery; (2) 117,920 held by Scott Lowery Family Limited Partnership, R.L.L.L.P.

(2)    Shares of Series A (295,000), Series AA (68,686), and Series A-1 (400,000) nonconvertible preferred stock beneficially owned by Messrs. King and Lane are shares held in trust by KRG. Additionally, shares of Series A (194,900), Series AA (73,780), and Series A-1 (616,000) are effectively controlled by KRG pursuant to the Voting Trust Agreement discussed in "Certain Relationships and Related Transactions, and Director Independence". Messrs. King and Lane serve as Managing Directors of KRG and each of them has shared voting and investment power with respect to the shares held by KRG. Messrs. King and Lane disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

Contingent Preferred Stock:

Name	Series B-1	Percentage of Series B-1	Series B-2	Percentage of Series B-2	Series C-1	Percentage of Series C-1
P. Scott Lowery	106,224	30.5%	27,500	13.8%
Paul A. Larkins(1)			80,000	40.0%
L. Heath Sampson			26,250	13.1%
Brian W. Tuite			14,500	7.3%
William A. Weeks			9,875	4.9%
Mark M. King
Adam J. Geneser
Christopher J. Lane
Damon S. Judd
Kimberly S. Patmore			1,000	0.5%
Thomas W. Bunn			1,000	0.5%
Thomas R. Sandler			1,000	0.5%
All Executive Officers & Directors as a Group	106,724	30.6%	197,175	98.6%	—	—%

(1) Subsequent to his purchase of stock, in a series of permitted transactions, Mr. Larkins made gifts of 30,200 shares of the B-2 stock to various family trusts and a limited liability company, which is included in the 80,000 in this table.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies Regarding the Approval of Transactions with Related Parties

Under the Company's Code of Business Conduct, which is applicable to all directors, officers and employees of the Company, each of the aforementioned must report to the Company's General Counsel upon learning of any prospective transaction or relationship in which the director will have a financial or personal interest (direct or indirect) that is with the Company, involves the use of Company assets, or involves competition against the Company (consistent with any confidentiality obligation the director may have). The General Counsel must then advise the Board of Directors of any such transaction or relationship and the Board of Directors must pre-approve any material transaction or relationship.

Under the Company's Code of Conduct, executive officers may not use their personal influence to get the Company to do business with a company in which they, their family members or their friends have an interest. In situations where an executive officer is in a position of influence or where a conflict of interest would arise, the prior approval of the General Counsel is required.

Certain Relationships and Related Transactions

Relationships with KRG

As of December 31, 2011, a series of entities affiliated with KRG owned approximately 23.3% of the outstanding voting stock of CA Holding and CA Holding owned 100% of our issued and outstanding voting stock. KRG is a private equity firm that focuses on a broad range of investments and has extensive experience in equity investments, corporate financing activities and mergers and acquisitions. KRG effectively controls CA Holding pursuant to CA Holding's Third Amended and Restated Stockholders Agreement and a Voting Trust Agreement among an affiliate of KRG and certain other stockholders of CA Holding, pursuant to which KRG has the power to vote a majority of the outstanding voting stock of CA Holding. Representatives of KRG currently hold five of the nine positions on the CA Board. CA Holding, through its control of 100% of our outstanding voting stock, is able to elect all of our directors.

On August 5, 2005, SquareTwo entered into a Management Agreement with KRG and CA Holding, pursuant to which KRG provides transaction advisory, financial and management consulting services to CA Holding and its subsidiaries. For the services provided under the Management Agreement, KRG receives an annual fee of $500,000 and certain transaction fees for services rendered with respect to the consummation of acquisitions and business combinations by CA Holding or its subsidiaries or in the event of certain liquidity events, sale transactions or an initial public offering by CA Holding or its subsidiaries. KRG is also entitled to reimbursement for certain costs and expenses related to services it provides under the Management Agreement. During 2011, 2010, and 2009, the management fees earned by KRG were $500,000 for each year.

Messrs. King and Lane are Managing Directors of KRG. Mr. Judd is a Principal of KRG. As such, Messrs. King, Lane, and Judd have an indirect financial interest in fees paid to KRG.

Relationships with P. Scott Lowery and the Lowery Family

Equity Ownership. As of December 31, 2011, P. Scott Lowery, our Chairman of the Board of Directors, owned approximately 35.2% of the outstanding voting common stock of CA Holding, either individually or through the Scott Lowery Family Limited Partnership. Pursuant to the terms of CA Holding's Third Amended and Restated Stockholders Agreement, Mr. Lowery has the right to be elected as one of the nine members of the CA Board so long as he holds at least five percent (5%) of the outstanding common stock of CA Holding. See "Directors, Executive Officers and Corporate Governance-Board of Directors" for further discussion of the composition of our Board of Directors.

Franchise Ownership. Through the Law Offices of Scott Lowery, Mr. Lowery is the owner of two franchises. We paid servicing fees to these franchises totaling $9.4 million, $7.4 million, and $5.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Promissory Notes. On September 13, 2001, Collect America, Ltd., n/k/a SquareTwo repurchased from Erma Lowery and Arthur Lowery, Mr. Lowery's mother and brother, respectively, all of their ownership interests in SquareTwo in exchange for promissory notes in the aggregate principal amount of $3.2 million. These promissory notes bear interest at 8.0% per annum, call for an aggregate monthly payment of less than $0.1 million, and mature on January 15, 2016, and August 15, 2021, respectively. In 2011, we paid an aggregate of $95,000 and $31,000 of interest and $216,000 and $24,000 of principal on these notes, respectively. The largest aggregate amount of principal outstanding in 2011 was $1.3 million and $0.4 million, respectively, and the aggregate amount of principal outstanding at February 24, 2012 was $1.0 million and $0.4 million, respectively.

Relationships with other Named Executive Officers

Promissory Note. Pursuant to a Promissory Note dated August 5, 2009, Paul Larkins borrowed $230,800 from CA Holding for the purpose of funding a portion of the purchase of 250 shares of Series PL Preferred Stock of CA Holding. This note is secured by a pledge of the stock purchased with the proceeds of the note. This note bears interest at the lower of 1) the mid-term applicable published federal rate, or 2) the highest rate per annum from time to time permitted by applicable law, and calls for an interest only payment to be made on the earlier of the payment of annual bonuses to Mr. Larkins or March 31 of each year. The principal amount outstanding under this note has been $230,800 since August 5, 2009. The note matures upon the earliest to occur of a Qualified IPO, a Change in Control (each term as defined in the CA Holding Certificate of Incorporation) or January 1, 2018.

Independence of Directors

The Board of Directors has determined that Ms. Patmore and Messrs. Bunn, Geneser, King, Lane and Sandler, who constitute a majority of the Board of Directors are independent under NASDAQ listing standards. The Board of Directors has determined that the directors designated as "independent" have no relationship with the Company which would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. During its independence review, the Board of Directors considered transactions and relationships between each director or any member of his/her immediate family and the Company and its subsidiaries and affiliates. Messrs. Geneser, King, Lane and Sandler are designees of KRG which owns approximately 23.3% of the voting common stock of the CA Holding, Inc. The Board of Directors concluded this relationship with a stockholder of the Company in and of itself does not impair a director's independent judgment in connection with his duties and responsibilities as a director of the Company. The Board of Directors has determined that each member of the Board of Directors' Audit, Compensation and Nominating and Corporate Governance Committees is independent based on the Board of Directors' applications of the standards of NASDAQ, the SEC and/or the Internal Revenue Service as appropriate for such committee membership, except for Mr. Judd who is a member of our Compensation Committee.

Item 14. Principal Accounting Fees and Services.

Ernst & Young, LLP served as the Company's Independent Registered Accounting firm with respect to the audits of the Company's consolidated financial statements as of and for the years ended December 31, 2011 and 2010. In connection with the preparation of its 2011 and 2010 corporate income tax returns, the Company has retained Ernst & Young, LLP for those permitted non-audit services.

Audit and Non-Audit Fees

The following table presents the fees billed or expected to be billed by Ernst & Young, LLP for the audit of the Company's consolidated financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered during those periods. All the services performed by and fees paid to Ernst & Young, LLP were pre-approved by the Audit Committee.

	2011	2010
Audit fees(1)	$396,500	$621,817
Audit-related fees(2)	1,995	91,995
Tax fees(3)	139,860	109,943
All other fees	—	—
Total	$538,355	$823,755

(1) Audit fees primarily related to the audits of the Company's annual consolidated financial statements, reviews of the quarterly consolidated financial statements, and services performed in connection with the review of the Company's private offering of the Second Lien Notes and subsequent registration of the Second Lien Notes under the Securities Act of 1933.
(2) Audit-related fees primarily relate to engagements to report on internal controls for selected information systems (SSAE 16 or SAS 70 reports) and to annual subscription for Ernst & Young, LLP's proprietary research tool.
(3) Tax fees primarily relate to the preparation of tax returns and for tax consultation services.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services, services related to internal controls and other services. The independent auditors and the Company's Chief Financial Officer periodically report to the Audit Committee regarding the services provided by the independent auditor in accordance with this pre-approval. The Audit Committee pre-approved all of the services described above for the Company's 2011 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following consolidated financial statements of SquareTwo and its subsidiaries are filed as part of this Annual Report on form 10-K under the heading "Financial Statements and Supplementary Data."

(b) Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1.1	Amended and Restated Certificate of Incorporation of SquareTwo Financial Corporation		S-4	3.1.1	11/19/2010
3.1.2	Amended and Restated Bylaws of SquareTwo Financial Corporation		S-4	3.1.2	11/19/2010
3.2.1	Certificate of Incorporation of SquareTwo Financial Commercial Funding Corporation, as amended.		S-4	3.2.1	11/19/2010
3.2.2	Bylaws of SquareTwo Financial Commercial Funding Corporation.		S-4	3.2.2	11/19/2010
3.3.1	Articles of Organization of Autus, LLC.		S-4	3.3.1	11/19/2010
3.3.2	Operating Agreement of Autus, LLC, as amended.		S-4	3.3.2	11/19/2010
3.4.1	Articles of Organization of CACH of NJ, LLC.		S-4	3.4.1	11/19/2010
3.4.2	Operating Agreement of CACH of NJ, LLC, as amended.		S-4	3.4.2	11/19/2010
3.5.1	Articles of Organization of CACH, LLC.		S-4	3.5.1	11/19/2010
3.5.2	Operating Agreement of CACH, LLC, as amended.		S-4	3.5.2	11/19/2010
3.6.1	Articles of Organization of CACV of Colorado, LLC.		S-4	3.6.1	11/19/2010
3.6.2	Operating Agreement of CACV of Colorado, LLC, as amended.		S-4	3.6.2	11/19/2010

3.7.1	Articles of Organization of CACV of New Jersey, LLC.	S-4	3.7.1	11/19/2010
3.7.2	Operating Agreement of CACV of New Jersey, LLC, as amended.	S-4	3.7.2	11/19/2010
3.8.1	Articles of Organization of Candeo, LLC.	S-4	3.8.1	11/19/2010
3.8.2	Operating Agreement of Candeo, LLC, as amended.	S-4	3.8.2	11/19/2010
3.9.1	Articles of Organization of Collect America of Canada, LLC.	S-4	3.9.1	11/19/2010
3.9.2	Operating Agreement of Collect America of Canada, LLC, as amended.	S-4	3.9.2	11/19/2010
3.10.1	Articles of Organization of Healthcare Funding Solutions, LLC.	S-4	3.10.1	11/19/2010
3.10.2	Operating Agreement of Healthcare Funding Solutions, LLC, as amended.	S-4	3.10.2	11/19/2010
3.11.1	Articles of Organization of Orsa, LLC.	S-4	3.11.1	11/19/2010
3.11.2	Operating Agreement of Orsa, LLC, as amended.	S-4	3.11.2	11/19/2010
3.12.1	Articles of Incorporation of ReFinance America, LTD.	S-4	3.12.1	11/19/2010
3.12.2	Bylaws of ReFinance America, LTD.	S-4	3.12.2	11/19/2010
4.1	Indenture, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 11.625% Senior Second Lien Note due 2017.	S-4	4.1	11/19/2010
4.2	Registration Rights Agreement, dated April 7, 2010, by and among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC.	S-4	4.2	11/19/2010
4.3.1	11.625% Senior Second Lien Note due 2017 No. A-1 in aggregate principal amount of $288,560,000.	S-4	4.3.1	11/19/2010
4.3.2	11.625% Senior Second Lien Note due 2017 No. S-1 in aggregate principal amount of $1,440,000.	S-4	4.3.2	11/19/2010
10.1	Loan Agreement, dated as of April 7, 2010, between SquareTwo Financial Corporation, as US Borrower, Preferred Credit Resources Limited, as Canadian Borrower, the other persons party thereto that are designated as loan parties, GMAC Commercial Finance LLC, as Agent and Lender, and the other financial institution(s) listed on the signature pages thereof, as Lenders.	S-4	10.1	11/19/2010
10.2	Amendment No. 1 to Loan Agreement	8-K	10.01	5/17/2011
10.3	Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the US loan parties signatory thereto, and GMAC Commercial Finance LLC, in its individual capacity and as administrative and collateral agent.	S-4	10.2	11/19/2010
10.4	Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and GMAC Commercial Finance LLC as agent.	S-4	10.3	11/19/2010
10.5	Second Lien Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and U.S. Bank National Association as collateral agent.	S-4	10.4	11/19/2010

10.6	Second Lien Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors signatory thereto, and U.S. Bank National Association, as collateral agent.		S-4	10.5	11/19/2010
10.7	Intercreditor Agreement, dated April 7, 2010, by and among GMAC Commercial Finance LLC, as Senior Agent and U.S. Bank National Association, as Junior Agent.		S-4	10.6	11/19/2010
10.8.1	Purchase Agreement, dated April 1, 2010, among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC, acting on behalf of itself and as the representative of the several initial purchasers named therein.		S-4	10.7	11/19/2010
10.8.2	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. A-1.		S-4	10.8.1	11/19/2010
10.9	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. S-1.		S-4	10.8.2	11/19/2010
10.10	Copyright Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.9	11/19/2010
10.11	Trademark Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.10	11/19/2010
10.12	Tax Sharing Agreement, dated March 22, 2010, among CA Holding, Inc. and the Subsidiaries party thereto.		S-4	10.11	11/19/2010
10.13	Executive Employment Agreement, dated August 5, 2005, between SquareTwo Financial Corporation and P. Scott Lowery.		S-4	10.12	11/19/2010
10.14	Executive Employment Agreement, dated April 6, 2009, between SquareTwo Financial Corporation and Paul A. Larkins.		S-4	10.13	11/19/2010
10.15	Executive Employment Agreement, dated August 3, 2009, between SquareTwo Financial Corporation and L. Heath Sampson.		S-4	10.14	11/19/2010
10.16	Executive Employment Agreement, dated July 29, 2009, between SquareTwo Financial Corporation and Brian W. Tuite.		S-4	10.15	11/19/2010
10.17	Executive Employment Agreement, dated February 20, 2006, between SquareTwo Financial Corporation and Michael A. Jones.		S-4	10.16	11/19/2010
10.18	Amended and Restated 2005 Equity Incentive Plan of CA Holding, Inc.		S-4	10.17	11/19/2010
10.19	Form of CA Holding, Inc. 2005 Equity Incentive Plan Restricted Stock Purchase Agreement.		S-4	10.18	11/19/2010
10.20	Form of CA Holding, Inc. 2005 Equity Incentive Plan Notice of Stock Option Award.		S-4	10.19	11/19/2010
21	Subsidiaries of SquareTwo Financial Corporation		S-4	21.1	11/19/2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

99.1	Seventh Amended and Restated Certificate of Incorporation of CA Holding, Inc.		8-K	99.1	7/6/2011
99.2	Amended and Restated Bylaws of CA Holding, Inc.		S-4	3.13.2	11/19/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, SquareTwo Financial Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQUARETWO FINANCIAL CORPORATION

February 24, 2012	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2012	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

February 24, 2012	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 24, 2012	By:	/s/ P. Scott Lowery
	Name:	P. Scott Lowery
	Title:	Chairman of the Board of Directors

February 24, 2012	By:	/s/ Mark M. King
	Name:	Mark M. King
	Title:	Director

February 24, 2012	By:	/s/ Adam J. Geneser
	Name:	Adam J. Geneser
	Title	Director

February 24, 2012	By:	/s/ Christoper J. Lane
	Name:	Christopher J. Lane
	Title:	Director

February 24, 2012	By:	/s/ Damon S. Judd
	Name:	Damon S. Judd
	Title:	Director

February 24, 2012	By:	/s/ Kimberly S. Patmore
	Name:	Kimberly S. Patmore
	Title:	Director

February 24, 2012	By:	/s/ Thomas W. Bunn
	Name:	Thomas W. Bunn
	Title:	Director

February 24, 2012	By:	/s/ Thomas R. Sandler
	Name:	Thomas R. Sandler
	Title:	Director