Form 10-Q
period 2012-03-31
SquareTwo Financial Corp
filed 2012-05-10
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________
FORM 10-Q
_____________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 10, 2012, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I
FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands except share data)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$5,983	$2,657
Restricted cash	31,257	12,447
Receivables:
Contingent clients	—	217
Trade, net of allowance for doubtful accounts of $112 and $112, respectively	1,256	603
Notes receivable, net of allowance for doubtful accounts of $147 and $147, respectively	606	785
Purchased debt, net	237,733	243,413
Property and equipment, net	24,403	24,674
Goodwill and intangible assets	171,348	171,348
Other assets	14,032	14,450
Total assets	$486,618	$470,594
Liabilities and equity (deficiency)
Payables:
Contingent clients	$229	$242
Accounts payable, trade	3,184	3,215
Payable from trust accounts	1,927	1,673
Taxes payable	1,224	2,221
Accrued interest and other liabilities	31,240	26,184
Deferred tax liability	9,466	9,466
Lines of credit	157,983	144,159
Notes payable, net of discount	290,332	290,270
Obligations under capital lease agreements	2,957	3,208
Total liabilities	498,542	480,638
Commitments and contingencies (Note 8)
Equity (deficiency)
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	189,973	189,895
Accumulated deficit	(203,283)	(200,678)
Accumulated other comprehensive loss	(188)	(341)
Total SquareTwo equity (deficiency)	(13,498)	(11,124)
Noncontrolling interest	1,574	1,080
Total equity (deficiency)	(11,924)	(10,044)
Total liabilities and equity (deficiency)	$486,618	$470,594

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Revenues on:
Purchased debt, net	$77,879	$54,680
Contingent debt	161	1,295
Other revenue	26	83
Total revenues	78,066	56,058
Expenses
Collection expenses on:
Purchased debt	54,243	36,442
Contingent debt	14	900
Other direct operating expenses	1,823	1,114
Salaries and payroll taxes	6,235	6,137
General and administrative	2,628	2,638
Depreciation and amortization	1,522	1,148
Total expenses	66,465	48,379
Operating income	11,601	7,679
Other expense
Interest expense	12,202	12,234
Other expense, net	92	98
Total other expense	12,294	12,332
Loss before income taxes	(693)	(4,653)
Income tax expense	(1,418)	(566)
Net loss	(2,111)	(5,219)
Less: Net income attributable to the noncontrolling interest	494	188
Net loss attributable to SquareTwo	$(2,605)	$(5,407)

Comprehensive loss	(1,958)	(5,176)
Less: Comprehensive income attributable to the noncontrolling interest	494	188
Comprehensive loss attributable to SquareTwo	$(2,452)	$(5,364)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Deficiency)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity (Deficiency)	Noncontrolling Interest	Total Equity (Deficiency)
Balances, December 31, 2011	$—	$189,895	$(200,678)	$(341)	$(11,124)	$1,080	$(10,044)
Net income (loss)	—	—	(2,605)	—	(2,605)	494	(2,111)
Other comprehensive income:
Currency translation adjustment	—	—	—	153	153	—	153
Comprehensive income (loss)					(2,452)	494	(1,958)
Stock option expense	—	78	—	—	78	—	78
Balances, March 31, 2012	$—	$189,973	$(203,283)	$(188)	$(13,498)	$1,574	$(11,924)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating activities
Net loss	$(2,111)	$(5,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,522	1,148
Amortization of loan origination fees and debt discount	896	834
Recovery of step-up in basis of purchased debt	46	90
Change in valuation allowance of purchased debt	2,590	5,869
Expenses for stock options	78	78
Other non-cash expense	950	546
Changes in operating assets and liabilities:
Income tax payable/receivable	(1,061)	315
Restricted cash	(18,810)	(18,153)
Other assets	(1,674)	(1,516)
Accounts payable and accrued liabilities	5,256	10,236
Net cash used in operating activities	(12,318)	(5,772)
Investing activities
Investment in purchased debt	(72,484)	(63,555)
Proceeds applied to purchased debt principal	75,683	48,226
Net proceeds from notes receivable	183	91
Investment in property and equipment including internally developed software	(1,224)	(1,423)
Net cash provided by (used in) investing activities	2,158	(16,661)
Financing activities
Payments on notes payable, net	(117)	(113)
Proceeds from lines-of-credit	152,610	126,209
Payments on lines-of-credit	(138,787)	(103,384)
Payments on capital lease obligations	(272)	(231)
Net cash provided by financing activities	13,434	22,481
Increase in cash and cash equivalents	3,274	48
Impact of foreign currency translation on cash	52	63
Cash and cash equivalents at beginning of period	2,657	1,864
Cash and cash equivalents at end of period	$5,983	$1,975
Supplemental cash flow information
Cash paid for interest	$2,845	$2,926
Cash paid for income taxes	2,479	235
Property and equipment financed with capital leases	22	385
 See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

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

SquareTwo, excluding our Canadian operations and SquareTwo Financial Commercial Funding Corporation, serves as a licensor of a network of independent attorney-based franchises which pursue proceeds on debt placed by the Company for a servicing fee.  We refer to our network of independent attorney-based franchises, with which we have exclusive franchise contracts, as our “Partners Network” or our “Partners.”  In addition to our Partners Network, we also utilize certain specialized collection agencies and an extensive network of local law firms that complement the focus and geographic coverage of our Partners Network.  Collectively, our Partners Network, certain specialized collection agencies, and local law firms are referred to as our “United Network.”

The Canadian subsidiaries purchase charged off accounts with Canadian debtors.  Once purchased, the accounts are placed with either our Canadian collectors who are employed by the Canadian subsidiaries or with outside collection agencies.  For accounts on which legal action is appropriate to liquidate the accounts, the subsidiaries place the accounts with outside law firms for collection.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2012, its condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, its condensed consolidated statement of changes in equity (deficiency) for the three months ended March 31, 2012, and its condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011.  The condensed consolidated statement of operations of the Company for the three months ended March 31, 2012 may not be indicative of future results.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s most recent Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company are prepared in accordance with GAAP and include the accounts of SquareTwo and its subsidiaries. SquareTwo owns the following subsidiaries: ReFinance America, Ltd.; CACV of Colorado, LLC; CACH, LLC; Collect Air, LLC; Healthcare Funding Solutions, LLC; SquareTwo Financial Commercial Funding Corporation, and Collect America of Canada, LLC. Collect America of Canada, LLC has a wholly-owned subsidiary, SquareTwo Financial Canada Corporation, which has a majority ownership interest in CCL Financial Inc. ("CCL"). CCL is a consolidated subsidiary of the Company. As previously disclosed, Parent owns 100% of the outstanding equity of SquareTwo and all other Parent investments are dormant. All material expenses incurred by Parent on SquareTwo’s behalf have been allocated to SquareTwo and are reflected in the consolidated financial statements of SquareTwo. Inactive companies are not listed. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Actual results could differ from those estimates. The Company's condensed consolidated financial statements are based on a number of significant estimates, including the collectability of purchased debt and the timing of such proceeds. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that its estimates in connection with these items could be materially revised within the near term.

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

Since January 1, 2005, we have accounted for our purchased debt under the guidance of ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, static pools of purchased debt may be established and accounted for under either the interest method of accounting (referred to by us as "level yield") or the cost recovery method of accounting. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, reduction of carrying value and any valuation allowance. Once a static pool is established, individual accounts are not added to or removed from the pool unless sold to a third party or recoursed back to the seller. Purchased debt accounted for under our level yield method of accounting is pooled each quarter, whereas purchased debt accounted for under cost recovery is pooled by each individual purchase. The cost recovery method prescribed by ASC 310-30 is required when cash proceeds on a particular purchase cannot be reasonably predicted in timing or amount. Purchased debt accounted for under the cost recovery method comprises Canadian portfolios acquired prior to January 1, 2012, commercial, medical, student loan purchases, and any other asset class in the U.S. or Canada for which we do not have the necessary experience to forecast the timing and amount of cash flows. For purchased debt for which we believe that we can reasonably forecast the timing and amount of our cash proceeds, we utilize the level yield method.

Level Yield Method

Beginning January 1, 2007, most of our purchased debt has been accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on our balance sheet) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool, which is based on our estimated remaining proceeds, or ERP, for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of five to nine years. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

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

The expected trends of each pool are analyzed quarterly. If these trends are different than the original estimates, certain adjustments may be required. Each quarter, we use our estimated remaining proceeds, or ERP, to determine our estimate of future cash proceeds for each pool. We then use all factors available, such as the types of assets within the pool, our experience with those assets, the age of the pool, any recent fluctuations in our recovery rates from the various channels we collect from, and where that pool is in its own collection life cycle. We use these factors for each static pool to determine a range of future proceeds, which becomes smaller as we gain more experience with each static pool. We determine our best estimate of future proceeds within that range, which may be used for adjustments to our revenue recognition, or for our determination of allowance charges.

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

As a result of a detailed analysis of several years of historical data and enhancements in the forecasting process for our Canadian assets, the Company has determined that most of its purchases in Canada qualify for the application of the level yield method of accounting based on the aforementioned criteria. Accordingly, Canadian purchases made on or after January 1, 2012 will be evaluated for treatment under the level yield method based on our ability to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method will be accumulated into static pools on a quarterly basis separately from U.S. purchase.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less servicing fees paid to the United Network or the outside agencies in Canada are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a servicing fee paid, there is a corresponding dollar recorded as revenue in the purchased debt, net line item in the consolidated statement of operations (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the collection expenses on purchased debt line item in the consolidated statements of operations. As compared to the level yield method of accounting, the cost recovery method of accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

We assess our purchased debt accounted for under the cost recovery method at least annually, or more frequently if necessary, to determine if a valuation allowance is necessary. If the carrying value of a purchase is greater than our best estimate of future cash proceeds, excluding court cost recoveries, net of the fees expected to be paid for that purchase, we record a valuation allowance for the difference. In the instance that our best estimate of future cash proceeds, excluding court cost recoveries, increase for a cost recovery purchase that has a valuation allowance that was previously recorded, we may reverse the valuation allowance. Similar to our process to determine our revenue recognition, or allowance charges for our level yield pools as described above, we use all factors available, and our estimated remaining proceeds to determine our best estimate of future cash proceeds for our purchased debt accounted for under the cost recovery method.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.  The Company has revised the presentation of its condensed consolidated statements of operations for all the periods presented to provide improved visibility and comparability with the current year presentation.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 generally clarifies ASC Topic 820, but also includes changes to the measurement and disclosure of fair values.  The ASU converges GAAP and International Financial Reporting Standards requirements for measurements of fair values and related disclosure.  ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option of presenting other comprehensive income (“OCI”) solely in the statement of changes in equity (deficiency), requiring an entity to present components of net income, items of OCI, and total comprehensive income in one continuous statement or two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU No. 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2012. As a result of the adoption of ASU No. 2011-05 and the deferrals in ASU No. 2011-12, the Company modified its presentation of comprehensive income on the face of the Company's Condensed Consolidated Statements of Operations.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU No 2011-08 modifies the requirements for testing goodwill for impairment. The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU No. 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company's adoption of ASU No 2011-08 did not have an impact on the Company's financial position or results of operations.

3. Purchased Debt

Changes in purchased debt, net for the three months ended March 31, 2012 and 2011 are as follows:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$222,330	$211,202	$21,083	$14,492	$243,413	$225,694
Purchases	69,643	56,370	2,841	7,185	72,484	63,555
Change in allowance	(2,590)	(5,869)	—	—	(2,590)	(5,869)
Proceeds applied to purchased debt principal	(70,280)	(42,619)	(5,403)	(5,607)	(75,683)	(48,226)
Other(1)	—	—	109	72	109	72
Balance at end of period	$219,103	$219,084	$18,630	$16,142	$237,733	$235,226

(1)    Other includes impacts of the Company’s recovery of step-up in basis, franchise asset purchase program (discontinued), and currency translation on purchased debt. The step-up in basis is a result of fair value adjustments from the Acquisition, and has a net remaining carrying value of $203 as of March 31, 2012.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Proceeds	$132,590	$85,786	$20,783	$22,509	$153,373	$108,295
Less:
Gross revenue recognized	62,310	43,167	14,960	15,672	77,270	58,839
Cost recovery court costs recoveries(1)	—	—	420	1,230	420	1,230
Proceeds applied to purchased debt principal	70,280	42,619	5,403	5,607	75,683	48,226
	$—	$—	$—	$—	$—	$—

(1)    Cost recovery court cost recoveries are recorded as a contra expense in the collection expenses on purchased debt line item in the consolidated statements of operations.

The following tables show reconciliations of gross revenue recognized to purchased debt revenues, net for the following periods:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Gross revenue recognized	$62,310	$43,167	$14,960	$15,672	$77,270	$58,839
Purchased debt royalties	2,953	1,469	485	489	3,438	1,958
Change in valuation allowance	(2,590)	(5,869)	—	—	(2,590)	(5,869)
Other(1)	—	—	(239)	(248)	(239)	(248)
Purchased debt revenue, net	$62,673	$38,767	$15,206	$15,913	$77,879	$54,680

(1)    Other items relate to the recovery of step-up in basis, franchise asset purchase program (discontinued) and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

The following tables show detail of the Company’s purchases during the following periods:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Purchase price	$69,643	$56,370	$2,841	$7,185	$72,484	$63,555
Face value	812,029	776,636	93,295	151,544	905,324	928,180
% of face	8.6%	7.3%	3.0%	4.7%	8.0%	6.8%

The estimated future cash proceeds expected at acquisition for level yield portfolios purchased during the year ended March 31, 2012 amounted to $154.1 million. Based upon March 31, 2012 projections, cash proceeds expected to be received on purchased debt accounted for under the level yield method and acquired during the quarter ended March 31, 2012 are as follows:

Cash proceeds expected
2012 (includes actuals from the first quarter)	$69,967
2013	36,425
2014	17,544
2015	11,291
2016	6,700
2017	5,637
2018	3,022
2019 and thereafter	3,496
Total cash proceeds expected	$154,082

Accretable yield represents the difference between our estimated remaining proceeds of our purchased debt accounted for under the level yield method and the carrying value of those assets. The estimated remaining proceeds are used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in our accounting policy for the level yield method in Note 2.

In the quarter ended March 31, 2012, the Company spent $69.6 million in capital to acquire purchased debt that qualified for the level yield method of accounting.   The face amount (or the actual amount owed by the debtors) of the debt purchased by the Company was $0.8 billion.  The purchase price for the debt acquired in the quarter ended March 31, 2012 was 8.6% of the face amount.

The Company recorded the $69.6 million in capital spend on its balance sheet at cost, and expects to receive $154.1 million in proceeds over the life of the pool. The accretable yield for the purchases during the year ended March 31, 2012 is $84.4 million, or the expected remaining proceeds of $154.1 million less the purchase price of $69.6 million. The nonaccretable yield for 2012 level yield purchases is $657.9 million, representing the difference between the expected proceeds of $154.1 million and the face value of the purchased debt of $0.8 billion.

The following is the change in accretable yield for the quarters ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Balance at beginning of period	$463,048	$304,963
Impact from revenue recognized on purchased debt, net	(59,720)	(37,298)
Additions from current year purchases	84,439	73,231
Reclassifications from nonaccretable difference	36,791	12,421
Balance at end of period	$524,558	$353,317

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$147,734	$123,801	$10,319	$8,488	$158,053	$132,289
Allowance charges recorded	2,590	5,869	—	—	2,590	5,869
Balance at end of period	$150,324	$129,670	$10,319	$8,488	$160,643	$138,158

4. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s Partners Network and were identified as part of purchase accounting at the date of the Acquisition. The Company tests its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing.

The following is a summary of intangibles:

	March 31,	December 31,
	2012	2011
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	March 31, 2012			December 31, 2011
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	6.34%	$157,983	April 2014	6.34%	$144,159	April 2014
Line of Credit CAD	6.75%	—	April 2014	6.75%	—	April 2014
Total Line of Credit		$157,983			$144,159

(1)    Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of March 31, 2012 and December 31, 2011. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the revolving credit facility were $2,905 and $3,264 at March 31, 2012 and December 31, 2011, respectively, and are included in the other assets line on the consolidated balance sheets.

The Company has accrued interest on its revolving credit facility of $230 and $171 at March 31, 2012 and December 31, 2011, respectively, which are included in the accrued interest and other liabilities line item on the consolidated balance sheets. At March 31, 2012, our availability under the line of credit was $56.7 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	March 31, 2012		December 31, 2011
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $3,608 and $3,788 unamortized discount	11.625%	$286,392	11.625%	$286,212	April 2017
Other Notes Payable	6.33 - 8.00%	3,940	6.33 - 8.00%	4,058	2012 - 2021
Total Notes Payable		$290,332		$290,270

(1)                                  Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of March 31, 2012 and December 31, 2011.

The remaining unamortized costs related to the Senior Second Lien Notes were $6,388 and $6,708 at March 31, 2012 and December 31, 2011, respectively, and are included in the other assets line on the consolidated balance sheet.

The Company had accrued interest on notes payable of $16,856 at March 31, 2012 and $8,428 at December 31, 2011, which is included in the accrued interest and other liabilities line item on the consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of March 31, 2012, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Second Lien Notes.

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments disclosed, but not carried, at fair value at March 31, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured:

	March 31, 2012
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	237,733	703,809	—	—	703,809
Line of credit(2)	157,983	157,983	—	157,983	—
Second Lien Notes, net of $3,608 unamortized discount(3)	286,392	293,642	293,642	—	—
Other Notes Payable(4)	3,940	3,940	—	3,940	—

	December 31, 2011
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	243,413	607,904	—	—	607,904
Line of credit(2)	144,159	144,159	—	144,159	—
Second Lien Notes, net of $3,788 unamortized discount(3)	286,212	281,862	281,862	—	—
Other Notes Payable(4)	4,058	4,058	—	4,058	—

(1)    The Company's estimated fair value of purchased debt has been determined using our estimated remaining proceeds discounted using our weighted average cost of capital for its required return. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior.

(2)    The Company has both a domestic and Canadian revolving credit facility. These instruments contain variable borrowing rates that are based in part on observed available market interest rates. As a result, the Company believes the carrying values of these instruments approximate fair value.

(3)    The fair value of our Second Lien Notes is based on recently observed available market trading metrics.

(4)    We estimated the fair value of these notes to approximate carrying value, as the applicable interest rates of the notes approximate those of our other current borrowings, which are based in part observable market rates.

The carrying values of cash and cash equivalents, accounts receivable and payable, accrued expenses, and notes receivable are considered to approximate fair value due to the short-term nature of these instruments.

7. Income Taxes

For financial statement reporting purposes, the Company is treated as a stand-alone entity, and therefore all components of the provision for, or benefit from income taxes as well as the deferred tax assets and liabilities recognized herein reflect only the financial results and position of SquareTwo. For income tax purposes, the Company is included in the consolidated return of Parent. Parent files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Parent’s U.S. federal income tax returns were last audited for the tax year ended December 31, 2004, and Parent potentially remains subject to examination for all tax years ended on or after December 31, 2007.

For the three months ended March 31, 2012, the combined federal, state, and Canadian net tax expense from operations was $1.4 million. It was almost entirely attributable to Canadian operations, based on an effective rate of 28.3%. Due to the loss before income taxes in the U.S., the tax benefit of $2.1 million at the effective rate of 37.3% arising from federal and state net operating losses was fully offset by a valuation allowance.
In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $9.5 million at March 31, 2012 is attributable to the deferred tax liability associated with the Company's indefinite lived Partners Network intangible asset. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.
8. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At March 31, 2012, the Company had non-cancelable obligations outstanding to purchase $306.1 million in face value of debt at an aggregate price of $30.0 million during the next year under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

On September 26, 2011, CCL, one of the Company's subsidiaries in Canada, received a letter from the Canada Revenue Agency (“CRA”) which outlined CRA's preliminary findings of its review of CCL's compliance with the harmonized sales tax (“HST”) for the four years ended June 30, 2011.  In addition to requesting additional information intended to allow CCL to clarify its compliance with the HST requirements, the inquiry also identified CRA's proposed HST adjustments, which are approximately $1.3 million, not including interest. The Company does not believe the proposed adjustments apply to CCL and believes it has sufficient support for the technical merits of its position.  The Company has furnished the information requested by the CRA and provided a detailed explanation of its position and HST compliance.  At the time of this filing, it remains unknown what adjustments, interest, or penalties, if any, will ultimately be imposed on the Company with respect to this matter.  Accordingly, the Company does not believe the CRA's notice meets the GAAP criteria for recognition of a loss contingency in its results of operations for the period ended March 31, 2012.

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

9. Segment Information

In its operation of the business, the chief operating decision maker ("CODM"), our Chief Executive Officer, reviews certain financial information, including segment statements of operations prepared on a basis not consistent with GAAP. The segment information within this note is reported on that basis. The CODM evaluates this information in deciding how to allocate resources and in assessing performance. We have identified two reportable operating segments: Canadian operations and Domestic operations. Included within the Domestic segment are several operating segments that meet the aggregation criteria of ASC 280 based on similarities among the operating units including homogeneity of operations, assets, and use of technology.

The accounting policies of our two segments are the same as those described in the summary of significant accounting policies in Note 2. As a result of a detailed analysis of several years of historical data and enhancements in the forecasting process for our Canadian assets, the Company has determined that most of its purchases in Canada qualify for the application of the level yield method of accounting based on the aforementioned criteria. Accordingly, Canadian purchases made on or after January 1, 2012 will be evaluated for treatment under the level yield method based on our ability to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method will be accumulated into static pools on a quarterly basis separately from U.S. purchase.

The following tables present the Company's operating segment results for the three months ended March 31, 2012 and 2011:

Cash Proceeds on Purchased Debt:

	March 31,
Cash Proceeds on Purchased Debt	2012	2011
Domestic	$141,746	$101,347
Canada	11,627	6,948
Consolidated	$153,373	$108,295

Total Revenues:

	March 31,
Total Revenues	2012	2011
Domestic	$70,641	$52,708
Canada	7,425	3,350
Consolidated	$78,066	$56,058

Adjusted EBITDA:

	March 31,
Adjusted EBITDA(1)	2012	2011
Domestic	$82,439	$57,747
Canada	9,247	5,699
Consolidated	$91,686	$63,446

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

Segment net income or loss is not presented consistent with the CODM's review of segment information. The table below reconciles consolidated net loss to consolidated Adjusted EBITDA:

	Three Months Ended
Reconciliation of Net Loss to	March 31,
Adjusted EBITDA ($ in thousands)	2012	2011
Net loss	$(2,111)	$(5,219)
Interest expense	12,202	12,234
Interest income	(26)	(27)
Income tax expense	1,418	566
Depreciation and amortization	1,522	1,148
EBITDA	13,005	8,702
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value	75,683	48,226
Amortization of step-up of carrying value	46	90
Change in valuation allowance	2,590	5,869
Certain other or non-cash expenses
Stock option expense	78	78
Other	284	481
Adjusted EBITDA	$91,686	$63,446

Segment assets were as follows as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
Total Assets	2012	2011
Domestic	$473,340	$460,216
Canada	13,278	10,378
Consolidated	$486,618	$470,594

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at March 31, 2012 or December 31, 2011.

10. Supplemental Guarantor Information

The payment obligations under the Second Lien Notes are fully and unconditionally guaranteed on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) existing and future domestic subsidiaries (“Guarantor Subsidiaries”) that guarantee, or are otherwise obligors with respect to, indebtedness under the Borrower’s senior revolving credit facility. The Second Lien Notes are not guaranteed by Parent.

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

Condensed Consolidating Balance Sheets

	March 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$33	$5,950	$—	$5,983
Restricted cash	17,441	13,816	—	—	31,257
Receivables:
Contingent clients	—	—	—	—	—
Trade, net of allowance for doubtful accounts	1,090	76	90	—	1,256
Notes receivable, net of allowance for doubtful accounts	380	—	226	—	606
Purchased debt, net	203	231,726	5,804	—	237,733
Property and equipment, net	24,110	21	272	—	24,403
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	12,305	1,243	484	—	14,032
Investment in subsidiaries	253,959	—	—	(253,959)	—
Total assets	$480,267	$246,915	$13,395	$(253,959)	$486,618
Liabilities and equity (deficiency)
Payables:
Contingent clients	$133	$96	$—	$—	$229
Accounts payable, trade	2,980	122	82	—	3,184
Payable from trust accounts	1,703	192	32	—	1,927
Payable to parent	—	369,810	2,621	(372,431)	—
Taxes payable	91	—	1,133	—	1,224
Accrued interest and other liabilities	30,492	66	682	—	31,240
Deferred tax liability	9,471	—	(5)	—	9,466
Lines of credit	157,983	—	—	—	157,983
Notes payable, net of discount	287,768	—	2,564	—	290,332
Obligations under capital lease agreements	2,957	—	—	—	2,957
Total liabilities	493,578	370,286	7,109	(372,431)	498,542
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	189,973	(1,021)	1	1,020	189,973
Accumulated deficit	(203,284)	(122,350)	4,899	117,452	(203,283)
Accumulated other comprehensive loss	—	—	(188)	—	(188)
Total equity (deficiency) before noncontrolling interest	(13,311)	(123,371)	4,712	118,472	(13,498)
Noncontrolling interest	—	—	1,574	—	1,574
Total equity (deficiency)	(13,311)	(123,371)	6,286	118,472	(11,924)
Total liabilities and equity (deficiency)	$480,267	$246,915	$13,395	$(253,959)	$486,618

	December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$9	$82	$2,566	$—	$2,657
Restricted cash	(93)	12,540	—	—	12,447
Receivables:
Contingent clients	3	214	—	—	217
Trade, net of allowance for doubtful accounts	648	(84)	39	—	603
Notes receivable, net of allowance for doubtful accounts	564	—	221	—	785
Purchased debt, net	249	236,815	6,349	—	243,413
Property and equipment, net	24,375	29	270	—	24,674
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	12,909	1,148	393	—	14,450
Investment in subsidiaries	254,681	—	—	(254,681)	—
Total assets	$464,124	$250,744	$10,407	$(254,681)	$470,594
Liabilities and equity (deficiency)
Payables:
Contingent clients	$150	$92	$—	$—	$242
Accounts payable, trade	3,167	5	43	—	3,215
Payable from trust accounts	1,468	187	18	—	1,673
Payable to Borrower	—	368,361	—	(368,361)	—
Taxes payable	68	—	2,153	—	2,221
Accrued interest and other liabilities	25,563	91	530	—	26,184
Deferred tax liability	9,471	—	(5)	—	9,466
Lines of credit	144,159	—	—	—	144,159
Notes payable, net of discount	287,652	—	2,618	—	290,270
Obligations under capital lease agreements	3,208	—	—	—	3,208
Total liabilities	474,906	368,736	5,357	(368,361)	480,638
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	189,895	(684)	2,433	(1,749)	189,895
Accumulated deficit	(200,677)	(117,308)	1,878	115,429	(200,678)
Accumulated other comprehensive loss	—	—	(341)	—	(341)
Total equity (deficiency) before noncontrolling interest	(10,782)	(117,992)	3,970	113,680	(11,124)
Noncontrolling interest	—	—	1,080	—	1,080
Total equity (deficiency)	(10,782)	(117,992)	5,050	113,680	(10,044)
Total liabilities and equity (deficiency)	$464,124	$250,744	$10,407	$(254,681)	$470,594

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$3,381	$67,217	$7,281	$—	$77,879
Contingent debt	(392)	428	125	—	161
Other revenue	4	—	22	—	26
Total revenues	2,993	67,645	7,428	—	78,066
Expenses
Collection expenses on:
Purchased debt	—	52,145	2,098	—	54,243
Contingent debt	6	8	—	—	14
Other direct operating expenses	—	1,817	6	—	1,823
Salaries and payroll taxes	1,086	4,949	200	—	6,235
General and administrative	(49)	2,526	151	—	2,628
Depreciation and amortization	964	546	12	—	1,522
Total expenses	2,007	61,991	2,467	—	66,465
Operating income	986	5,654	4,961	—	11,601
Other expense
Interest expense	1,463	10,697	42	—	12,202
Other expense, net	90	—	2	—	92
Total other expense	1,553	10,697	44	—	12,294
Income (loss) before income taxes	(567)	(5,043)	4,917	—	(693)
Income tax expense	(15)	—	(1,403)	—	(1,418)
Income (loss) from subsidiaries	(2,023)	—	—	2,023	—
Net income (loss)	(2,605)	(5,043)	3,514	2,023	(2,111)
Less: Net income attributable to the noncontrolling interest	—	—	494	—	494
Net income (loss) attributable to SquareTwo	$(2,605)	$(5,043)	$3,020	$2,023	$(2,605)

Comprehensive income (loss)	(2,605)	(5,043)	3,667	2,023	(1,958)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	494	—	494
Comprehensive income (loss) attributable to SquareTwo	$(2,605)	$(5,043)	$3,173	$2,023	$(2,452)

	Three Months Ended March 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$1,846	$49,589	$3,245	$—	$54,680
Contingent debt	955	250	90	—	1,295
Other revenue	29	16	38	—	83
Total revenues	2,830	49,855	3,373	—	56,058
Expenses
Collection expenses on:
Purchased debt	—	35,358	1,084	—	36,442
Contingent debt	887	13	—	—	900
Other direct operating expenses	—	1,114	—	—	1,114
Salaries and payroll taxes	1,150	4,829	158	—	6,137
General and administrative	680	1,836	122	—	2,638
Depreciation and amortization	12	1,133	3	—	1,148
Total expenses	2,729	44,283	1,367	—	48,379
Operating income	101	5,572	2,006	—	7,679
Other expense
Interest expense	1,667	10,418	149	—	12,234
Other expense, net	98	—	—	—	98
Total other expense	1,765	10,418	149	—	12,332
Income (loss) before income taxes	(1,664)	(4,846)	1,857	—	(4,653)
Income tax expense	(32)	—	(534)	—	(566)
Income (loss) from subsidiaries	(3,711)	—	—	3,711	—
Net income (loss)	(5,407)	(4,846)	1,323	3,711	(5,219)
Less: Net income attributable to the noncontrolling interest	—	—	188	—	188
Net income (loss) attributable to SquareTwo	$(5,407)	$(4,846)	$1,135	$3,711	$(5,407)

Comprehensive income (loss)	(5,407)	(4,846)	1,366	3,711	(5,176)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	188	—	188
Comprehensive income (loss) attributable to SquareTwo	$(5,407)	$(4,846)	$1,178	$3,711	$(5,364)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(2,605)	$(5,043)	$3,514	$2,023	$(2,111)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	964	546	12	—	1,522
Amortization of loan origination fees and debt discount	896	—	—	—	896
Recovery of step-up in basis of purchased debt	46	—	—	—	46
Change in valuation allowance of purchased debt	—	2,590	—	—	2,590
Expenses for stock options	53	25	—	—	78
Other non-cash expense	798	231	(79)	—	950
Equity in subsidiaries	2,023	—	—	(2,023)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	23	—	(1,084)	—	(1,061)
Restricted cash	(17,534)	(1,276)	—	—	(18,810)
Other assets	(1,348)	(463)	137	—	(1,674)
Accounts payable and accrued liabilities	4,960	102	194	—	5,256
Net cash provided by (used in) operating activities	(11,724)	(3,288)	2,694	—	(12,318)
Investing activities
Investment in purchased debt	—	(68,915)	(3,569)	—	(72,484)
Proceeds applied to purchased debt principal	—	71,414	4,269	—	75,683
Net proceeds from notes receivable	183	—	—	—	183
Investment in subsidiaries	(740)	—	—	740	—
Investment in property and equipment including internally developed software	(1,215)	—	(9)	—	(1,224)
Net cash provided by (used in) investing activities	(1,772)	2,499	691	740	2,158
Financing activities
Proceeds from (repayment of) investment by parent, net	—	740	—	(740)	—
Payments on notes payable, net	(64)	—	(53)	—	(117)
Proceeds from lines-of-credit	152,610	—	—	—	152,610
Payments on lines-of-credit	(138,787)	—	—	—	(138,787)
Payments on capital lease obligations	(272)	—	—	—	(272)
Net cash provided by (used in) financing activities	13,487	740	(53)	(740)	13,434
Increase (decrease) in cash and cash equivalents	(9)	(49)	3,332	—	3,274
Impact of foreign currency translation on cash	—	—	52	—	52
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$33	$5,950	$—	$5,983
Supplemental cash flow information
Cash paid for interest	$2,398	$399	$48	$—	$2,845
Cash paid (received) for income taxes	(8)	—	2,487	—	2,479
Property and equipment financed with capital leases	22	—	—	—	22

	Three Months Ended March 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(5,407)	$(4,846)	$1,323	$3,711	$(5,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12	1,133	3	—	1,148
Amortization of loan origination fees	834	—	—	—	834
Recovery of step-up in basis of purchased debt	90	—	—	—	90
Change in valuation allowance of purchased debt	—	5,869	—	—	5,869
Expenses for stock options	52	26	—	—	78
Other non-cash expense	496	48	2	—	546
Equity in subsidiaries	3,711	—	—	(3,711)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	67	—	248	—	315
Restricted cash	(15,875)	(2,278)	—	—	(18,153)
Other assets	(1,049)	(508)	41	—	(1,516)
Accounts payable and accrued liabilities	9,913	227	96	—	10,236
Net cash provided by (used in) operating activities	(7,156)	(329)	1,713	—	(5,772)
Investing activities
Investment in purchased debt	—	(57,740)	(5,815)	—	(63,555)
Proceeds applied to purchased debt principal	—	44,523	3,703	—	48,226
Net proceeds from notes receivable	91	—	—	—	91
Investment in subsidiaries	(13,516)	—	—	13,516	—
Investments in property and equipment including internally developed software	(1,423)	—	—	—	(1,423)
Net cash provided by (used in) investing activities	(14,848)	(13,217)	(2,112)	13,516	(16,661)
Financing activities
Proceeds from (repayments of) investment by Parent, net	—	13,516	—	(13,516)	—
Payments on notes payable, net	(59)	—	(54)	—	(113)
Proceeds from lines-of-credit	120,827	—	5,382	—	126,209
Payments on lines-of-credit	(98,278)	—	(5,106)	—	(103,384)
Payments on capital lease obligations	(231)	—	—	—	(231)
Net cash provided by (used in) financing activities	22,259	13,516	222	(13,516)	22,481
Increase (decrease) in cash and cash equivalents	255	(30)	(177)	—	48
Impact of foreign currency translation on cash	—	—	63	—	63
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$1	$47	$1,927	$—	$1,975
Supplemental cash flow information
Cash paid for interest	$2,178	$607	$141	$—	$2,926
Cash received due to income tax refunds	(35)	—	270	—	235
Property and equipment financed with capital leases	385	—	—	—	385

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” "will," “should,” “expect,” “intend,” “estimate,” “anticipate,” "plan," "foresee," “predict,” “believe,” “potential” or “continue” or, in each case, the negative or other variations or similar expressions. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors” in our most recent Annual Report on Form 10-K (File No. 333- 170734). We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information or otherwise.

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

Our Company

We are a leading purchaser of charged-off receivables in the accounts receivable management industry. Our primary business is the acquisition and management of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies and healthcare providers. We believe that we are one of the largest purchasers of “fresh” charged-off credit card and consumer loan receivables in the U.S. We are also demonstrating and committed to continuing growth in the purchase of charged-off commercial, student loan, and Canadian accounts receivable. The act of charging off an account does not release the obligor on the account from his/her responsibility to pay for the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytical expertise, technology platform, operational experience and our Partners Network to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating debtors fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to March 31, 2012, we have invested approximately $2.0 billion in the acquisition of charged-off receivables, representing over $31 billion in face value of accounts.

Based on our proprietary analytic models, which utilize historical data as well as current account level data and economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of March 31, 2012 of $8.9 billion (active face value) will generate approximately $803.7 million in ERP over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $0.7 billion (active face value) to generate approximately $67.2 million in additional ERP. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our Partners Network

Collection efforts on our U.S. purchased debt and contingent debt are primarily handled by our Partners Network, which consists of independent U.S. law firms and attorney-managed collection operations with which we have exclusive franchise relationships. Under the terms of our franchise agreements, our franchises license our proprietary technology and perform recovery work on our behalf, on an exclusive basis, for a fee per dollar collected. The contingent fee varies based upon the franchises performance against our assumptions made when we acquired the debt. We allocate accounts to our franchises based on their performance and are under no obligation to provide accounts to any franchise. We believe that our competitive account placement model and our variable contingent fee structure are critical to our collection performance, as they motivate each franchise to optimize its efforts on its allocated accounts to receive additional placements of charged-off receivables on which to collect. In addition, because our franchise model is attorney-based, we have the ability to efficiently pursue litigation or legal action on our purchased debt. We believe that debtors generally take collection efforts by a law firm more seriously than those of a collection agency, which we believe enhances our collection rates. We believe that our attorney-based Partners Network promotes the highest ethical standards in the industry as our franchises maintain both SquareTwo’s stringent compliance standards as well as the obligations imposed by membership in the bar associations of the states in which their attorneys are licensed to practice law. In addition to the compliance and collections benefits provided by our attorney-based franchise model, we believe that law firms generally provide a more professional environment than traditional call centers, helping our franchises to more effectively attract and retain quality collectors

In addition to our Partners Network, we also utilize, and our United Network includes, certain specialized collection agencies and an extensive network of local law firms that complement the focus and geographic coverage of our Partners Network.

Our Canadian subsidiaries purchase charged off accounts with Canadian debtors.  Once purchased, the accounts are placed with either our Canadian collectors who are employed by the Canadian subsidiaries or with outside collection agencies.  For accounts on which legal action is appropriate to liquidate the accounts, the subsidiaries place the accounts with outside law firms for collection.

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them for appropriate valuations. We have a dedicated business development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our decision science team to prepare pricing models and perform account level analysis. In the last five years, we have purchased charged-off receivables from seven of the 10 largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our decision science department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our internal investment committee, which includes our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We typically target gross recoveries of approximately 2.5x our initial investment over a nine year period of which we receive the majority within the first 36 months. In addition to the credit card business, we are actively engaged in the development of business opportunities in purchasing charged off student loans, commercial installment loans, lines of credit and equipment lease deficiencies, and Canadian consumer and commercial obligations.

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales and recourse, and royalty fees from collections on our purchased debt. We earn contingent debt revenue via the management of collection efforts through our Partners Network on behalf of other owners of charged-off receivables, for which we are paid a fee per dollar collected. We also earn royalties from our franchises ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE.

Expenses

Collection Expenses on Purchased Debt

Collection expenses on purchased debt represent the direct costs of collections related to our purchased debt. In the U.S., we do not directly employ consumer debt collectors on our domestic consumer purchased debt portfolio. Rather we use our United Network as the majority of our direct expenses represent the servicing fees that we pay on a percentage basis to our United Network based on their collections on our purchased debt. The servicing fee we pay to our United Network varies depending on the age and type of purchased debt and certain network performance targets. Collection expenses also include court cost expenses for all purchased debt and are reduced by court cost recoveries for purchased debt accounted for under the cost recovery method. In Canada, collection expenses include the cost of our collectors as well as fees paid to outside agencies with whom we place certain accounts.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt represent the direct cost of collections on our contingent debt and are predominantly comprised of the servicing fees paid to our Partners Network based on their collections on contingent debt.

Other Direct Operating Expenses

Other direct operating expenses represent other costs of collections primarily on purchased debt. Included in other direct operating expenses are legal compliance and certain other operating and franchise costs.

Salaries and Payroll Taxes

Salaries and payroll taxes include employment-related expenses, including salaries, wages, bonuses, insurance, payroll taxes and benefits.

General and Administrative

General and administrative expenses consist of rent, utilities, marketing, information technology, property and other miscellaneous taxes, office, travel and entertainment, accounting and payroll services, consulting fees, licenses, and general insurance.

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the intangible value of our internally developed proprietary collection platform eAGLE, which is used by our Partners.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Purchasing Activity

The following table summarizes the purchasing activity for the three months ended March 31, 2012 ("first quarter 2012") compared to the three months ended March 31, 2011 ("first quarter 2011"):

	Three Months Ended
Purchasing Activity ($ in thousands)	March 31,
	2012	2011	$ Variance
Credit Card/Consumer Loan - Fresh
Face	$712,586	$824,003	$(111,417)
Price	64,870	59,486	5,384
Price (%)	9.1%	7.2%
Credit Card/Consumer Loan - Non-Fresh
Face	99,442	77,570	21,872
Price	4,773	2,700	2,073
Price (%)	4.8%	3.5%
Other(1)
Face	93,296	26,607	66,689
Price	2,841	1,369	1,472
Price (%)	3.0%	5.1%
Purchased Debt - Total
Face	$905,324	$928,180	$(22,856)
Price	72,484	63,555	8,929
Price (%)	8.0%	6.8%

(1)    Other includes commercial, medical, and student loan purchased debt assets.

Total purchases were $905.3 million of face value receivables at a price of $72.5 million during the first quarter 2012, compared to $928.2 million of face value receivables at a price of $63.6 million during the first quarter 2011, a decrease of $22.9 million or 2.5% in face value, and an increase in purchase price of $8.9 million or 14.0% from prior year. Market prices were higher during the first quarter 2012, with the increase in price paid largely attributable to an increase in quality of purchased debt acquired. Our purchase levels in the first quarter 2012 were the result of our continued focus on acquiring portfolios that meet our net return thresholds, attainable through our operational processes. We also continued our selective diversification efforts with purchases of commercial, medical, and student loan assets which increased 107.5% from $1.4 million of capital spent in the first quarter 2011 compared to $2.8 million during the same period in 2012.

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

The following table summarizes the cash proceeds activity for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended
	March 31,
Cash Proceeds ($ in thousands)	2012	2011	$ Variance
Voluntary, non-legal collections(1)(2)	$100,158	$66,972	$33,186
Legal collections(1)(2)	37,570	31,304	6,266
Other(3)	7,421	5,335	2,086
Sales & recourse	8,224	4,684	3,540
Total cash proceeds on purchased debt	$153,373	$108,295	$45,078

(1)    Canadian collections, previously reported as other collections, are reported as non-legal, legal collections or other, as previously defined. Amounts of $6.5 million and $0.3 million have been reclassified to non-legal and legal collections, respectively, for first quarter 2011 to conform to the current presentation.

(2)    Pre-legal collections, defined as collections on accounts placed in the legal channel for suit received prior to the initiation of legal action, previously reported as non-legal collections, are reported as legal collections. Pre-legal collections of $3.8 million have been reclassified for first quarter 2011 to conform to the current presentation.

(3)    Other includes commercial collections, medical collections, student loan collections, and court cost recoveries. Commercial and student loan collections were previously included in non-legal collections. Amounts of $0.5 million for commercial collections and $0.6 million for student loan collections have been reclassified for first quarter 2011 to conform to the current presentation.

Total cash proceeds were $153.4 million for the first quarter 2012 compared to $108.3 million for the first quarter 2011, an increase of $45.1 million or 41.6%. This increase is the result of sustained higher purchasing volumes of higher quality paper in during the year ended December 31, 2011 and the first quarter 2012.

Consolidated Results

The following table summarizes the results of our operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended
	March 31,
Consolidated Results ($ in thousands)	2012	2011	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$77,879	$54,680	$23,199	42.4%
Contingent debt	161	1,295	(1,134)	(87.6)%
Other revenue	26	83	(57)	(68.7)%
Total revenues	78,066	56,058	22,008	39.3%
Expenses
Collection expenses on:
Purchased debt	54,243	36,442	17,801	48.8%
Contingent debt	14	900	(886)	(98.4)%
Other direct operating expenses	1,823	1,114	709	63.6%
Total direct operating expenses	56,080	38,456	17,624	45.8%
Salaries and payroll taxes	6,235	6,137	98	1.6%
General and administrative	2,628	2,638	(10)	(0.4)%
Depreciation and amortization	1,522	1,148	374	32.6%
Total indirect expenses	10,385	9,923	462	4.7%
Total expenses	66,465	48,379	18,086	37.4%
Operating income (loss)	11,601	7,679	3,922	51.1%
Other expense:
Interest expense	12,202	12,234	(32)	(0.3)%
Other expense (income)	92	98	(6)	(6.1)%
Total other expense	12,294	12,332	(38)	(0.3)%
Loss before income taxes	(693)	(4,653)	3,960	85.1%
Income tax expense	(1,418)	(566)	(852)	150.5%
Net loss	$(2,111)	$(5,219)	$3,108	59.6%

Revenues on Purchased Debt, Net

Purchased debt, net revenues increased $23.2 million during the first quarter 2012 compared to the first quarter 2011. Exclusive of the impact of the non-cash valuation allowance charges, purchased debt revenues were $80.5 million during the first quarter 2012 compared to $60.5 million during the first quarter 2011, an increase of $19.9 million or 32.9%.  This increase was predominantly driven by a $20.6 million increase in revenues on level yield assets, which was partially offset by a $0.7 million decrease in revenues on cost recovery assets.

The increase in level yield revenues was largely attributable to an increase of approximately 36% in the weighted average quarterly IRR during the first quarter 2012. In addition, there was an increase in the average carrying value of level yield purchased debt assets from $215.1 million in the first quarter 2011 compared to $220.7 million in the first quarter 2012. During the first quarter 2012, as a result of over-performance relative to expectations and historical trends, we increased our expectations of future cash proceeds on several level yield pools. As a result, we increased the IRRs on seven of our eight 2010 and 2011 quarterly pools, which contributed to an overall weighted average IRR increase for our level yield portfolio base.

The purchased debt, net revenues on our cost recovery assets decreased $0.7 million which is in line with the decrease in proceeds on cost recovery assets.

While the non-cash valuation allowance negatively impacted both periods, the impact on the first quarter 2012 was $2.6 million compared to $5.9 million during the corresponding period in 2011, The non-cash valuation allowance taken in the first quarter 2012 was primarily a result of slight decreases in the ERP on two of our 2009 quarterly pools. The non-cash valuation allowance taken in the first quarter 2011 was driven by actual and forecasted performance of 2007 and 2008 level yield pools being less than previously expected.

Revenues on Contingent Debt

Revenues on contingent debt decreased to $0.2 million during the first quarter 2012 from $1.3 million during the first quarter 2011, an aggregate decrease of $1.1 million or 87.6%, due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt was $54.2 million during the first quarter 2012 compared to $36.4 million during the first quarter 2011, an increase of $17.8 million or 48.8%, which was comparable with the increase in purchased debt collections. Purchased debt collections, excluding sales and recourse proceeds, increased to $145.1 million in the first quarter 2012 from $103.6 million in corresponding period in 2011, an increase of 40.1%. Collection expenses on purchased debt as a percentage of purchased debt collections increased from 35.2% to 37.4%.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt decreased $0.9 million or 98.4% when comparing the first quarter 2011 and the first quarter 2012, which is comparable with the decrease in revenues on contingent debt.

Other Direct Operating Expenses

Other direct operating expenses increased $0.7 million or 63.6% between the first quarter 2011 and the first quarter 2012 primarily due to an increase in commercial operating expenses corresponding to the increase in commercial debt collections.

Depreciation and Amortization

Depreciation and amortization was $1.5 million during the first quarter 2012, compared to $1.1 million in the first quarter 2011. The increase relates to additional depreciation on our proprietary collection system eAGLE.

Interest Expense

 Interest expense remained consistent when comparing the first quarter 2012 to the first quarter 2011. While the average outstanding balance on the revolving credit facility increased from $122.8 million to $151.1 million when comparing the two periods, the interest rate decreased as a result of the amendment to the revolving credit facility entered into during the three months ended June 30, 2011.

Income Tax Benefit (Expense)

Income tax expense was $1.4 million for the first quarter 2012, compared to an income tax expense of $0.6 million for the corresponding quarter of 2011. The expense in both periods relates almost entirely to the Canadian operations at the effective rate of 28.3%. Due to the continued pre-tax loss in the U.S., any tax benefit arising from the federal and state net operating losses is fully offset by a valuation allowance. Before the impact of the valuation allowance, the effective rate of 37.3% used to compute the U.S. tax benefit did not change significantly from the pre-valuation allowance rate effective for the first quarter of 2011.
Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the first quarter 2012 compared to the first quarter 2011:

	Three Months Ended
	March 31,
Adjusted EBITDA ($ in thousands)	2012	2011	$ Variance	% Variance
Voluntary, non-legal collections	$100,158	$66,972	$33,186	49.6%
Legal collections	37,570	31,304	6,266	20.0%
Other collections(1)	7,421	5,335	2,086	39.1%
Sales & recourse	8,224	4,684	3,540	75.6%
Contribution of other business activities(2)	3,625	3,336	289	8.7%
Total inflows	156,998	111,631	45,367	40.6%

Purchased debt expense	54,243	36,442	17,801	48.8%
Contingent debt expense	14	900	(886)	(98.4)%
Other direct operating expense	1,823	1,114	709	63.6%
Salaries, general and administrative expense	8,863	8,775	88	1.0%
Other(3)	731	1,513	(782)	(51.7)%
Total outflows	65,674	48,744	16,930	34.7%
Adjustments(4)	362	559	(197)	(35.2)%
Adjusted EBITDA	$91,686	$63,446	$28,240	44.5%

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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended
Reconciliation of Net Loss to	March 31,
Adjusted EBITDA ($ in thousands)	2012	2011	$ Variance	% Variance
Net loss	$(2,111)	$(5,219)	$3,108	59.6%
Interest expense	12,202	12,234	(32)	(0.3)%
Interest income	(26)	(27)	1	(3.7)%
Income tax expense	1,418	566	852	150.5%
Depreciation and amortization	1,522	1,148	374	32.6%
EBITDA	13,005	8,702	4,303	49.4%
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	75,683	48,226	27,457	56.9%
Amortization of step-up of carrying value(2)	46	90	(44)	(48.9)%
Change in valuation allowance(3)	2,590	5,869	(3,279)	(55.9)%
Certain other or non-cash expenses
Stock option expense(4)	78	78	—	—%
Other(5)	284	481	(197)	(41.0)%
Adjusted EBITDA	$91,686	$63,446	$28,240	44.5%

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

Segment Performance Summary

We have two reportable segments in accordance with the GAAP criteria for segment reporting: Domestic and Canada. A reporting segment's operating results are regularly reviewed by the Company's Chief Operating Decision Maker to make decisions about resources to be allocated to the segment and assess its performance. The segment operating results discussed in this section are presented on a basis consistent with our current management reporting being reviewed by our Board of Directors and the CODM.

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

	Three Months Ended
Domestic Segment Performance Summary	March 31,
($ in thousands)	2012	2011	% Variance
Purchases - face	$842,044	$803,244	4.8%
Purchases - price	68,915	57,740	19.4%
Purchases - price (%)	8.2%	7.2%
Cash proceeds on purchased debt	141,746	101,347	39.9%
Total revenue	70,641	52,708	34.0%
Adjusted EBITDA(1)	82,439	57,747	42.8%

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

Purchases

Total purchases of debt in three months ended March 31, 2012 increased $38.8 million or 4.8% in face from those in the three months ended March 31, 2011, and increased $11.2 million or 19.4% in price paid. Market prices on purchased debt continued to increase in the U.S. in 2011 and into the first quarter of 2012, which was largely driven by increases in quality and matched by operational performance, as evidenced by strong collection performance on our full year 2011 and our first quarter 2012 purchases.

Cash Proceeds

The increase in cash proceeds in the first quarter 2012 was due in large part to strong performance on our 2010, 2011, and 2012 purchases. The overall increase was led by an increase in voluntary, non-legal collections of $28.9 million from the first quarter of 2011. The increase was the result of sustained operational efficiency and higher trailing consistent purchases, which resulted in better returns on our voluntary, non-legal collections. In addition, legal collections increased $6.0 million quarter over quarter as a result of higher volumes entering the legal channel.

Total Revenue

Total revenue is primarily driven by revenue on purchased debt, net, which was greater during the first quarter 2012 than the first quarter 2011 by $19.2 million. Exclusive of the impact of non-cash valuation allowance charges, purchased debt revenues were $73.2 million, compared to $57.3 million, an increase of $15.9 million or 27.7%. This increase was driven by an increase in revenues on level yield assets, excluding the impact of non-cash valuation allowance charges, of $19.4 million, which was partially offset by a $3.6 million decrease in revenues on cost recovery assets.

The increase in level yield revenue was largely the result of an increase in average carrying value of U.S. level yield purchased debt assets from $215.1 million in the first quarter 2012 to $220.0 million during first quarter 2011, as well as IRR write-ups on seven of the eight 2010 and 2011 quarterly level yield pools.

Adjusted EBITDA

Domestic Adjusted EBITDA in the first quarter 2012 exceeded that in the first quarter 2011 by $24.7 million. The largest driver of the increase was an increase of $40.4 million or 39.9% in cash proceeds on purchased debt. Voluntary, non-legal collections were the largest driver of the increase in cash proceeds, increasing $28.9 million. Total collections on purchased debt increased $37.0 million or 38.3% in the first quarter 2012 relative to the same period in 2011.

Purchased debt expense and other direct operating expenses (together, "purchased debt operating expense") increased in total by $17.5 million or 48.0%. The increase was largely driven by increases in the amount of fees that we paid to the United Network due to higher collections.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

	Three Months Ended
Canada Segment Performance Summary	March 31,
($ in thousands)	2012	2011	% Variance
Purchases - face	$63,280	$124,936	(49.4)%
Purchases - price	3,569	5,815	(38.6)%
Purchases - price (%)	5.6%	4.7%
Cash proceeds on purchased debt	11,627	6,948	67.3%
Total revenue	7,425	3,350	121.6%
Adjusted EBITDA(1)	9,247	5,699	62.3%

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

Purchases

Purchases by our Canada segment decreased $61.7 million or 49.4% in face, and $2.2 million or 38.6% in price from the first quarter 2011 to the first quarter 2012. Our Canadian segment employed a selective purchasing strategy and only pursued potential investments which met our net return thresholds.

Cash Proceeds

Cash proceeds on purchased debt increased by $4.7 million or 67.3% from the first quarter 2011 to the first quarter 2012. This increase was largely due to higher than expected collections on 2012 purchases, higher purchases in 2011, and continued performance on older vintages. Voluntary, non-legal collections comprised the majority of the change, increasing $4.3 million or 65.4% from the first quarter of 2011 to 2012. The increase in non-legal collections was driven in part by expansion of Canada's credit card and consumer loan - fresh purchases in 2010 and 2011.

Total Revenue

Total revenue increased $4.1 million or 121.6% from the first quarter 2011 to the first quarter 2012. This increase was principally driven by an increase in purchased debt revenue of $4.0 million or 124.4% from the first quarter 2011. We began accounting for most of our Canadian purchased debt assets using the level yield method beginning with purchases made on and after January 1, 2012. Level yield revenue for the first quarter of 2012 amounted to $1.2 million. The increase in purchased debt revenue was primarily driven by increased purchase volume in 2011, and continued strong collections on older vintages.

Adjusted EBITDA

Adjusted EBITDA grew $3.5 million or 62.3% from the first quarter 2011 to the first quarter 2012. Voluntary, non-legal collections, which increased as a result of greater purchases of fresh consumer debt, were the largest driver of the increase in Adjusted EBITDA. Purchased debt operating expenses and total salaries, general, and administrative expenses grew in total by $1.1 million or 80.0% from the first quarter of 2011 to the first quarter of 2012, partially offsetting the increase in collections.

Supplemental Performance Data

Our Owned Portfolios

As of March 31, 2012, our active owned charged-off receivables in the U.S. and Canada totaled $9.6 billion in face value and consisted of approximately 3.2 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of March 31, 2012.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,349	$4,496	$6,065	63.2%	$1,640	82.1%
Credit Card/Consumer Loan - Non-Fresh	444	3,041	1,350	14.1%	267	13.4%
Other(2)	1,394	1,562	2,177	22.7%	90	4.5%
Total/Average	3,187	$3,010	$9,592	100.0%	$1,997	100.0%

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

U.S. Purchased Debt Portfolio as of March 31, 2012 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
1998	$2,226	$—	$—	—%	$4,282	$—	$4,282	1.92x
1999	13,966	—	—	—%	24,495	—	24,495	1.75x
2000	51,832	—	—	—%	111,557	—	111,557	2.15x
2001	63,031	—	—	—%	152,822	—	152,822	2.42x
2002	88,756	—	—	—%	217,824	—	217,824	2.45x
2003	131,790	—	—	—%	375,867	—	375,867	2.85x
2004	105,228	(415)	45	—%	328,332	3,524	331,856	3.15x
2005	191,176	(1,340)	307	—%	414,168	8,501	422,669	2.21x
2006	248,335	(2,480)	2,446	1%	425,915	12,063	437,978	1.76x
2007	236,005	(68,484)	10,677	5%	324,112	19,342	343,454	1.46x
2008	226,030	(82,532)	17,585	8%	297,384	35,530	332,914	1.47x
2009	105,157	(3,377)	12,568	12%	171,244	64,854	236,098	2.25x
2010	164,117	(1,485)	30,293	18%	247,645	152,548	400,193	2.44x
2011	244,959	(512)	103,750	42%	225,939	372,135	598,074	2.44x
2012	68,915	—	55,990	81%	23,784	135,248	159,032	2.31x

(1)    Purchase price represents cost of each purchase.

(2)    Valuation allowance represents the total valuation allowance on our purchased debt, net of reversals.

(3)    Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the franchise asset purchase program.

(4)    Percentage of carrying value unamortized represents the carrying value divided by the purchase price.

(5)    Although we receive cash proceeds related to purchases with an age greater than 108 months, we do not forecast cash proceeds for these purchases beyond 108 months due to the unpredictable nature of those cash proceeds.

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of March 31, 2012 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance(2)	Purchased Debt, net Carrying Value(2)	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 & Prior	5,885	—	—	—%	8,848	—	8,848	1.50x
2007	7,889	(18)	—	—%	13,297	122	13,419	1.70x
2008	6,282	—	158	3%	7,757	2,069	9,826	1.56x
2009	3,350	—	18	1%	6,512	3,647	10,159	3.03x
2010	7,706	—	213	3%	17,900	12,637	30,537	3.96x
2011	22,745	—	3,935	17%	29,039	42,652	71,691	3.15x
2012	3,569	—	1,480	41%	3,268	6,058	9,326	2.61x
(1)    Converted to US dollars using historical exchange rates effective at the time of activity.

(2)    Converted to US dollars using the exchange rate as of March 31, 2012.

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of March 31, 2012, will generate a total of approximately $803.7 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2012	2013	2014	2015	2016	2017	2018	2019	Total
2005 and prior(1)	$6,869	$4,183	$973	$—	$—	$—	$—	$—	$12,025
2006	5,746	3,691	2,006	620	—	—	—	—	12,063
2007	7,236	6,215	3,440	1,902	549	—	—	—	19,342
2008	13,329	10,635	6,589	3,087	1,503	387	—	—	35,530
2009	16,806	16,660	12,027	8,709	5,233	3,707	1,712	—	64,854
2010	48,290	43,461	24,364	14,128	11,156	5,813	3,823	1,513	152,548
2011	121,201	101,937	58,710	34,586	22,115	16,062	9,155	8,369	372,135
2012	47,602	37,940	17,847	12,223	7,561	5,584	3,002	3,489	135,248
Total	$267,079	$224,722	$125,956	$75,255	$48,117	$31,553	$17,692	$13,371	$803,745
Cumulative Percent	33.2%	61.2%	76.9%	86.2%	92.2%	96.1%	98.3%	100.0%

(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2005.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2005 and prior(1)	$8,347	$3,164	$514	$—	$—	$—	$—	$—	$12,025
2006	6,886	3,173	1,682	322	—	—	—	—	12,063
2007	9,199	5,297	2,988	1,564	294	—	—	—	19,342
2008	16,538	9,579	5,407	2,607	1,208	191	—	—	35,530
2009	21,533	15,921	10,577	7,658	4,795	3,358	1,012	—	64,854
2010	61,199	37,884	21,202	13,475	9,332	5,230	3,363	863	152,548
2011	154,250	86,687	51,344	30,480	20,872	13,615	8,300	6,587	372,135
2012	59,367	32,003	15,786	10,769	6,930	4,835	2,637	2,921	135,248
Total	$337,319	$193,708	$109,500	$66,875	$43,431	$27,229	$15,312	$10,371	$803,745
Cumulative Percent	42.0%	66.1%	79.7%	88.0%	93.4%	96.8%	98.7%	100.0%

(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2005.

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

	U.S. Period of Proceeds ($ in thousands)
Purchase Year	2005 and Prior	2006	2007	2008	2009	2010	2011	2012	Total
2005 and Prior	$962,420	$254,524	$183,027	$100,785	$58,499	$39,099	$26,197	$4,796	$1,629,347
2006		112,804	155,781	80,045	38,279	22,066	14,213	2,727	425,915
2007			98,929	111,049	54,363	34,500	21,178	4,093	324,112
2008		—	—	98,025	88,017	65,471	38,416	7,455	297,384
2009		—	—	—	49,074	71,698	41,300	9,172	171,244
2010		—	—	—	—	90,429	130,132	27,084	247,645
2011		—	—	—	—	—	163,304	62,635	225,939
2012		—	—	—	—	—	—	23,784	23,784
Total	$962,420	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$141,746	$3,345,370

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

Quarterly Cash Proceeds ($ in millions)

$160
$140
$120
$100
$80
$60
$40
$20
$0
Q1 1999
Q3 1999
Q1 2000
Q3 2000
Q1 2001
Q3 2001
Q1 2002
Q3 2002
Q1 2003
Q3 2003
Q1 2004
Q3 2004
Q1 2005
Q3 2005
Q1 2006
Q3 2006
Q1 2007
Q3 2007
Q1 2008
Q3 2008
Q1 2009
Q3 2009
Q1 2010
Q3 2010
Q1 2011
Q3 2011
Q1 2012

Liquidity and Capital Resources

Working Capital

Our working capital levels are typically consistent throughout the year except for the first quarter of each year when we historically tend to have higher collections. Generally these higher collections are driven by tax refunds, patterns of seasonal employment, and the impact of reductions in consumer spending following the holiday season. Our primary sources of working capital are cash flows from operations and bank borrowings. We use our working capital to purchase charged-off receivables, service our indebtedness, and fund our operations to generate long-term growth.

Under our current borrowing structure, our lines of credit are managed separately within our domestic and Canadian operations. Our domestic operation sweeps all excess cash proceeds obtained against our domestic line of credit daily. As a result, we maintain minimal domestic cash balances on hand, excluding our restricted cash.  Domestically and in Canada, we borrow from our line of credit only as needed to reduce overall interest costs on our outstanding borrowings. Our line of credit, in total for both domestic and Canadian operations, is subject to a borrowing base and described further in our condensed consolidated financial statements.

Due to recent performance, our Canadian operation paid down its line of credit entirely during the three months ended December 31, 2012 and has excess cash balances, which totaled $5.9 million as of March 31, 2012. Therefore, we view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted excess cash balances.

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At March 31, 2012, the Company had non-cancelable obligations outstanding to purchase $306.1 million in face value of debt at an aggregate price of $30.0 million during the next year under forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. As of March 31, 2012, our total availability under our line of credit was $56.7 million based on our borrowing base calculation, and our excess cash balances were $6.0 million, resulting in liquidity as of March 31, 2012 of $62.7 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at March 31, 2012 and December 31, 2011 was $451.3 million and $437.6 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
$ in thousands	2012	2011
Net cash used in operating activities	$(12,318)	$(5,772)
Net cash provided by (used in) investing activities	2,158	(16,661)
Net cash provided by financing activities	13,434	22,481
Increase in cash and cash equivalents (1)	$3,274	$48

(1)    Before the impact of foreign currency translation on cash of $52 and $63, respectively.

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

Our operating activities used net cash of $12.3 million and $5.8 million during the first quarter 2012 and 2011, respectively. The increase in cash used by operating activities of $6.5 million or 113.4% was primarily due to higher payments related to higher collections.

Investing Activities

Our investing activities provided net cash of $2.2 million during the first quarter 2012 and used $16.7 million during the same quarter of 2011. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash from investing activities of $18.8 million or 113.0% was due to a $27.5 million increase in proceeds applied to purchased debt principal, which was partially offset by a $8.9 million increase in investments in purchased debt.

Financing Activities

Our financing activities provided cash of $13.4 million during the first quarter 2012 compared to $22.5 million during the same quarter in 2011. Cash used in financing activities is primarily driven by purchasing volume, payments on our current and previously existing revolving credit facility, principal payments on our previously existing term loans, capital lease obligations, and payments of origination fees on our new revolving credit facility and Senior Second Lien Notes. Cash is provided by draws on our current and previously existing revolving credit facility. The decrease in cash provided by financing activities of $9.0 million or 40.2%, is almost entirely due to net payments on our revolving credit facility due to increased collections.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

There were no material changes to the Company’s senior revolving credit facility or Senior Second Lien Notes from the information previously disclosed in the Company’s most recent Annual Report on Form 10-K except for additional draws on the revolving credit facility.  The balance of the outstanding line of credit under the revolving credit facility was $158.0 million and $144.2 million at March 31, 2012 and December 31, 2011, respectively; an increase of $13.8 million or 9.6%. At March 31, 2012, our availability under the line of credit was $56.7 million based on our borrowing base calculation.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, is $200 million for the rolling four quarters ending March 31, 2012. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations are $3 million in any fiscal year.

As of March 31, 2012, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.9 million and software agreements of $1.1 million as of March 31, 2012.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of March 31, 2012, these notes had outstanding balances of $1.0 million and $0.4 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2012, we do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

For additional discussion of market risks affecting SquareTwo Financial, see "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K. Our exposure to market risk has not changed materially since the filing of our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief

Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled "Risk Factors" in our most recent Annual Report on Form 10-K.

There have been no material changes to risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.    Exhibits.

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

SQUARETWO FINANCIAL CORPORATION

May 10, 2012	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 10, 2012	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)