Form 10-Q
period 2012-06-30
SquareTwo Financial Corp
filed 2012-08-09
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________
FORM 10-Q
_____________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 9, 2012, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I
FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$2,354	$2,657
Restricted cash	15,742	12,447
Receivables:
Contingent clients	—	217
Trade, net of allowance for doubtful accounts of $110 and $112, respectively	1,249	603
Notes receivable, net of allowance for doubtful accounts of $147 and $147, respectively	593	785
Purchased debt, net	244,322	243,413
Property and equipment, net	24,341	24,674
Goodwill and intangible assets	171,348	171,348
Other assets	13,737	14,450
Total assets	$473,686	$470,594
Liabilities and equity (deficiency)
Payables:
Contingent client	$105	$242
Accounts payable, trade	2,463	3,215
Payable from trust accounts	1,612	1,673
Taxes payable	1,730	2,221
Accrued interest and other liabilities	26,076	26,184
Deferred tax liability	9,466	9,466
Line of credit	153,457	144,159
Notes payable, net of discount	287,884	290,270
Obligations under capital lease agreements	2,738	3,208
Total liabilities	485,531	480,638
Commitments and contingencies (Note 8)
Equity (deficiency)
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,050	189,895
Accumulated deficit	(203,659)	(200,678)
Accumulated other comprehensive loss	(330)	(341)
Total SquareTwo deficiency	(13,939)	(11,124)
Noncontrolling interest	2,094	1,080
Total deficiency	(11,845)	(10,044)
Total liabilities and equity (deficiency)	$473,686	$470,594

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Revenues on:
Purchased debt, net	$84,186	$58,643	$162,065	$113,323
Contingent debt	268	964	429	2,259
Other revenue	81	102	107	185
Total revenues	84,535	59,709	162,601	115,767
Expenses
Collection expenses on:
Purchased debt	59,833	44,962	114,076	81,404
Contingent debt	29	685	43	1,585
Other direct operating expenses	2,001	2,067	3,824	3,181
Salaries and payroll taxes	6,879	5,552	13,114	11,689
General and administrative	3,055	2,290	5,683	4,928
Depreciation and amortization	1,581	1,300	3,103	2,448
Total expenses	73,378	56,856	139,843	105,235
Operating income	11,157	2,853	22,758	10,532
Other expense
Interest expense	12,230	12,279	24,432	24,513
Other (income) expense	(2,501)	226	(2,409)	324
Total other expense	9,729	12,505	22,023	24,837
Income (loss) before income taxes	1,428	(9,652)	735	(14,305)
Income tax expense	(1,284)	(701)	(2,702)	(1,267)
Net income (loss)	144	(10,353)	(1,967)	(15,572)
Less: Net income attributable to the noncontrolling interest	520	242	1,014	430
Net loss attributable to SquareTwo	$(376)	$(10,595)	$(2,981)	$(16,002)

Comprehensive income (loss)	2	(10,334)	(1,956)	(15,510)
Less: Comprehensive income attributable to the noncontrolling interest	520	242	1,014	430
Comprehensive loss attributable to SquareTwo	$(518)	$(10,576)	$(2,970)	$(15,940)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Deficiency)

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity (Deficiency)	Noncontrolling Interest	Total Equity (Deficiency)
Balances, December 31, 2011	$—	$189,895	$(200,678)	$(341)	$(11,124)	$1,080	$(10,044)
Net income (loss)	—	—	(2,981)	—	(2,981)	1,014	(1,967)
Other comprehensive income:
Currency translation adjustment	—	—	—	11	11	—	11
Comprehensive income (loss)					(2,970)	1,014	(1,956)
Stock option expense	—	155	—	—	155	—	155
Balances, June 30, 2012	$—	$190,050	$(203,659)	$(330)	$(13,939)	$2,094	$(11,845)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net loss	$(1,967)	$(15,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,103	2,448
Amortization of loan origination fees and debt discount	1,805	1,718
Recovery of step-up in basis of purchased debt	86	165
Change in valuation allowance of purchased debt	2,590	12,566
Expenses for stock options	155	153
Other non-cash expense (income)	(733)	1,022
Changes in operating assets and liabilities:
Income tax payable/receivable	(500)	862
Restricted cash	(3,295)	(77)
Other assets	(2,836)	(1,891)
Accounts payable and accrued liabilities	(1,044)	3,035
Net cash (used in) provided by operating activities	(2,636)	4,429
Investing activities
Investment in purchased debt	(159,535)	(138,635)
Proceeds applied to purchased debt principal	156,113	102,523
Net proceeds from notes receivable	191	179
Investment in property and equipment including internally developed software	(2,713)	(2,754)
Proceeds from sale of property and equipment, net of transaction costs	2,607	—
Net cash used in investing activities	(3,337)	(38,687)
Financing activities
Proceeds from investment by Parent, net	—	7
Payments on notes payable, net	(2,746)	(226)
Proceeds from lines-of-credit	301,973	261,171
Payments on lines-of-credit	(292,675)	(225,746)
Origination fees on lines-of-credit and notes payable	(200)	(450)
Payments on capital lease obligations	(529)	(632)
Net cash provided by financing activities	5,823	34,124
Decrease in cash and cash equivalents	(150)	(134)
Impact of foreign currency translation on cash	(153)	57
Cash and cash equivalents at beginning of period	2,657	1,864
Cash and cash equivalents at end of period	$2,354	$1,787
Supplemental cash flow information
Cash paid for interest	$22,790	$23,099
Cash paid for income taxes	3,202	394
Property and equipment financed with capital leases	59	3,083
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2012, its condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, its condensed consolidated statement of changes in equity (deficiency) for the six months ended June 30, 2012, and its condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.  The condensed consolidated statements of operations and comprehensive income (loss) of the Company for the three and six months ended June 30, 2012 may not be indicative of future results.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s most recent Annual Report on Form 10-K.

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

SquareTwo has two reportable operating segments, as defined by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting (“ASC 280”): Domestic and Canada.

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

We account for our purchased debt under the guidance of ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, static pools of purchased debt may be established and accounted for under either the interest method of accounting (referred to by us as "level yield") or the cost recovery method of accounting. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, reduction of carrying value and any valuation allowance. Once a static pool is established, individual accounts are not added to or removed from the pool unless sold to a third party or recoursed back to the seller. Purchased debt accounted for under our level yield method of accounting is pooled each quarter, whereas purchased debt accounted for under cost recovery is pooled by each individual purchase. The cost recovery method prescribed by ASC 310-30 is required when cash proceeds on a particular purchase cannot be reasonably predicted in timing or amount. Purchased debt accounted for under the cost recovery method comprises Canadian portfolios acquired prior to January 1, 2012, commercial, medical, student loan purchases, and any other asset class in the U.S. or Canada for which we do not have the necessary experience to forecast the timing and amount of cash flows. For purchased debt for which we believe that we can reasonably forecast the timing and amount of our cash proceeds, we utilize the level yield method.

Level Yield Method

Most of our purchased debt is accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on our balance sheet) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool which is based on our estimated remaining proceeds ("ERP") for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of five to nine years. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

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

The expected trends of each pool are analyzed at least quarterly. If these trends are different than the original estimates, certain adjustments may be required. Each quarter, we use our ERP to determine our estimate of future cash proceeds for each pool. We then use all factors available, such as the types of assets within the pool, our experience with those assets, the age of the pool, any recent fluctuations in our recovery rates from the various channels we collect from, and where that pool is in its own collection life cycle. We use these factors for each static pool to determine a range of future proceeds, which becomes smaller as we gain more experience with each static pool. We determine our best estimate of future proceeds within that range, which may be used for adjustments to our revenue recognition, or for our determination of allowance charges.

Using our best estimate of future proceeds, if we estimate a reduction or delay in the receipt of the aggregate future cash proceeds on a pool, a valuation allowance may be recognized and the original IRR remains unchanged. The valuation allowance is determined to the extent that the present value (using the established IRR) of the revised future cash proceeds is less than the current carrying value of the pool. If we estimate an increase in the aggregate future cash proceeds or an acceleration of the timing of future cash proceeds on a pool, the IRR may be increased prospectively to reflect revised best estimates of those future cash proceeds over the remaining life of the pool. If there was a previous valuation allowance taken, reversal of the previously recognized valuation allowance occurs prior to any increases to the IRR. ASC 310-30 requires that each pool be evaluated independently and does not allow netting across pools. Thus, even in periods of increasing cash proceeds for our entire purchased debt portfolio, we may be required to record a valuation allowance. Allowance charges for purchased debt are included as adjustments to the purchased debt, net line item in the consolidated statements of operations and comprehensive income (loss).

As a result of a detailed analysis of several years of historical data and enhancements in the forecasting process for our Canadian assets, the Company has determined that its purchases in Canada qualify for the application of the level yield method of accounting based on the aforementioned criteria. Accordingly, Canadian purchases made on or after January 1, 2012 are being evaluated for treatment under the level yield method based on our ability to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method will be accumulated into static pools on a quarterly basis separately from U.S. purchases.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less servicing fees paid to the United Network or the outside agencies in Canada are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a servicing fee paid to the United Network, there is a corresponding dollar recorded as revenue in the purchased debt, net line item in the condensed consolidated statement of operations and comprehensive income (loss) (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the collection expenses on purchased debt line item in the consolidated statements of operations and comprehensive income (loss). As compared to the level yield method of accounting, the cost recovery method of accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.  The Company has revised the presentation of its condensed consolidated statements of operations and comprehensive income (loss) for all the periods presented to provide improved visibility and comparability with the current year presentation.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option of presenting other comprehensive income (“OCI”) solely in the statement of changes in equity (deficiency), requiring an entity to present components of net income, items of OCI, and total comprehensive income in one continuous statement or two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12

"Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU No. 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2012. As a result of the adoption of ASU No. 2011-05 and the deferrals in ASU No. 2011-12, the Company now presents comprehensive income (loss) with the components of net income (loss) in one continuous statement.

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

3. Purchased Debt

Changes in purchased debt, net for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$219,103	$219,084	$18,630	$16,142	$237,733	$235,226
Purchases	82,296	61,888	4,755	13,192	87,051	75,080
Change in allowance	—	(6,697)	—	—	—	(6,697)
Proceeds applied to purchased debt principal	(75,620)	(48,064)	(4,810)	(6,233)	(80,430)	(54,297)
Other(1)	(6)	—	(26)	(14)	(32)	(14)
Balance at end of period	$225,773	$226,211	$18,549	$23,087	$244,322	$249,298

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$222,330	$211,202	$21,083	$14,492	$243,413	$225,694
Purchases	151,939	118,258	7,596	20,377	159,535	138,635
Change in allowance	(2,590)	(12,566)	—	—	(2,590)	(12,566)
Proceeds applied to purchased debt principal	(145,900)	(90,683)	(10,213)	(11,840)	(156,113)	(102,523)
Other(1)	(6)	—	83	58	77	58
Balance at end of period	$225,773	$226,211	$18,549	$23,087	$244,322	$249,298
(1)    Other includes impacts of the Company’s recovery of step-up in basis, franchise asset purchase program (discontinued), and currency translation on purchased debt. The step-up in basis is a result of fair value adjustments from the Acquisition, and has a net remaining carrying value of $163 as of June 30, 2012.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Proceeds	$142,136	$96,108	$19,603	$22,016	$161,739	$118,124
Less:
Gross revenue recognized	66,516	48,044	14,353	15,229	80,869	63,273
Cost recovery court costs recoveries(1)	—	—	440	554	440	554
Proceeds applied to purchased debt principal	75,620	48,064	4,810	6,233	80,430	54,297
	$—	$—	$—	$—	$—	$—

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Proceeds	$274,726	$181,894	$40,386	$44,525	$315,112	$226,419
Less:
Gross revenue recognized	128,826	91,211	29,313	30,901	158,139	122,112
Cost recovery court costs recoveries(1)	—	—	860	1,784	860	1,784
Proceeds applied to purchased debt principal	145,900	90,683	10,213	11,840	156,113	102,523
	$—	$—	$—	$—	$—	$—
(1)    Cost recovery court cost recoveries are recorded as a contra expense in the collection expenses on purchased debt line item in the consolidated statements of operations and comprehensive income (loss).

The following tables reconcile gross revenue recognized to purchased debt revenues, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Gross revenue recognized	$66,516	$48,044	$14,353	$15,229	$80,869	$63,273
Purchased debt royalties	3,177	1,878	480	398	3,657	2,276
Change in valuation allowance	—	(6,697)	—	—	—	(6,697)
Other(1)	—	—	(340)	(209)	(340)	(209)
Purchased debt revenue, net	$69,693	$43,225	$14,493	$15,418	$84,186	$58,643

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Gross revenue recognized	$128,826	$91,211	$29,313	$30,901	$158,139	$122,112
Purchased debt royalties	6,130	3,347	965	887	7,095	4,234
Change in valuation allowance	(2,590)	(12,566)	—	—	(2,590)	(12,566)
Other(1)	—	—	(579)	(457)	(579)	(457)
Purchased debt revenue, net	$132,366	$81,992	$29,699	$31,331	$162,065	$113,323
(1)    Other items relate to the recovery of step-up in basis, franchise asset purchase program (discontinued) and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

     The following tables show detail of the Company’s purchases during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Purchase price	$82,296	$61,888	$4,755	$13,192	$87,051	$75,080
Face value	1,228,398	800,575	93,879	344,287	1,322,277	1,144,862
% of face	6.7%	7.7%	5.1%	3.8%	6.6%	6.6%

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Purchase price	$151,939	$118,258	$7,596	$20,377	$159,535	$138,635
Face value	2,040,427	1,577,211	187,174	495,831	2,227,601	2,073,042
% of face	7.4%	7.5%	4.1%	4.1%	7.2%	6.7%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets at June 30, 2012 and 2011. The estimated remaining proceeds are used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the three months ended June 30, 2012, the Company spent $82.3 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the debtors) of the debt purchased was $1.2 billion, which is a purchase price equal to 6.7% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the three months ended June 30, 2012 amounted to $193.9 million. The accretable yield for these purchases is $111.6 million, or the expected remaining proceeds of $193.9 million less the purchase price of $82.3 million. During the six months ended June 30, 2012, the Company purchased $2.0 billion in face value debt that qualified for the level yield method of accounting for a purchase price of $151.9 million. The ERP expected at acquisition amounted to $348.0 million.

The following is the change in accretable yield for the three and six months ended June 30, 2012 and 2011:

	2012	2011
Balance at December 31, prior year	$463,048	$304,963
Impact from revenue recognized on purchased debt, net	(59,720)	(37,298)
Additions from current purchases	84,439	73,231
Reclassifications to/(from) accretable yield, including foreign currency translation	36,791	12,421
Balance at March 31,	$524,558	$353,317
Impact from revenue recognized on purchased debt, net	(66,516)	(41,347)
Additions from current purchases	111,635	88,146
Reclassifications to/(from) accretable yield, including foreign currency translation	48,376	4,129
Balance at June 30,	$618,053	$404,245

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$150,324	$129,670	$10,319	$8,488	$160,643	$138,158
Allowance charges recorded (reversed)	—	6,697	—	—	—	6,697
Balance at end of period	$150,324	$136,367	$10,319	$8,488	$160,643	$144,855

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$147,734	$123,801	$10,319	$8,488	$158,053	$132,289
Allowance charges recorded (reversed)	2,590	12,566	—	—	2,590	12,566
Balance at end of period	$150,324	$136,367	$10,319	$8,488	$160,643	$144,855

4. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s Partners Network and were identified as part of purchase accounting at the date of the Acquisition. The Company tests its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing.

The following is a summary of intangibles:

	June 30, 2012	December 31, 2011
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	June 30, 2012			December 31, 2011
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	6.3%	$151,984	April 2014	6.3%	$144,159	April 2014
Line of Credit CAD	6.8%	1,473	April 2014	6.8%	—	April 2014
Total Line of Credit		$153,457			$144,159
 (1)    Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of June 30, 2012 and December 31, 2011. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of this facility were $2,697 and $3,264 at June 30, 2012 and December 31, 2011, respectively, and are included in the other assets line on the condensed consolidated balance sheets.

The Company has accrued interest on its lines of credit of $110 and $171 at June 30, 2012 and December 31, 2011, respectively, which are included in the accrued expenses and other liabilities line item on the condensed consolidated balance sheets.

At June 30, 2012, our availability under the line of credit was $62.6 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	June 30, 2012		December 31, 2011
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $3,428 and $3,788 unamortized discount	11.625%	$286,572	11.625%	$286,212	April 2017
Other Notes Payable	8.00%	1,312	6.33 - 8.00%	4,058	2012 - 2021
Total Notes Payable		$287,884		$290,270
 (1)    Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of June 30, 2012 and December 31, 2011.

The remaining unamortized costs were $6,068 and $6,708 at June 30, 2012 and December 31, 2011, respectively, and are included in the other assets line on the condensed consolidated balance sheet.

The Company had accrued interest on notes payable of $8,428 at June 30, 2012 and at December 31, 2011, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of June 30, 2012, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Second Lien Notes.

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

Purchased Debt Receivables

The Company initially records purchased debt receivables at cost. Purchased debt receivables, for which a valuation allowance has not been recorded, are subsequently recorded net of amortization under the interest method or the cost recovery method as discussed previously in Note 2. If a valuation allowance is required for a level yield pool, the Company records that portion of the total purchased debt balance by discounting the future cash flows generated by its proprietary forecasting model using the IRR as a discount rate. Valuation allowances for cost recovery pools are determined using the Company's proprietary forecasting model cash flows, which are undiscounted.

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$244,322	$770,972	$—	$—	$770,972
Line of credit(2)	153,457	153,457	—	153,457	—
Second Lien Notes, net of $3,428 unamortized discount(3)	286,572	272,890	272,890	—	—
Other Notes Payable(4)	1,312	1,312	—	1,312	—

	December 31, 2011
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$243,413	$607,904	$—	$—	$607,904
Line of credit(2)	144,159	144,159	—	144,159	—
Second Lien Notes, net of $3,788 unamortized discount(3)	286,212	281,862	281,862	—	—
Other Notes Payable(4)	4,058	4,058	—	4,058	—
(1)    The Company's estimated fair value of purchased debt has been determined using our estimated remaining proceeds discounted using a rate that approximates our weighted average cost of capital. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. Estimated remaining proceeds for purchased debt owned by our Canadian subsidiary have been included in the calculation of fair value beginning January 1, 2012.

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

(4)    We estimated the fair value of these notes to approximate carrying value, as the applicable interest rates of the notes approximate those of our other current borrowings, which are based in part on observable market rates.

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

For the three and six months ended June 30, 2012, the combined state, federal and Canadian tax expense from operations was $1.3 million and $2.7 million, respectively. It was almost entirely attributable to the Canadian operations based on an effective tax rate of approximately 26.6%. Due to the loss before income taxes in the U.S., the Company recognized an income tax benefit of $1.3 million at the effective rate of 37.2% in the second quarter, which was fully offset by a corresponding valuation allowance charge. For the six months ended June 30, 2012, the income tax benefit and the corresponding valuation allowance charge was $3.4 million.

In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $9.5 million at June 30, 2012 is attributable to the deferred tax liability associated with the Company's indefinite lived Partners Network intangible asset. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

8. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At June 30, 2012, the Company had non-cancelable obligations outstanding to purchase $326.5 million in face value of debt at an aggregate price of $29.9 million during the next year under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

On September 26, 2011, CCL, one of the Company's subsidiaries in Canada, received a letter from the Canada Revenue Agency (“CRA”) which outlined CRA's preliminary findings of its review of CCL's compliance with the harmonized sales tax (“HST”) for the four years ended June 30, 2011.  In addition to requesting additional information intended to allow CCL to clarify its compliance with the HST requirements, the inquiry also identified CRA's proposed HST adjustments, which are approximately $1.3 million, not including interest. The Company does not believe the proposed adjustments apply to CCL and believes it has sufficient support for the technical merits of its position.  The Company has furnished the information requested by the CRA and provided a detailed explanation of its position and HST compliance.  At the time of this filing, it remains unknown what adjustments, interest, or penalties, if any, will ultimately be imposed on the Company with respect to this matter.  Accordingly, the Company does not believe the CRA's notice meets the GAAP criteria for recognition of a loss contingency in its results of operations for the period ended June 30, 2012.

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

9. Segment Information

In its operation of the business, the chief operating decision maker ("CODM"), our Chief Executive Officer, reviews certain financial information, including segment statements of profitability prepared on a basis not consistent with GAAP. The segment information within this note is reported on that basis. The CODM evaluates this information in deciding how to allocate resources and in assessing performance. The Company has two reportable operating segments: Canadian operations and Domestic operations.

The accounting policies of our two segments are the same as those described in the summary of significant accounting policies in Note 2. As a result of a detailed analysis of several years of historical data and enhancements in the forecasting process for our Canadian assets, the Company has determined that its purchases in Canada qualify for the application of the level yield method of accounting. Accordingly, Canadian purchases made on or after January 1, 2012 are being evaluated for treatment under the level yield method based on our ability to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method will be accumulated into static pools on a quarterly basis separately from U.S. purchase.

The following tables present the Company's operating segment results for the three and six months ended June 30, 2012 and 2011:

Cash Proceeds on Purchased Debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Cash Proceeds on Purchased Debt	2012	2011	2012	2011
Domestic	$150,058	$109,507	$291,804	$210,854
Canada	11,681	8,617	23,308	15,565
Consolidated	$161,739	$118,124	$315,112	$226,419

Total Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Total Revenues	2012	2011	2012	2011
Domestic	$76,941	$55,557	$147,582	$108,265
Canada	7,594	4,152	15,019	7,502
Consolidated	$84,535	$59,709	$162,601	$115,767

Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA(1)	2012	2011	2012	2011
Domestic	$84,193	$58,341	$166,632	$116,088
Canada	9,173	7,133	18,420	12,832
Consolidated	$93,366	$65,474	$185,052	$128,920
(1)     Segment Adjusted EBITDA is calculated consistently with the methodology used to report the Company's consolidated Adjusted EBITDA, except with regard to the costs of certain overhead items that may benefit both operating segments. The costs of these overhead items are included in the calculation of Domestic Adjusted EBITDA, but have not been allocated to Canada. This treatment of certain overhead costs is consistent with CODM review.

Segment net income or loss is not presented consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$144	$(10,353)	$(1,967)	$(15,572)
Interest expense	12,230	12,279	24,432	24,513
Interest income	(21)	(31)	(47)	(58)
Income tax expense	1,284	701	2,702	1,267
Depreciation and amortization	1,581	1,300	3,103	2,448
EBITDA	15,218	3,896	28,223	12,598
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	80,430	54,297	156,113	102,523
Amortization of step-up of carrying value(2)	40	75	86	165
Change in valuation allowance(3)	—	6,697	2,590	12,566
Certain other or non-cash expenses
Stock option expense(4)	77	75	155	153
Net gain on sale of property and equipment	(2,607)	—	(2,607)	—
Other(5)	208	434	492	915
Adjusted EBITDA	$93,366	$65,474	$185,052	$128,920
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

Segment assets were as follows as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
Total Assets	2012	2011
Domestic	$454,877	$460,216
Canada	18,809	10,378
Consolidated	$473,686	$470,594

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at June 30, 2012 or December 31, 2011.

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

Condensed Consolidating Balance Sheets

	June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$43	$2,311	$—	$2,354
Restricted cash	427	15,315	—	—	15,742
Receivables:
Contingent clients	—	—	—	—	—
Trade, net of allowance for doubtful accounts	977	165	107	—	1,249
Notes receivable, net of allowance for doubtful accounts	372	—	221	—	593
Purchased debt, net	164	229,159	14,999	—	244,322
Property and equipment, net	24,080	15	246	—	24,341
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	11,360	1,210	1,167	—	13,737
Investment in subsidiaries	259,250	—	—	(259,250)	—
Total assets	$467,409	$245,907	$19,620	$(259,250)	$473,686
Liabilities and equity
Payables:
Contingent clients	$4	$101	$—	$—	$105
Accounts payable, trade	2,387	7	69	—	2,463
Payable from trust accounts	1,408	167	37	—	1,612
Payable to Borrower	—	371,988	3,421	(375,409)	—
Taxes payable	68	—	1,662	—	1,730
Accrued expenses and other liabilities	25,074	393	609	—	26,076
Deferred tax liability	9,471	—	(5)	—	9,466
Line of credit	151,984	—	1,473	—	153,457
Notes payable, net of discount	287,884	—	—	—	287,884
Obligations under capital lease agreements	2,738	—	—	—	2,738
Total liabilities	481,018	372,656	7,266	(375,409)	485,531
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,050	(514)	1	513	190,050
Accumulated deficit	(203,659)	(126,235)	10,589	115,646	(203,659)
Accumulated other comprehensive loss	—	—	(330)	—	(330)
Total equity (deficiency) before noncontrolling interest	(13,609)	(126,749)	10,260	116,159	(13,939)
Noncontrolling interest	—	—	2,094	—	2,094
Total equity (deficiency)	(13,609)	(126,749)	12,354	116,159	(11,845)
Total liabilities and equity (deficiency)	$467,409	$245,907	$19,620	$(259,250)	$473,686

	December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$9	$82	$2,566	$—	$2,657
Restricted cash	(93)	12,540	—	—	12,447
Receivables:
Contingent clients	3	214	—	—	217
Trade, net of allowance for doubtful accounts	648	(84)	39	—	603
Notes receivable, net of allowance for doubtful accounts	564	—	221	—	785
Purchased debt, net	249	236,815	6,349	—	243,413
Property and equipment, net	24,375	29	270	—	24,674
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	12,909	1,148	393	—	14,450
Investment in subsidiaries	254,681	—	—	(254,681)	—
Total assets	$464,124	$250,744	$10,407	$(254,681)	$470,594
Liabilities and equity
Payables:
Contingent clients	$150	$92	$—	$—	$242
Accounts payable, trade	3,167	5	43	—	3,215
Payable from trust accounts	1,468	187	18	—	1,673
Payable to Borrower	—	368,361	—	(368,361)	—
Taxes payable	68	—	2,153	—	2,221
Accrued expenses and other liabilities	25,563	91	530	—	26,184
Deferred tax liability	9,471	—	(5)	—	9,466
Line of credit	144,159	—	—	—	144,159
Notes payable, net of discount	287,652	—	2,618	—	290,270
Obligations under capital lease agreements	3,208	—	—	—	3,208
Total liabilities	474,906	368,736	5,357	(368,361)	480,638
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	189,895	(684)	2,433	(1,749)	189,895
Accumulated deficit	(200,677)	(117,308)	1,878	115,429	(200,678)
Accumulated other comprehensive loss	—	—	(341)	—	(341)
Total equity (deficiency) before noncontrolling interest	(10,782)	(117,992)	3,970	113,680	(11,124)
Noncontrolling interest	—	—	1,080	—	1,080
Total equity (deficiency)	(10,782)	(117,992)	5,050	113,680	(10,044)
Total liabilities and equity (deficiency)	$464,124	$250,744	$10,407	$(254,681)	$470,594

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$3,625	$73,133	$7,428	$—	$84,186
Contingent debt	(380)	497	151	—	268
Other revenue	50	—	31	—	81
Total revenues	3,295	73,630	7,610	—	84,535
Expenses
Collection expenses on:
Purchased debt	—	57,489	2,344	—	59,833
Contingent debt	19	10	—	—	29
Other direct operating expenses	—	1,998	3	—	2,001
Salaries and payroll taxes	1,867	4,920	92	—	6,879
General and administrative	807	1,962	286	—	3,055
Depreciation and amortization	1,001	568	12	—	1,581
Total expenses	3,694	66,947	2,737	—	73,378
Operating income (loss)	(399)	6,683	4,873	—	11,157
Other expense
Interest expense	1,634	10,569	27	—	12,230
Other expense (income)	108	—	(2,609)	—	(2,501)
Total other expense	1,742	10,569	(2,582)	—	9,729
Income (loss) before income taxes	(2,141)	(3,886)	7,455	—	1,428
Income tax benefit (expense)	(40)	—	(1,244)	—	(1,284)
Loss from subsidiaries	1,805	—	—	(1,805)	—
Net income (loss)	(376)	(3,886)	6,211	(1,805)	144
Less: Net income attributable to the noncontrolling interest	—	—	520	—	520
Net income (loss) attributable to SquareTwo	$(376)	$(3,886)	$5,691	$(1,805)	$(376)

Comprehensive income (loss)	(376)	(3,886)	6,069	(1,805)	2
Less: Comprehensive income attributable to the noncontrolling interest	—	—	520	—	520
Comprehensive income (loss) attributable to SquareTwo	$(376)	$(3,886)	$5,549	$(1,805)	$(518)

	Three Months Ended June 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$2,186	$52,428	$4,029	$—	$58,643
Contingent debt	655	197	112	—	964
Other revenue	77	14	11	—	102
Total revenues	2,918	52,639	4,152	—	59,709
Expenses
Collection expenses on:
Purchased debt	—	43,639	1,323	—	44,962
Contingent debt	671	14	—	—	685
Other direct operating expenses	—	2,067	—	—	2,067
Salaries and payroll taxes	1,222	4,168	162	—	5,552
General and administrative	1,038	1,122	130	—	2,290
Depreciation and amortization	17	1,280	3	—	1,300
Total expenses	2,948	52,290	1,618	—	56,856
Operating income (loss)	(30)	349	2,534	—	2,853
Other expense
Interest expense	1,590	10,543	146	—	12,279
Other expense (income)	214	12	—	—	226
Total other expense	1,804	10,555	146	—	12,505
Income (loss) before income taxes	(1,834)	(10,206)	2,388	—	(9,652)
Income tax benefit (expense)	(11)	—	(690)	—	(701)
Loss from subsidiaries	(8,750)	—	—	8,750	—
Net income (loss)	(10,595)	(10,206)	1,698	8,750	(10,353)
Less: Net income attributable to the noncontrolling interest	—	—	242	—	242
Net income (loss) attributable to SquareTwo	$(10,595)	$(10,206)	$1,456	$8,750	$(10,595)

Comprehensive loss	(10,595)	(10,206)	1,717	8,750	(10,334)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	242	—	242
Comprehensive loss attributable to SquareTwo	$(10,595)	$(10,206)	$1,475	$8,750	$(10,576)

	Six Months Ended June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$7,006	$140,350	$14,709	$—	$162,065
Contingent debt	(772)	925	276	—	429
Other revenue	54	—	53	—	107
Total revenues	6,288	141,275	15,038	—	162,601
Expenses
Collection expenses on:
Purchased debt	—	109,634	4,442	—	114,076
Contingent debt	25	18	—	—	43
Other direct operating expenses	—	3,815	9	—	3,824
Salaries and payroll taxes	2,953	9,869	292	—	13,114
General and administrative	758	4,488	437	—	5,683
Depreciation and amortization	1,965	1,114	24	—	3,103
Total expenses	5,701	128,938	5,204	—	139,843
Operating income	587	12,337	9,834	—	22,758
Other expense
Interest expense	3,097	21,266	69	—	24,432
Other expense (income)	198	—	(2,607)	—	(2,409)
Total other expense	3,295	21,266	(2,538)	—	22,023
Income (loss) before income taxes	(2,708)	(8,929)	12,372	—	735
Income tax benefit (expense)	(55)	—	(2,647)	—	(2,702)
Loss from subsidiaries	(218)	—	—	218	—
Net income (loss)	(2,981)	(8,929)	9,725	218	(1,967)
Less: Net income attributable to the noncontrolling interest	—	—	1,014	—	1,014
Net income (loss) attributable to SquareTwo	$(2,981)	$(8,929)	$8,711	$218	$(2,981)

Comprehensive loss	(2,981)	(8,929)	9,736	218	(1,956)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,014	—	1,014
Comprehensive loss attributable to SquareTwo	$(2,981)	$(8,929)	$8,722	$218	$(2,970)

	Six Months Ended June 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$4,032	$102,017	$7,274	$—	$113,323
Contingent debt	1,610	447	202	—	2,259
Other revenue	106	30	49	—	185
Total revenues	5,748	102,494	7,525	—	115,767
Expenses
Collection expenses on:
Purchased debt	—	78,997	2,407	—	81,404
Contingent debt	1,558	27	—	—	1,585
Other direct operating expenses	—	3,181	—	—	3,181
Salaries and payroll taxes	2,372	8,997	320	—	11,689
General and administrative	1,718	2,958	252	—	4,928
Depreciation and amortization	29	2,413	6	—	2,448
Total expenses	5,677	96,573	2,985	—	105,235
Operating income (loss)	71	5,921	4,540	—	10,532
Other expense
Interest expense	3,257	20,961	295	—	24,513
Other expense (income)	312	12	—	—	324
Total other expense	3,569	20,973	295	—	24,837
Income (loss) before income taxes	(3,498)	(15,052)	4,245	—	(14,305)
Income tax benefit (expense)	(43)	—	(1,224)	—	(1,267)
Loss from subsidiaries	(12,461)	—	—	12,461	—
Net income (loss)	(16,002)	(15,052)	3,021	12,461	(15,572)
Less: Net income attributable to the noncontrolling interest	—	—	430	—	430
Net income (loss) attributable to SquareTwo	$(16,002)	$(15,052)	$2,591	$12,461	$(16,002)

Comprehensive loss	(16,002)	(15,052)	3,083	12,461	(15,510)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	430	—	430
Comprehensive loss attributable to SquareTwo	$(16,002)	$(15,052)	$2,653	$12,461	$(15,940)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(2,981)	$(8,929)	$9,725	$218	$(1,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,965	1,114	24	—	3,103
Amortization of loan origination fees and debt discount	1,805	—	—	—	1,805
Recovery of step-up in basis of purchased debt	86	—	—	—	86
Change in valuation allowance of purchased debt	—	2,590	—	—	2,590
Expenses for stock options	106	49	—	—	155
Other non-cash expense (income)	1,557	1,093	(3,383)	—	(733)
Equity in subsidiaries	218	—	—	(218)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	—	—	(500)	—	(500)
Restricted cash	(520)	(2,775)	—	—	(3,295)
Other assets	(1,577)	(2,177)	918	—	(2,836)
Accounts payable and accrued liabilities	(1,476)	292	140	—	(1,044)
Net cash provided by (used in) operating activities	(817)	(8,743)	6,924	—	(2,636)
Investing activities
Investment in purchased debt	—	(142,614)	(16,921)	—	(159,535)
Proceeds applied to purchased debt principal	—	147,680	8,433	—	156,113
Net proceeds from notes receivable	191	—	—	—	191
Investment in subsidiaries	(3,638)	—	—	3,638	—
Investment in property and equipment including internally developed software	(2,713)	—	—	—	(2,713)
Proceeds from sale of property and equipment, net of transaction costs	—	—	2,607	—	2,607
Net cash provided by (used in) investing activities	(6,160)	5,066	(5,881)	3,638	(3,337)
Financing activities
Proceeds from (repayment of) investment by parent, net	—	3,638	—	(3,638)	—
Payments on notes payable, net	(128)	—	(2,618)	—	(2,746)
Proceeds from lines-of-credit	300,500	—	1,473	—	301,973
Payments on lines-of-credit	(292,675)	—	—	—	(292,675)
Origination fees on the lines-of-credit	(200)	—	—	—	(200)
Payments on capital lease obligations	(529)	—	—	—	(529)
Net cash provided by (used in) financing activities	6,968	3,638	(1,145)	(3,638)	5,823
Decrease in cash and cash equivalents	(9)	(39)	(102)	—	(150)
Impact of foreign currency translation on cash	—	—	(153)	—	(153)
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$43	$2,311	$—	$2,354
Supplemental cash flow information
Cash paid for interest	$21,904	$798	$88	$—	$22,790
Cash paid for income taxes	56	—	3,146	—	3,202
Property and equipment financed with capital leases	59	—	—	—	59

	Six Months Ended June 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(16,002)	$(15,052)	$3,021	$12,461	$(15,572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29	2,413	6	—	2,448
Amortization of loan origination fees	1,718	—	—	—	1,718
Recovery of step-up in basis of purchased debt	165	—	—	—	165
Change in valuation allowance of purchased debt	—	12,566	—	—	12,566
Expenses for stock options	102	51	—	—	153
Other non-cash expense	895	158	(31)	—	1,022
Equity in subsidiaries	12,461	—	—	(12,461)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(9)	—	871	—	862
Restricted cash	2,853	(2,930)	—	—	(77)
Other assets	(1,231)	(728)	68	—	(1,891)
Accounts payable and accrued liabilities	3,099	(294)	230	—	3,035
Net cash provided by (used in) operating activities	4,080	(3,816)	4,165	—	4,429
Investing activities
Investment in purchased debt	—	(126,452)	(12,183)	—	(138,635)
Proceeds applied to purchased debt principal	—	94,235	8,288	—	102,523
Net proceeds from notes receivable	179	—	—	—	179
Investment in subsidiaries	(35,975)	—	—	35,975	—
Investment in property and equipment including internally developed software	(2,754)	—	—	—	(2,754)
Net cash provided by (used in) investing activities	(38,550)	(32,217)	(3,895)	35,975	(38,687)
Financing activities
Proceeds from (repayments of) investment by Parent, net	7	35,975	—	(35,975)	7
Payments on notes payable, net	(118)	—	(108)	—	(226)
Proceeds from lines-of-credit	247,536	—	13,635	—	261,171
Payments on lines-of-credit	(211,620)	—	(14,126)	—	(225,746)
Origination fees on lines-of-credit and notes payable	(450)	—	—	—	(450)
Payments on capital lease obligations	(632)	—	—	—	(632)
Net cash provided by (used in) financing activities	34,723	35,975	(599)	(35,975)	34,124
Increase (decrease) in cash and cash equivalents	253	(58)	(329)	—	(134)
Impact of foreign currency translation on cash	—	—	57	—	57
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$(1)	$19	$1,769	$—	$1,787
Supplemental cash flow information
Cash paid for interest	$21,562	$1,245	$292	$—	$23,099
Cash received due to income tax refunds	303	—	91	—	394
Property and equipment financed with capital leases	3,083	—	—	—	3,083

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

Our business model leverages our analytical expertise, technology platform, operational experience and our Partners Network to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating debtors fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to June 30, 2012, we have invested approximately $2.1 billion in the acquisition of charged-off receivables, representing over $32 billion in face value of accounts.

Based on our proprietary analytic models, which utilize historical data as well as current account level data and economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of June 30, 2012 of $9.2 billion (active face value) will generate approximately $877.0 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $79.3 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $956.3 million as of June 30, 2012. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our Partners Network

Collection efforts on our U.S. purchased debt and contingent debt are primarily handled by our Partners Network, which consists of independent U.S. law firms and attorney-managed collection operations with which we have exclusive franchise relationships. Under the terms of our franchise agreements, our franchises license our proprietary technology and perform recovery work on our behalf, on an exclusive basis, for a fee per dollar collected. The contingent fee varies based upon the franchises' performance against our assumptions made when we acquired the debt. We allocate accounts to our franchises based on their performance and are under no obligation to provide accounts to any franchise. We believe that our competitive account placement model and our variable contingent fee structure are critical to our collection performance, as they motivate each franchise to optimize its efforts on its allocated accounts to receive additional placements of charged-off receivables. In addition, because our franchise model is attorney-based, we have the ability to efficiently pursue litigation or legal action on our purchased debt. We believe that debtors generally take collection efforts by a law firm more seriously than those of a collection agency, which we believe enhances our collection rates. We believe that our attorney-based Partners Network promotes the highest ethical standards in the industry as our franchises maintain both SquareTwo’s stringent compliance standards as well as the obligations imposed by membership in the bar associations of the states in which their attorneys are licensed to practice law. In addition to the compliance and collections benefits provided by our attorney-based franchise model, we believe that law firms generally provide a more professional environment than traditional call centers, helping our franchises to more effectively attract and retain quality collectors.

In addition to our Partners Network, we also utilize, and our United Network includes, certain specialized collection agencies and an extensive network of local law firms that complement the focus and geographic coverage of our Partners Network.

Our Canadian subsidiaries purchase charged off accounts with Canadian debtors. Once purchased, the accounts are placed with either our Canadian collectors who are employed by the Canadian subsidiaries or with outside collection agencies. For accounts on which legal action is appropriate to liquidate the accounts, the subsidiaries place the accounts with outside law firms for collections.

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

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales and recourse, and royalty fees from collections on our purchased debt. We earn contingent debt revenue via the management of collection efforts through our Partners Network, or in-house, in the case of our contingent business in Canada, on behalf of other owners of charged-off receivables, for which we are paid a fee per dollar collected. We also earn royalties from our franchises ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE.

Expenses

Collection Expenses on Purchased Debt

Collection expenses on purchased debt represent the direct costs of collections related to our purchased debt. In the U.S., we do not directly employ consumer debt collectors on our domestic consumer purchased debt portfolio. Rather we use our United Network and the majority of our direct expenses represent the servicing fees that we pay on a percentage basis to our United Network based on their collections on our purchased debt. The servicing fee we pay to our United Network varies depending on the age and type of purchased debt and certain network performance targets. Collection expenses also include court cost expenses for all purchased debt and are reduced by court cost recoveries for purchased debt accounted for under the cost recovery method. In Canada, collection expenses include the cost of our collectors as well as fees paid to outside agencies with whom we place certain accounts.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Purchasing Activity

The following table summarizes the purchasing activity for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

	Three Months Ended			Six Months Ended
Purchasing Activity ($ in thousands)	June 30,			June 30,
	2012	2011	$ Variance	2012	2011	$ Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$774,217	$711,662	62,555	$1,486,803	$1,535,665	(48,862)
Price	68,433	59,349	9,084	133,303	118,835	14,468
Price (%)	8.8%	8.3%		9.0%	7.7%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	454,182	248,270	205,912	553,624	325,840	227,784
Price	13,863	9,539	4,324	18,636	12,239	6,397
Price (%)	3.1%	3.8%		3.4%	3.8%
Other(2)
Face	93,878	184,930	(91,052)	187,174	211,537	(24,363)
Price	4,755	6,192	(1,437)	7,596	7,561	35
Price (%)	5.1%	3.3%		4.1%	3.6%
Purchased Debt - Total
Face	$1,322,277	$1,144,862	177,415	$2,227,601	$2,073,042	154,559
Price	87,051	75,080	11,971	159,535	138,635	20,900
Price (%)	6.6%	6.6%		7.2%	6.7%
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, medical, and student loan purchased debt assets.

Total purchases were $1.3 billion of face value receivables at a price of $87.1 million during the three months ended June 30, 2012, compared to $1.1 billion of face value receivables at a price of $75.1 million during the three months ended June 30, 2011, an increase of $177.4 million or 15.5% in face value and an increase of $12.0 million or 15.9% in purchase price. While our average purchase price remained consistent at 6.6% of face value, credit card/consumer loan - fresh market prices were slightly higher, which was offset by increased non-fresh purchases which are typically at a lower price. We continued our selective diversification strategy in the three months ended June 30, 2012. The decrease in other purchases was due to fewer student loan opportunities that met our targeted return thresholds, partially offset by an increase in commercial purchases.

Total purchases increased $154.6 million or 7.5% in face value and $20.9 million or 15.1% in purchase price for the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

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

The following table summarizes the cash proceeds activity for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Cash Proceeds ($ in thousands)	2012	2011	$ Variance	2012	2011	$ Variance
Voluntary, non-legal collections	$104,337	$75,721	$28,616	$204,495	$142,693	$61,802
Legal collections	41,651	32,512	9,139	79,221	63,816	15,405
Other(1)	7,774	4,084	3,690	15,195	9,419	5,776
Sales & recourse	7,977	5,807	2,170	16,201	10,491	5,710
Total cash proceeds on purchased debt	$161,739	$118,124	$43,615	$315,112	$226,419	$88,693
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(1)    Other includes commercial collections, medical collections, student loan collections, and court cost recoveries.

Total cash proceeds were $161.7 million during the three months ended June 30, 2012 compared to $118.1 million during the three months ended June 30, 2011, an increase of $43.6 million or 36.9%. Total cash proceeds were $315.1 million during the six months ended June 30, 2012 compared to $226.4 million during the same period in 2011, an increase of $88.7 million or 39.2%. These increases are the result of sustained higher purchasing volumes of higher quality paper and operational improvements during the year ended December 31, 2011 and the first two quarters of 2012.

Consolidated Results

The following table summarizes the results of our operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended
	June 30,
Consolidated Results ($ in thousands)	2012	2011	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$84,186	$58,643	$25,543	43.6%
Contingent debt	268	964	(696)	(72.2)%
Other revenue	81	102	(21)	(20.6)%
Total revenues	84,535	59,709	24,826	41.6%
Expenses
Collection expenses on:
Purchased debt	59,833	44,962	14,871	33.1%
Contingent debt	29	685	(656)	(95.8)%
Other direct operating expenses	2,001	2,067	(66)	(3.2)%
Total direct operating expenses	61,863	47,714	14,149	29.7%
Salaries and payroll taxes	6,879	5,552	1,327	23.9%
General and administrative	3,055	2,290	765	33.4%
Depreciation and amortization	1,581	1,300	281	21.6%
Total indirect expenses	11,515	9,142	2,373	26.0%
Total expenses	73,378	56,856	16,522	29.1%
Operating income	11,157	2,853	8,304	291.1%
Other expense:
Interest expense	12,230	12,279	(49)	(0.4)%
Other (income) expense	(2,501)	226	(2,727)	(1)
Total other expense	9,729	12,505	(2,776)	(22.2)%
Income (loss) before income taxes	1,428	(9,652)	11,080	114.8%
Income tax expense	(1,284)	(701)	(583)	(83.2)%
Net income (loss)	$144	$(10,353)	$10,497	101.4%
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $84.2 million during the three months ended June 30, 2012 compared to $58.6 million during the three months ended June 30, 2011, an increase of $25.5 million or 43.6%. This increase was predominantly driven by an $18.5 million increase in gross revenues on level yield assets and a $1.4 million increase in purchased debt royalties, which was partially offset by a $0.9 million decrease in gross revenues on cost recovery assets. In addition, there were zero non-cash valuation allowance charges during the three months ended June 30, 2012 compared to $6.7 million taken in the three months ended June 30, 2011.

The increase in gross level yield revenues was attributable to the increase in weighted average IRR. Due to over-performance relative to expectations and historical trends, we increased our expectations of future cash proceeds on several level yield pools. As a result, we increased the IRRs on nine of our 2009 - 2012 domestic quarterly pools and the Q1 2012 Canadian quarterly pool during the three months ended June 30, 2012, which contributed to an overall weighted average IRR increase for our level yield portfolio base. The average carrying value of level yield purchased debt assets remained consistent between the two periods.

The gross revenues on our cost recovery assets decreased $0.9 million which is in line with the decrease in proceeds on cost recovery assets primarily due to a decline in our cost recovery asset base.

Revenues on Contingent Debt

Revenues on contingent debt decreased to $0.3 million during the three months ended June 30, 2012 from $1.0 million during the three months ended June 30, 2011, an aggregate decrease of $0.7 million or 72.2%, due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt was $59.8 million during the three months ended June 30, 2012 compared to $45.0 million during the three months ended June 30, 2011, an increase of $14.9 million or 33.1%, which was comparable with the increase in purchased debt collections. Purchased debt collections, which excludes sales and recourse proceeds, increased to $153.8 million from $112.3 million, an increase of 36.9%. Collection expenses on purchased debt as a percentage of purchased debt collections decreased from 40.0% to 38.9%.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt was less than $0.1 million during the three months ended June 30, 2012 compared to $0.7 million during the three months ended June 30, 2011, a decrease of $0.7 million or 95.8%, which is comparable with the decrease in revenues on contingent debt. This reduction reflects the de-emphasis on our contingent business.

Salaries and Payroll Taxes

Salaries and payroll taxes increased $1.3 million, or 23.9%, to $6.9 million during the three months ended June 30, 2012, compared to $5.6 million during the three months ended June 30, 2011. This increase was primarily due to an increase in employee incentives for 2012 as a result of greater than targeted Company performance. In addition, compensation expense increased due to additional headcount.

Depreciation and Amortization

Depreciation and amortization was $1.6 million during the three months ended June 30, 2012, compared to $1.3 million during the three months ended June 30, 2011. The increase relates to additional depreciation on our proprietary collection system eAGLE.

Other Expense (Income)

Other income recognized during the three months ended June 30, 2012 was primarily related to a gain on disposition of property and equipment, net of transaction costs.

Income Tax Expense

Income tax expense was $1.3 million during the three months ended June 30, 2012, compared to an income tax expense of $0.7 million for the corresponding quarter of 2011. The expense in both periods relates almost entirely to the Canadian operations which are taxed at an effective rate of approximately 26.6%. Due to the continued pre-tax losses in the U.S., the Company recorded an income tax benefit of $1.3 million, but it was offset by a full valuation allowance charge. Before the impact of the valuation allowance, the effective rate of 37.2% used to compute the U.S. tax benefit did not change significantly from the pre-valuation allowance rate effective for the three months ended June 30, 2011.

The following table summarizes the results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended
	June 30,
Consolidated Results ($ in thousands)	2012	2011	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$162,065	$113,323	$48,742	43.0%
Contingent debt	429	2,259	(1,830)	(81.0)%
Other revenue	107	185	(78)	(42.2)%
Total revenues	162,601	115,767	46,834	40.5%
Expenses
Collection expenses on:
Purchased debt	114,076	81,404	32,672	40.1%
Contingent debt	43	1,585	(1,542)	(97.3)%
Other direct operating expenses	3,824	3,181	643	20.2%
Total direct operating expenses	117,943	86,170	31,773	36.9%
Salaries and payroll taxes	13,114	11,689	1,425	12.2%
General and administrative	5,683	4,928	755	15.3%
Depreciation and amortization	3,103	2,448	655	26.8%
Total indirect expenses	21,900	19,065	2,835	14.9%
Total expenses	139,843	105,235	34,608	32.9%
Operating income	22,758	10,532	12,226	116.1%
Other expense:
Interest expense	24,432	24,513	(81)	(0.3)%
Other (income) expense	(2,409)	324	(2,733)	(1)
Total other expense	22,023	24,837	(2,814)	(11.3)%
Income (loss) before income taxes	735	(14,305)	15,040	105.1%
Income tax expense	(2,702)	(1,267)	(1,435)	(113.3)%
Net income (loss)	$(1,967)	$(15,572)	$13,605	87.4%
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues increased by $48.7 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was predominantly driven by a $37.6 million increase in gross revenue on level yield assets and a $2.9 million increase in purchased debt royalties, which was partially offset by a $1.6 million decrease in gross revenues on cost recovery assets. In addition, there was a $10.0 million decrease in the non-cash valuation allowance charges.

The increase in gross level yield revenues was primarily attributable to the increase in weighted average IRR. Due to over-performance relative to expectations, we increased our expectations of future cash proceeds on several level yield pools. As a result, we increased the IRRs on ten of our 2009 - 2012 domestic quarterly pools and the Q1 2012 Canadian quarterly pool during the six months ended June 30, 2012, which contributed to an overall weighted average IRR increase for our level yield portfolio base. In addition, the average carrying value of level yield purchased debt assets increased slightly from $218.7 million to $224.1 million.

The gross revenues on our cost recovery assets decreased $1.6 million which is in line with the decrease in proceeds on cost recovery assets primarily due to a decline in our cost recovery asset base.

While the non-cash valuation allowance negatively impacted both periods, the impact in the six months ended June 30, 2012 was $2.6 million compared to $12.6 million for the six months ended June 30, 2011. The non-cash valuation allowance taken in 2012 was primarily a result of slight decreases in the ERP on two of our 2009 quarterly pools. The non-cash valuation allowance taken in 2011 was primarily a result of actual and forecasted performance of the 2007 and 2008 quarterly pools being less than previous expectations.

Revenues on Contingent Debt

Revenues on contingent debt decreased to $0.4 million during the six months ended June 30, 2012 from $2.3 million for the same period in 2011, an aggregate decrease of $1.8 million or 81.0%, due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt was $114.1 million during the six months ended June 30, 2012 compared to $81.4 million during the six months ended June 30, 2011, an increase of $32.7 million or 40.1%, which was comparable with the increase in purchased debt collections. Purchased debt collections, which excludes sales and recourse proceeds, increased to $298.9 million from $215.9 million, an increase of 38.4%. Collection expenses on purchased debt as a percentage of purchased debt collections increased from 37.7% to 38.2%.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt was less than $0.1 million during the six months ended June 30, 2012 compared to $1.6 million during the same period in 2011, a decrease of $1.5 million or 97.3%, which is comparable with the decrease in revenues on contingent debt. This reduction reflects the de-emphasis of our contingent business.

Salaries and Payroll Taxes

Salaries and payroll taxes increased $1.4 million, or 12.2%, to $13.1 million for the six months ended June 30, 2012, compared to $11.7 million during the corresponding period in 2011. This increase was primarily related to an increase in compensation expense due to additional headcount, an increase in expense related to paid time off, and an increase in employee incentives for 2012 as a result of greater than targeted Company performance. These increases were offset by an increase in salaries capitalized as part of the development of our proprietary collection system eAGLE.

Depreciation and Amortization

Depreciation and amortization was $3.1 million during the six months ended June 30, 2012, compared to $2.4 million during the six months ended June 30, 2011. The increase relates to additional depreciation on our proprietary collection system eAGLE.

Other Expense (Income)

Other income recognized during the six months ended June 30, 2012 was primarily related to a gain on disposition of property and equipment, net of transaction costs.

Income Tax Expense

     Income tax expense was $2.7 million for the six months ended June 30, 2012 compared to an income tax expense of $1.3 million for the corresponding period in 2011. The expense in both periods relates almost entirely to the Canadian operations which are taxed at an effective rate of approximately 26.6%. Due to the continued pre-tax losses in the U.S., the Company recorded an income tax benefit of $3.4 million, but it was offset by a full valuation allowance charge. Before the impact of the valuation allowance, the effective rate of 37.2% used to compute the U.S. tax benefit did not change significantly from the pre-valuation allowance rate effective for the six months ended June 30, 2011.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Adjusted EBITDA ($ in thousands)	2012	2011	$ Variance	% Variance	2012	2011	$ Variance	% Variance
Voluntary, non-legal collections	$104,337	$75,721	$28,616	37.8%	$204,495	$142,693	$61,802	43.3%
Legal collections	41,651	32,512	9,139	28.1%	79,221	63,816	15,405	24.1%
Other collections(1)	7,774	4,084	3,690	90.4%	15,195	9,419	5,776	61.3%
Sales & recourse	7,977	5,807	2,170	37.4%	16,201	10,491	5,710	54.4%
Contribution of other business activities(2)	4,006	3,342	664	19.9%	7,631	6,678	953	14.3%
Total inflows	165,745	121,466	44,279	36.5%	322,743	233,097	89,646	38.5%

Purchased debt expense	59,833	44,962	14,871	33.1%	114,076	81,404	32,672	40.1%
Contingent debt expense	29	685	(656)	(95.8)%	43	1,585	(1,542)	(97.3)%
Other direct operating expense	2,001	2,067	(66)	(3.2)%	3,824	3,181	643	20.2%
Salaries, general and administrative expense	9,934	7,842	2,092	26.7%	18,797	16,617	2,180	13.1%
Other(3)	867	945	(78)	(8.3)%	1,598	2,458	(860)	(35.0)%
Total outflows	72,664	56,501	16,163	28.6%	138,338	105,245	33,093	31.4%
Adjustments(4)	285	509	(224)	(44.0)%	647	1,068	(421)	(39.4)%
Adjusted EBITDA	$93,366	$65,474	$27,892	42.6%	$185,052	$128,920	$56,132	43.5%
(1)    Other collections includes commercial, medical, and student loan collections, and court cost recoveries.

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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended				Six Months Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	June 30,				June 30,
	2012	2011	$ Variance	% Variance	2012	2011	$ Variance	% Variance
Net income (loss)	$144	$(10,353)	$10,497	101.4%	$(1,967)	$(15,572)	$13,605	(87.4)%
Interest expense	12,230	12,279	(49)	(0.4)%	24,432	24,513	(81)	(0.3)%
Interest income	(21)	(31)	10	(32.3)%	(47)	(58)	11	(19.0)%
Income tax expense	1,284	701	583	83.2%	2,702	1,267	1,435	113.3%
Depreciation and amortization	1,581	1,300	281	21.6%	3,103	2,448	655	26.8%
EBITDA	15,218	3,896	11,322	290.6%	28,223	12,598	15,625	124.0%
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	80,430	54,297	26,133	48.1%	156,113	102,523	53,590	52.3%
Amortization of step-up of carrying value(2)	40	75	(35)	(46.7)%	86	165	(79)	(47.9)%
Change in valuation allowance(3)	—	6,697	(6,697)	(100.0)%	2,590	12,566	(9,976)	(79.4)%
Certain other or non-cash expenses
Stock option expense(4)	77	75	2	2.7%	155	153	2	1.3%
Net gain on sale of property and equipment	(2,607)	—	(2,607)	(100.0)%	(2,607)	—	(2,607)	(100.0)%
Other(5)	208	434	(226)	(52.1)%	492	915	(423)	(46.2)%
Adjusted EBITDA	$93,366	$65,474	$27,892	42.6%	$185,052	$128,920	$56,132	43.5%
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

Segment Performance Summary

We have two reportable segments in accordance with the GAAP criteria for segment reporting: Domestic and Canada. A reporting segment's operating results are regularly reviewed by the Company's Chief Operating Decision Maker ("CODM") to make decisions about resources to be allocated to the segment and assess its performance. The segment operating results discussed in this section are presented on a basis consistent with our current management reporting being reviewed by our Board of Directors and the CODM.

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

	Three Months Ended			Six Months Ended
Domestic Segment Performance Summary ($ in thousands)	June 30,			June 30,
	2012	2011	% Variance	2012	2011	% Variance
Purchases - face	$1,008,099	$1,004,538	0.4%	$1,850,143	$1,807,782	2.3%
Purchases - price	73,699	68,713	7.3%	142,614	126,453	12.8%
Purchases - price (%)	7.3%	6.8%		7.7%	7.0%
Cash proceeds on purchased debt	150,058	109,507	37.0%	291,804	210,854	38.4%
Total revenue	76,941	55,557	38.5%	147,582	108,265	36.3%
Adjusted EBITDA(1)	84,193	58,341	44.3%	166,632	116,088	43.5%
(1)     Segment Adjusted EBITDA is calculated consistently with the methodology used to report the Company's consolidated Adjusted EBITDA, except with regard to the costs of certain overhead items that may benefit both operating segments. The costs of these overhead items are included in the calculation of Domestic Adjusted EBITDA, but have not been allocated to Canada. This treatment of certain overhead costs is consistent with CODM review.

Purchases

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Total U.S. purchases increased $3.6 million or 0.4% in face and $5.0 million or 7.3% in price paid. Market prices on purchased debt in the U.S. remained competitive. We continued to purchase assets that we believe will meet our net return thresholds, expanding fresh credit card and consumer loan purchases, as well as our strategy of diversifying into non-fresh consumer debt and commercial debt.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Total U.S. purchases increased $42.4 million in face value and $16.2 million in price paid. Strong relationships with our top issuers of debt have allowed us to continue our U.S. purchase expansion. In addition to fresh consumer purchases, which increased 11.7% in terms of capital outlay, we expanded our non-fresh consumer, medical, and commercial purchases by an aggregate of $7.5 million or 68.0%.

Cash Proceeds

Three months ended June 30, 2012 compared with three months ended June 30, 2011

The total increase of $40.6 million in U.S. cash proceeds was primarily due to an increase of $26.0 million or 38.5% in voluntary, non-legal collections. Legal collections were up by $8.7 million or 27.1%, and medical, student loan and commercial collections in the aggregate were up by $3.6 million or 88.2%. Proceeds increased overall as a result of higher purchasing volumes throughout 2011 and 2012, as well as better than anticipated collections on most vintages. Legal collections increased as increasing volumes of debt purchased during the first half of 2011 entered the legal channel.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

The increase in total cash proceeds of $81.0 million was primarily driven by an increase of $55.0 million or 42.9% in voluntary, non-legal collections. Legal collections increased $14.7 million or 23.3%, and medical, student loan, and commercial collections increased in the aggregate $5.6 million or 59.6%. Our growth in proceeds across our product lines is the result of operational improvements as a well as higher purchasing volumes throughout 2011 and the first six months of 2012, as we have continued to selectively purchase assets that we expect will meet our net return thresholds.

Total Revenue

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Total revenue increased $21.4 million or 38.5%. Purchased debt revenue, net, the largest component of total revenue, increased $22.1 million, due primarily to strong collection performance across all level yield asset vintages. As a result of the strong performance, we increased the IRRs on nine of our 2009-2012 level yield pools. As a result of the increase in weighted average IRR, gross revenues on level yield assets increased $17.0 million or 35.4%. Gross revenue on cost recovery assets decreased $2.8 million, corresponding with a decrease in average cost recovery asset balance as more assets have been placed on level yield. Additionally, zero non-cash valuation allowance charges on purchased debt were taken during the three months ended June 30, 2012, compared with $6.7 million of non-cash valuation allowance charges during the three months ended June 30, 2011.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Total revenue increased by $39.3 million or 36.3%. Purchased debt revenue, net, the largest component of total revenue, increased by $41.3 million or 39.0%. Gross revenues on level yield assets increased $35.0 million or 38.3%, a direct result of increases on ten of our 2009 - 2012 quarterly pools due to continued strong performance in 2012 on level yield purchases across all purchase vintages. Non-cash valuation allowance charges of $2.6 million have been taken in the six months ended June 30, 2012, compared with $12.6 million in the same period of 2011. The increase in revenue on level yield assets was partially offset by a decrease in revenue on cost recovery assets of $6.4 million or 27.0%, which was the result of more assets being placed on level yield in recent years.

Adjusted EBITDA

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Domestic Adjusted EBITDA increased by $25.9 million or 44.3%, which was driven by an increase in cash proceeds on purchased debt of $40.6 million or 37.0%. Voluntary non-legal collections was the largest component of cash proceeds, increasing by $26.0 million or 38.5%, which was consistent with the increase in purchases.

Purchased debt expense and other direct operating expenses (together, "purchased debt operating expense") increased by $13.8 million or 30.2%, which represented the largest outflow in the calculation of Adjusted EBITDA.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Domestic Adjusted EBITDA increased by $50.5 million or 43.5% which was driven by an increase in cash proceeds on purchased debt of $81.0 million or 38.4%. Voluntary non-legal collections was the largest component of cash proceeds, increasing $55.0 million or 42.9%.

Purchased debt expense and other direct operating expenses (together, "purchased debt operating expense") increased by $31.3 million or 38.1%, which represented the largest outflow in the calculation of Adjusted EBITDA.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

	Three Months Ended			Six Months Ended
Canada Segment Performance Summary ($ in thousands)	June 30,			June 30,
	2012	2011	% Variance	2012	2011	% Variance
Purchases - face	$314,178	$140,324	123.9%	$377,458	$265,260	42.3%
Purchases - price	13,352	6,367	109.7%	16,921	12,182	38.9%
Purchases - price (%)	4.2%	4.5%		4.5%	4.6%
Cash proceeds on purchased debt	11,681	8,617	35.6%	23,308	15,565	49.7%
Total revenue	7,594	4,152	82.9%	15,019	7,502	100.2%
Adjusted EBITDA(1)	9,173	7,133	28.6%	18,420	12,832	43.5%
(1)     Segment Adjusted EBITDA is calculated consistently with the methodology used to report the Company's consolidated Adjusted EBITDA, except with regard to the costs of certain overhead items that may benefit both operating segments. The costs of these overhead items are included in the calculation of Domestic Adjusted EBITDA, but have not been allocated to Canada. This treatment of certain overhead costs is consistent with CODM review.

Purchases

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Purchases by our Canada segment increased by $173.9 million in face purchased, and $7.0 million in purchase price. Canada's growth continued due to development of new relationships with financial institutions. The segment's purchases during the three months ended June 30, 2012 included fresh consumer debt of $81.6 million in face and $5.7 million in purchase price and non-fresh purchases of $232.6 million in face and $7.6 million in price.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Purchases increased by $112.2 million in face and $4.7 million in purchase price. The Canada segment has continued its growth of operations throughout the first half of 2012 with purchases of fresh and non-fresh debt.

Cash Proceeds

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Canada's total cash proceeds increased $3.1 million or 35.6%. This increase was due primarily to an increase of $2.6 million or 31.9% in voluntary, non-legal collections. Legal collections increased period over period by $0.5 million as a result of overall purchasing growth.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Cash proceeds by our Canada segment increased by $7.7 million or 49.7%. Voluntary, non-legal collections increased by $6.8 million or 46.9%, which was the result of sustained purchasing volumes throughout 2011 and 2012. Legal collections were also higher, increasing $0.7 million or 97.1%, due to continued purchasing growth.

Total Revenue

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Total revenue from our Canada segment increased by $3.4 million which was driven by an increase of $3.4 million or 84.4% in purchased debt revenue, net. The increase in purchased debt, net revenue was due to an increase in average purchased debt asset balance of $2.8 million or 36.9%. Gross revenue on level yield assets was $1.5 million during the three months ended June 30, 2012; gross revenue on cost recovery assets was $6.0 million during the three months ended June 30, 2012.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Total revenue increased by $7.5 million or 100.2%, which was due primarily to an increase of $7.4 million or 102.2% in purchased debt revenue, net. We began accounting for our Canadian purchased debt purchases made after January 1, 2012 under the level yield method. Gross revenue on level yield assets during the six months ended June 30, 2012 amounted to $2.6 million. Purchased debt revenue, net has increased primarily as a result of higher purchasing volumes in 2012 and 2011.

Adjusted EBITDA

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Adjusted EBITDA increased $2.0 million or 28.6% which was consistent with the increase in cash proceeds on purchased debt of $3.1 million or 35.6%.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Adjusted EBITDA attributable to the segment's operations increased $5.6 million or 43.5% to a total of $18.4 million for the six months ended June 30, 2012, driven by the increase in cash proceeds on purchased debt. Total proceeds increased $7.7 million or 49.7%.

Supplemental Performance Data

Our Owned Portfolios

As of June 30, 2012, our active owned charged-off receivables in the U.S. and Canada totaled $10.3 billion in face value and consisted of approximately 3.3 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of June 30, 2012.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,462	$4,381	$6,405	62.3%	$1,708	82.0%
Credit Card/Consumer Loan - Non-Fresh	582	3,141	1,828	17.8%	280	13.4%
Other(2)	1,252	1,635	2,047	19.9%	96	4.6%
Total/Average	3,296	$3,119	$10,280	100.0%	$2,084	100.0%
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

U.S. Purchased Debt Portfolio as of June 30, 2012 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$2,618	—%	$2,062,354	$19,473	$2,081,827	2.32x
2007	236,005	(68,484)	7,821	3%	328,073	14,413	342,486	1.45x
2008	226,030	(82,532)	12,779	6%	304,181	28,202	332,383	1.47x
2009	105,157	(3,377)	9,754	9%	178,582	46,555	225,137	2.14x
2010	164,117	(1,485)	21,563	13%	273,569	153,828	427,397	2.60x
2011	244,959	(512)	79,816	33%	281,045	335,536	616,581	2.52x
2012	142,614	—	96,705	68%	67,624	278,943	346,567	2.43x
Total	$2,015,222	$(160,625)	$231,056		$3,495,428	$876,950	$4,372,378	2.17x

(1)    Purchase price represents cost of each purchase.

(2)    Valuation allowance represents the total valuation allowance on our purchased debt, net of reversals.

(3)    Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the impact of the franchise asset purchase program.

(4)    Percentage of carrying value unamortized represents the carrying value divided by the purchase price.

(5)    Although we receive cash proceeds related to purchases with an age greater than 108 months, we do not forecast cash proceeds for these purchases beyond 108 months due to the unpredictable nature of those cash proceeds.

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of June 30, 2012 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance(2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$8,929	$396	$9,325	1.58x
2007	7,889	—	—	—%	13,502	1,083	14,585	1.85x
2008	6,282	(18)	82	1%	7,996	1,385	9,381	1.49x
2009	3,350	—	—	—%	7,107	2,550	9,657	2.88x
2010	7,706	—	112	1%	19,395	9,889	29,284	3.80x
2011	22,745	—	2,986	13%	33,640	32,894	66,534	2.93x
2012	16,921	—	11,820	70%	7,733	31,127	38,860	2.30x
Total	$70,778	$(18)	$15,000		$98,302	$79,324	$177,626	2.51x
(1)    Converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Converted to U.S. dollars using the exchange rate as of June 30, 2012.

Consolidated Purchased Debt Portfolio as of June 30, 2012 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$2,618	—%	$2,071,283	$19,869	$2,091,152	2.32x
2007	243,894	(68,484)	7,821	3%	341,575	15,496	357,071	1.46x
2008	232,312	(82,550)	12,861	6%	312,177	29,587	341,764	1.47x
2009	108,507	(3,377)	9,754	9%	185,689	49,105	234,794	2.16x
2010	171,823	(1,485)	21,675	13%	292,964	163,717	456,681	2.66x
2011	267,704	(512)	82,802	31%	314,685	368,430	683,115	2.55x
2012	159,535	—	108,525	68%	75,357	310,070	385,427	2.42x
Total	$2,086,000	$(160,643)	$246,056		$3,593,730	$956,274	$4,550,004	2.18x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of June 30, 2012.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our US owned charged-off receivables as of June 30, 2012 will generate a total of approximately $877.0 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$11,410	$5,857	$2,024	$182	$—	$—	$—	$—	$19,473
2007	8,077	4,596	1,621	115	4	—	—	—	14,413
2008	13,989	8,550	4,419	1,238	6	—	—	—	28,202
2009	17,372	11,323	8,039	4,740	3,004	1,872	205	—	46,555
2010	62,401	36,830	23,207	14,346	8,286	5,185	3,136	437	153,828
2011	135,026	76,605	49,704	31,827	19,229	11,132	7,289	4,724	335,536
2012	112,334	67,998	38,417	23,731	16,842	9,315	5,308	4,998	278,943
Total	$360,609	$211,759	$127,431	$76,179	$47,371	$27,504	$15,938	$10,159	$876,950
Cumulative Percent	41.1%	65.3%	79.8%	88.5%	93.9%	97.0%	98.8%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2006.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2012	2013	2014	2015	2016	2017	2018	2019 and thereafter	Total
2006 and prior(1)	$6,581	$8,352	$3,704	$836	$—	$—	$—	$—	$19,473
2007	4,488	6,224	3,152	517	32	—	—	—	14,413
2008	7,980	10,592	6,588	2,796	244	2	—	—	28,202
2009	9,696	13,816	9,492	6,427	3,699	2,455	970	—	46,555
2010	34,435	48,705	29,104	17,955	11,299	6,442	4,191	1,697	153,828
2011	73,533	103,285	61,005	39,860	26,396	14,518	8,937	8,002	335,536
2012	65,071	86,047	50,670	29,875	20,018	12,843	7,075	7,344	278,943
Total	$201,784	$277,021	$163,715	$98,266	$61,688	$36,260	$21,173	$17,043	$876,950
Cumulative Percent	23.0%	54.6%	73.3%	84.5%	91.5%	95.6%	98.1%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$5	$—	$4,284
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	26	8	24,497
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	151	57	111,588
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	605	215	152,922
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	1,555	526	218,100
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	5,091	1,801	376,708
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	7,226	2,659	329,658
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	11,538	4,200	416,260
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	14,213	5,149	428,337
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	21,178	8,054	328,073
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	38,416	14,252	304,181
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	41,300	16,510	178,582
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	130,132	53,008	273,569
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	163,304	117,741	281,045
2012	—	—	—	—	—	—	—	—	—	—	—	—	—	—	67,624	67,624
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$291,804	$3,495,428

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

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Q2 1999
Q4 1999
Q2 2000
Q4 2000
Q2 2001
Q4 2001
Q2 2002
Q4 2002
Q2 2003
Q4 2003
Q2 2004
Q4 2004
Q2 2005
Q4 2005
Q2 2006
Q4 2006
Q2 2007
Q4 2007
Q2 2008
Q4 2008
Q2 2009
Q4 2009
Q2 2010
Q4 2010
Q2 2011
Q4 2011
Q2 2012

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

Under our current borrowing structure, our lines of credit are managed separately within our domestic and Canadian operations. Our domestic operation sweeps all excess cash proceeds obtained against our domestic line of credit daily. As a result, we maintain minimal domestic cash balances on hand, excluding our restricted cash.  Domestically and in Canada we borrow from our line of credit only as needed to reduce overall interest costs on our outstanding borrowings. Our line of credit, in total for both domestic and Canadian operations, is subject to a borrowing base and described further in our condensed consolidated financial statements.

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At June 30, 2012, the Company had non-cancellable obligations outstanding to purchase $326.5 million in face value of debt at an aggregate price of $29.9 million during the next year under forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances. As of June 30, 2012, our total availability under our line of credit was $62.6 million based on our borrowing base calculation, and our non-restricted cash balances were $2.4 million, resulting in liquidity as of June 30, 2012 of $64.9 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at June 30, 2012 and December 31, 2011 was $444.1 million and $437.6 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
$ in thousands	2012	2011
Net cash (used in) provided by operating activities	$(2,636)	$4,429
Net cash used in investing activities	(3,337)	(38,687)
Net cash provided by financing activities	5,823	34,124
Decrease in cash and cash equivalents	$(150)	$(134)
 (1)    Before the impact of foreign currency translation on cash of $(153) and $57, respectively.

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

Our operating activities used net cash of $2.6 million and provided net cash of $4.4 million during the six months ended June 30, 2012 and 2011, respectively. The decrease in cash provided by operating activities of $7.1 million was primarily due to normal fluctuations in operating assets and liabilities.

Investing Activities

Our investing activities used net cash of $3.3 million and $38.7 million during the six months ended June 30, 2012 and 2011, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The decrease in cash used of $35.4 million or 91.4% was due to a $53.6 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value partially offset by a $20.9 million increase in investments in purchased debt.

Financing Activities

Financing activities provided cash of $5.8 million and $34.1 million during the six months ended June 30, 2012 and 2011, respectively. Financing activities are primarily driven by purchasing volume, payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The decrease in cash provided by financing activities of $28.3 million or 82.9%, is primarily due to a decrease in net draws on our revolving credit facility due to increased collections used to pay down the revolving credit facility.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

There were no material changes to the Company’s senior revolving credit facility or Senior Second Lien Notes from the information previously disclosed in the Company’s most recent Annual Report on Form 10-K except for additional draws on the revolving credit facility.  The balance of the outstanding line of credit under the revolving credit facility was $153.5 million and $144.2 million at June 30, 2012 and December 31, 2011, respectively; an increase of $9.3 million or 6.5%. At June 30, 2012, our availability under the line of credit was $62.6 million based on our borrowing base calculation.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, is $200 million for the rolling four quarters ending June 30, 2012. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of June 30, 2012, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.7 million and software agreements of $1.0 million as of June 30, 2012.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of June 30, 2012, these notes had outstanding balances of $1.0 million and $0.4 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2012, we do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule

13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings.

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

SQUARETWO FINANCIAL CORPORATION

August 9, 2012	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 9, 2012	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)