Form 10-Q
period 2012-09-30
SquareTwo Financial Corp
filed 2012-11-13
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________
FORM 10-Q
_____________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 13, 2012, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I
FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$3,476	$2,657
Restricted cash	30,544	12,447
Receivables:
Contingent clients	—	217
Trade, net of allowance for doubtful accounts of $27 and $112, respectively	1,884	603
Notes receivable, net of allowance for doubtful accounts of $0 and $147, respectively	534	785
Purchased debt, net	242,532	243,413
Property and equipment, net	24,259	24,674
Goodwill and intangible assets	171,348	171,348
Other assets	12,461	14,450
Total assets	$487,038	$470,594
Liabilities and equity (deficiency)
Payables:
Contingent client	$149	$242
Accounts payable, trade	2,507	3,215
Payable from trust accounts	2,065	1,673
Taxes payable	2,293	2,221
Accrued interest and other liabilities	34,541	26,184
Deferred tax liability	9,465	9,466
Line of credit	144,738	144,159
Notes payable, net of discount	288,272	290,270
Obligations under capital lease agreements	2,478	3,208
Total liabilities	486,508	480,638
Commitments and contingencies (Note 8)
Equity (deficiency)
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,127	189,895
Accumulated deficit	(192,298)	(200,678)
Accumulated other comprehensive income (loss)	122	(341)
Total SquareTwo deficiency	(2,049)	(11,124)
Noncontrolling interest	2,579	1,080
Total equity (deficiency)	530	(10,044)
Total liabilities and equity (deficiency)	$487,038	$470,594

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Revenues on:
Purchased debt, net	$96,727	$58,087	$258,792	$171,410
Contingent debt	164	706	593	2,965
Other revenue	10	73	117	258
Total revenues	96,901	58,866	259,502	174,633
Expenses
Collection expenses on:
Purchased debt	58,317	44,438	172,393	125,842
Contingent debt	10	510	53	2,095
Other direct operating expenses	1,959	1,744	5,783	4,925
Salaries and payroll taxes	6,507	5,960	19,621	17,649
General and administrative	2,791	2,444	8,474	7,372
Depreciation and amortization	1,954	1,378	5,057	3,826
Total expenses	71,538	56,474	211,381	161,709
Operating income	25,363	2,392	48,121	12,924
Other expense
Interest expense	12,078	12,398	36,510	36,911
Other expense (income)	87	(1,483)	(2,322)	(1,159)
Total other expense	12,165	10,915	34,188	35,752
Income (loss) before income taxes	13,198	(8,523)	13,933	(22,828)
Income tax expense	(1,352)	(837)	(4,054)	(2,104)
Net income (loss)	11,846	(9,360)	9,879	(24,932)
Less: Net income attributable to the noncontrolling interest	485	282	1,499	712
Net income (loss) attributable to SquareTwo	$11,361	$(9,642)	$8,380	$(25,644)

Comprehensive income (loss)	12,298	(9,817)	10,342	(25,327)
Less: Comprehensive income attributable to the noncontrolling interest	485	282	1,499	712
Comprehensive income (loss) attributable to SquareTwo	$11,813	$(10,099)	$8,843	$(26,039)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Deficiency)

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity (Deficiency)	Noncontrolling Interest	Total Equity (Deficiency)
Balances, December 31, 2011	$—	$189,895	$(200,678)	$(341)	$(11,124)	$1,080	$(10,044)
Net income	—	—	8,380	—	8,380	1,499	9,879
Other comprehensive income:
Currency translation adjustment	—	—	—	463	463	—	463
Comprehensive income					8,843	1,499	10,342
Stock option expense	—	232	—	—	232	—	232
Balances, September 30, 2012	$—	$190,127	$(192,298)	$122	$(2,049)	$2,579	$530

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income (loss)	$9,879	$(24,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,057	3,826
Amortization of loan origination fees and debt discount	2,714	2,615
Recovery of step-up in basis of purchased debt	116	229
Change in valuation allowance of purchased debt	(874)	20,131
Expenses for stock options	232	227
Other non-cash (income) expense	(108)	1,820
Changes in operating assets and liabilities:
Income tax payable/receivable	(21)	1,784
Restricted cash	(18,097)	(17,551)
Other assets	(3,807)	(2,546)
Accounts payable and accrued liabilities	7,623	13,259
Net cash provided by (used in) operating activities	2,714	(1,138)
Investing activities
Investment in purchased debt	(215,546)	(202,599)
Proceeds applied to purchased debt principal	218,097	161,043
Net proceeds from notes receivable	406	51
Investment in property and equipment including internally developed software	(4,241)	(3,407)
Proceeds from sale of property and equipment, net of transaction costs	2,679	—
Net cash provided by (used in) investing activities	1,395	(44,912)
Financing activities
Proceeds from investment by Parent, net	—	7
Payments on notes payable, net	(2,811)	(341)
Proceeds from lines-of-credit	442,408	394,253
Payments on lines-of-credit	(441,851)	(344,163)
Origination fees on lines-of-credit and notes payable	(200)	(450)
Payments on capital lease obligations	(788)	(1,210)
Net cash (used in) provided by financing activities	(3,242)	48,096
Increase in cash and cash equivalents	867	2,046
Impact of foreign currency translation on cash	(48)	(84)
Cash and cash equivalents at beginning of period	2,657	1,864
Cash and cash equivalents at end of period	$3,476	$3,826
Supplemental cash flow information
Cash paid for interest	$25,473	$26,161
Cash paid (received) for income taxes	4,075	(949)
Property and equipment financed with capital leases and notes payable	333	3,295
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

Our Canadian subsidiaries purchase charged off accounts with Canadian debtors.  Once purchased, the accounts are placed with either our Canadian collectors who are employed by the Canadian subsidiaries or with outside collection agencies. For accounts on which legal action is appropriate to liquidate the accounts, the subsidiaries may place the accounts with outside law firms for collection.

We also purchase commercial receivables. Once purchased, generally, the accounts are placed for front end collections with an office located in Overland Park, Kansas which is operated by SquareTwo Financial Commercial Funding Corporation. For accounts on which legal action is appropriate to liquidate the accounts, the commercial accounts are placed with members of the United Network for collection.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2012, its condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, its condensed consolidated statement of changes in equity (deficiency) for the nine months ended September 30, 2012, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011.  The condensed consolidated statements of operations and comprehensive income (loss) of the Company for the three and nine months ended September 30, 2012 may not be indicative of future results.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s most recent Annual Report on Form 10-K.

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

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU No 2011-08 modifies the requirements for testing goodwill for impairment. The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU No. 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company's adoption of ASU No. 2011-08 did not have an impact on the Company's financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU No 2012-08 modifies the requirements for testing indefinite-lived intangibles other than goodwill for impairment. This ASU permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this guidance for interim and annual impairment testing of indefinite-lived intangibles effective January 1, 2013. The Company's adoption of ASU No. 2012-02 is not expected to have an impact on the Company's financial position or results of operations.

The FASB issued ASU No. 2012-03, "Technical Amendments and Corrections to SEC Sections" in August 2012, and ASU No. 2012-04, "Technical Corrections and Improvements" in October 2012. These ASUs contain amendments that are mostly technical corrections to the accounting literature or application to specific industries. None of the updates included in ASU No. 2012-03 and ASU No. 2012-04 is expected to have an impact on the Company's financial position or results of operations.

3. Purchased Debt

Changes in purchased debt, net for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$225,773	$226,211	$18,549	$23,087	$244,322	$249,298
Purchases	49,387	54,247	6,624	9,717	56,011	63,964
Change in allowance	3,464	(6,619)	—	(946)	3,464	(7,565)
Proceeds applied to purchased debt principal	(57,477)	(51,169)	(4,507)	(7,351)	(61,984)	(58,520)
Other(1)	399	—	320	(970)	719	(970)
Balance at end of period	$221,546	$222,670	$20,986	$23,537	$242,532	$246,207

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$222,330	$211,202	$21,083	$14,492	$243,413	$225,694
Purchases	201,326	172,505	14,220	30,094	215,546	202,599
Change in allowance	874	(19,185)	—	(946)	874	(20,131)
Proceeds applied to purchased debt principal	(203,377)	(141,852)	(14,720)	(19,191)	(218,097)	(161,043)
Other(1)	393	—	403	(912)	796	(912)
Balance at end of period	$221,546	$222,670	$20,986	$23,537	$242,532	$246,207
(1)    Other includes impacts of the Company’s recovery of step-up in basis, franchise asset purchase program (discontinued), and currency translation on purchased debt. The step-up in basis is a result of fair value adjustments from the Acquisition, and has a net remaining carrying value of $133 as of September 30, 2012.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Proceeds	$135,186	$100,092	$17,350	$22,442	$152,536	$122,534
Less:
Gross revenue recognized	77,709	48,923	12,460	14,584	90,169	63,507
Cost recovery court costs recoveries(1)	—	—	383	507	383	507
Proceeds applied to purchased debt principal	57,477	51,169	4,507	7,351	61,984	58,520
	$—	$—	$—	$—	$—	$—

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Proceeds	$409,912	$281,986	$57,736	$66,967	$467,648	$348,953
Less:
Gross revenue recognized	206,535	140,134	41,773	45,485	248,308	185,619
Cost recovery court costs recoveries(1)	—	—	1,243	2,291	1,243	2,291
Proceeds applied to purchased debt principal	203,377	141,852	14,720	19,191	218,097	161,043
	$—	$—	$—	$—	$—	$—
(1)    Cost recovery court cost recoveries are recorded as a contra expense in the collection expenses on purchased debt line item in the consolidated statements of operations and comprehensive income (loss).

The following tables reconcile gross revenue recognized to purchased debt revenues, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Gross revenue recognized	$77,709	$48,923	$12,460	$14,584	$90,169	$63,507
Purchased debt royalties	2,887	1,953	390	378	3,277	2,331
Change in valuation allowance	3,464	(6,619)	—	(946)	3,464	(7,565)
Other(1)	(66)	—	(117)	(186)	(183)	(186)
Purchased debt revenue, net	$83,994	$44,257	$12,733	$13,830	$96,727	$58,087

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Gross revenue recognized	$206,535	$140,134	$41,773	$45,485	$248,308	$185,619
Purchased debt royalties	9,017	5,300	1,355	1,265	10,372	6,565
Change in valuation allowance	874	(19,185)	—	(946)	874	(20,131)
Other(1)	(355)	—	(407)	(643)	(762)	(643)
Purchased debt revenue, net	$216,071	$126,249	$42,721	$45,161	$258,792	$171,410
(1)    Other items relate to the recovery of step-up in basis, franchise asset purchase program (discontinued) and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

     The following tables show detail of the Company’s purchases during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Purchase price	$49,387	$54,247	$6,624	$9,717	$56,011	$63,964
Face value	741,184	674,033	153,361	268,283	894,545	942,316
% of face	6.7%	8.0%	4.3%	3.6%	6.3%	6.8%

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Purchase price	$201,326	$172,505	$14,220	$30,094	$215,546	$202,599
Face value	2,781,611	2,251,244	340,535	764,114	3,122,146	3,015,358
% of face	7.2%	7.7%	4.2%	3.9%	6.9%	6.7%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets at September 30, 2012 and 2011. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the three months ended September 30, 2012, the Company spent $49.4 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the debtors) of the debt purchased was $0.7 billion, which is a purchase price equal to 6.7% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the three months ended September 30, 2012 amounted to $114.9 million. The accretable yield for these purchases is $65.5 million, or the ERP of $114.9 million less the purchase price of $49.4 million. During the nine months ended September 30, 2012, the Company purchased $2.8 billion in face value debt that qualified for the level yield method of accounting for a purchase price of $201.3 million. The ERP expected at acquisition amounted to $462.9 million.

The following is the change in accretable yield for the three and nine months ended September 30, 2012 and 2011:

	2012	2011
Balance at December 31, prior year	$463,048	$304,963
Impact from revenue recognized on purchased debt, net	(59,720)	(37,298)
Additions from current purchases	84,439	73,231
Reclassifications to/(from) accretable yield, including foreign currency translation	36,791	12,421
Balance at March 31,	$524,558	$353,317
Impact from revenue recognized on purchased debt, net	(66,516)	(41,347)
Additions from current purchases	111,635	88,146
Reclassifications to/(from) accretable yield, including foreign currency translation	48,376	4,129
Balance at June 30,	$618,053	$404,245
Impact from revenue recognized on purchased debt, net	(81,173)	(42,304)
Additions from current purchases	65,487	71,514
Reclassifications to/(from) accretable yield, including foreign currency translation	3,861	2,072
Balance at September 30,	$606,228	$435,527

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$150,324	$136,367	$10,319	$8,488	$160,643	$144,855
Allowance charges recorded (reversed)	(3,464)	6,619	—	946	(3,464)	7,565
Balance at end of period	$146,860	$142,986	$10,319	$9,434	$157,179	$152,420

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Balance at beginning of period	$147,734	$123,801	$10,319	$8,488	$158,053	$132,289
Allowance charges recorded (reversed)	(874)	19,185	—	946	(874)	20,131
Balance at end of period	$146,860	$142,986	$10,319	$9,434	$157,179	$152,420

4. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s Partners Network and were identified as part of purchase accounting at the date of the Acquisition. The Company tests its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing.

The following is a summary of intangibles:

	September 30, 2012	December 31, 2011
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	September 30, 2012			December 31, 2011
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	6.3%	$144,738	April 2014	6.3%	$144,159	April 2014
Line of Credit CAD	6.8%	—	April 2014	6.8%	—	April 2014
Total Line of Credit		$144,738			$144,159
 (1)    Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of September 30, 2012 and December 31, 2011. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of this facility were $2,288 and $3,264 at September 30, 2012 and December 31, 2011, respectively, and are included in the other assets line on the condensed consolidated balance sheets.

The Company has accrued interest on its lines of credit of $189 and $171 at September 30, 2012 and December 31, 2011, respectively, which are included in the accrued expenses and other liabilities line item on the condensed consolidated balance sheets.

At September 30, 2012, our availability under the line of credit was $69.8 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	September 30, 2012		December 31, 2011
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $3,249 and $3,788 unamortized discount	11.625%	$286,751	11.625%	$286,212	April 2017
Other Notes Payable	4.24 - 8.00%	1,521	6.33 - 8.00%	4,058	2012 - 2021
Total Notes Payable		$288,272		$290,270
 (1)    Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of September 30, 2012 and December 31, 2011.

The remaining unamortized costs were $5,747 and $6,708 at September 30, 2012 and December 31, 2011, respectively, and are included in the other assets line on the condensed consolidated balance sheet.

The Company had accrued interest on notes payable of $16,856 and $8,428 at September 30, 2012 and at December 31, 2011, respectively, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of September 30, 2012, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Second Lien Notes.

6. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures", defines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

·                  Level 1-Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

·                  Level 2-Inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

·                  Level 3-Unobservable inputs that are supported by little, if any, market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$242,532	$754,071	$—	$—	$754,071
Line of credit(2)	144,738	144,738	—	144,738	—
Second Lien Notes, net of $3,249 unamortized discount(3)	286,751	257,375	257,375	—	—
Other Notes Payable(4)	1,521	1,521	—	1,521	—

	December 31, 2011
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$243,413	$607,904	$—	$—	$607,904
Line of credit(2)	144,159	144,159	—	144,159	—
Second Lien Notes, net of $3,788 unamortized discount(3)	286,212	281,862	281,862	—	—
Other Notes Payable(4)	4,058	4,058	—	4,058	—
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

7. Income Taxes

For financial statement reporting purposes, the Company is treated as a stand-alone entity, and therefore all components of the provision for, or benefit from income taxes as well as the deferred tax assets and liabilities recognized herein reflect only the financial results and position of SquareTwo. For income tax purposes, the Company is included in the consolidated return of Parent. Parent files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Parent's U.S. federal income tax returns were last audited for the tax year ended December 31, 2004, and Parent potentially remains subject to examination for all tax years ended on or after December 31, 2007.

For the three and nine months ended September 30, 2012, the combined state, federal and Canadian tax expense from operations was $1.4 million and $4.1 million, respectively. It was almost entirely attributable to the Canadian operations based on an effective tax rate of approximately 26%. While the U.S. operations generated a pre-tax profit of $8.5 million for the three months ended September 30, 2012, on a year-to-date basis, the U.S. incurred a pre-tax loss of $0.7 million. Any income tax benefit attributable to the loss for the nine months ended September 30, 2012, has been offset by a corresponding valuation allowance charge.

The remaining net deferred tax liability of $9.5 million at September 30, 2012 is almost entirely attributable to the deferred tax liability associated with the Company's indefinite lived Partners Network intangible asset.

8. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At September 30, 2012, the Company had non-cancelable obligations outstanding to purchase $154.8 million in face value of debt at an aggregate price of $14.9 million during the next year under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

On September 26, 2011, CCL, one of the Company's subsidiaries in Canada, received a letter from the Canada Revenue Agency (“CRA”) which outlined CRA's preliminary findings of its review of CCL's compliance with the harmonized sales tax (“HST”) for the four years ended June 30, 2011.  In addition to requesting additional information intended to allow CCL to clarify its compliance with the HST requirements, the inquiry also identified CRA's proposed HST adjustments, which are approximately $1.3 million, not including interest. The Company does not believe the proposed adjustments apply to CCL and believes it has sufficient support for the technical merits of its position.  The Company has furnished the information requested by the CRA and provided a detailed explanation of its position and HST compliance.  At the time of this filing, it remains unknown what adjustments, interest, or penalties, if any, will ultimately be imposed on the Company with respect to this matter.  Accordingly, the Company does not believe the CRA's notice meets the GAAP criteria for recognition of a loss contingency in its results of operations for the period ended September 30, 2012.

Litigation

From time to time the Company is a defendant in litigation alleging violations of applicable state and federal laws by the Company or the Partners Network acting on its behalf.  These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging for the Company, the Partners Network and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. The Company accrues for loss contingencies as they become probable and estimable.

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

The following tables present the Company's operating segment results for the three and nine months ended September 30, 2012 and 2011:

Cash Proceeds on Purchased Debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash Proceeds on Purchased Debt	2012	2011	2012	2011
Domestic	$140,621	$112,696	$432,425	$323,550
Canada	11,915	9,838	35,223	25,403
Consolidated	$152,536	$122,534	$467,648	$348,953

Total Revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Total Revenues	2012	2011	2012	2011
Domestic	$89,476	$54,209	$237,058	$162,474
Canada	7,425	4,657	22,444	12,159
Consolidated	$96,901	$58,866	$259,502	$174,633

Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Adjusted EBITDA(1)	2012	2011	2012	2011
Domestic	$77,232	$61,896	$243,864	$177,984
Canada	9,302	8,216	27,722	21,048
Consolidated	$86,534	$70,112	$271,586	$199,032
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

Segment net income or loss is not presented consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$11,846	$(9,360)	$9,879	$(24,932)
Interest expense	12,078	12,398	36,510	36,911
Interest income	(17)	(1,593)	(64)	(1,651)
Income tax expense	1,352	837	4,054	2,104
Depreciation and amortization	1,954	1,378	5,057	3,826
EBITDA	27,213	3,660	55,436	16,258
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	61,984	58,520	218,097	161,043
Amortization of step-up of carrying value(2)	30	64	116	229
Change in valuation allowance(3)	(3,464)	7,565	(874)	20,131
Certain other or non-cash expenses
Stock option expense(4)	77	74	232	227
Net gain on sale of property and equipment	(72)	—	(2,679)	—
Other(5)	766	229	1,258	1,144
Adjusted EBITDA	$86,534	$70,112	$271,586	$199,032
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

Segment assets were as follows as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
Total Assets	2012	2011
Domestic	$465,081	$460,216
Canada	21,957	10,378
Consolidated	$487,038	$470,594

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at September 30, 2012 or December 31, 2011.

10. Supplemental Guarantor Information

The payment obligations under the Second Lien Notes (see Note 5) are fully and unconditionally guaranteed on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) 100% owned existing and future domestic subsidiaries (“Guarantor Subsidiaries”), that guarantee, or are otherwise obligors with respect to, indebtedness under the Borrower’s senior revolving credit facility. The Second Lien Notes are not guaranteed by Parent.

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

Condensed Consolidating Balance Sheets

	September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$132	$3,344	$—	$3,476
Restricted cash	17,349	13,195	—	—	30,544
Receivables:
Trade, net of allowance for doubtful accounts	786	95	1,003	—	1,884
Notes receivable, net of allowance for doubtful accounts	305	—	229	—	534
Purchased debt, net	133	226,145	16,254	—	242,532
Property and equipment, net	23,948	48	263	—	24,259
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	10,129	1,157	1,175	—	12,461
Investment in subsidiaries	257,040	—	—	(257,040)	—
Total assets	$480,469	$240,772	$22,837	$(257,040)	$487,038
Liabilities and equity (deficiency)
Payables:
Contingent clients	$4	$145	$—	$—	$149
Accounts payable, trade	2,419	18	70	—	2,507
Payable from trust accounts	1,873	152	40	—	2,065
Payable to Borrower	—	356,023	3,997	(360,020)	—
Taxes payable	92	—	2,201	—	2,293
Accrued expenses and other liabilities	33,292	499	750	—	34,541
Deferred tax liability	9,471	—	(6)	—	9,465
Line of credit	144,738	—	—	—	144,738
Notes payable, net of discount	288,272	—	—	—	288,272
Obligations under capital lease agreements	2,478	—	—	—	2,478
Total liabilities	482,639	356,837	7,052	(360,020)	486,508
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,127	(208)	1	207	190,127
Accumulated deficit	(192,297)	(115,857)	13,083	102,773	(192,298)
Accumulated other comprehensive income	—	—	122	—	122
Total (deficiency) equity before noncontrolling interest	(2,170)	(116,065)	13,206	102,980	(2,049)
Noncontrolling interest	—	—	2,579	—	2,579
Total (deficiency) equity	(2,170)	(116,065)	15,785	102,980	530
Total liabilities and (deficiency) equity	$480,469	$240,772	$22,837	$(257,040)	$487,038

	December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$9	$82	$2,566	$—	$2,657
Restricted cash	(93)	12,540	—	—	12,447
Receivables:
Contingent clients	3	214	—	—	217
Trade, net of allowance for doubtful accounts	648	(84)	39	—	603
Notes receivable, net of allowance for doubtful accounts	564	—	221	—	785
Purchased debt, net	249	236,815	6,349	—	243,413
Property and equipment, net	24,375	29	270	—	24,674
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	12,909	1,148	393	—	14,450
Investment in subsidiaries	254,681	—	—	(254,681)	—
Total assets	$464,124	$250,744	$10,407	$(254,681)	$470,594
Liabilities and equity (deficiency)
Payables:
Contingent clients	$150	$92	$—	$—	$242
Accounts payable, trade	3,167	5	43	—	3,215
Payable from trust accounts	1,468	187	18	—	1,673
Payable to Borrower	—	368,361	—	(368,361)	—
Taxes payable	68	—	2,153	—	2,221
Accrued expenses and other liabilities	25,563	91	530	—	26,184
Deferred tax liability	9,471	—	(5)	—	9,466
Line of credit	144,159	—	—	—	144,159
Notes payable, net of discount	287,652	—	2,618	—	290,270
Obligations under capital lease agreements	3,208	—	—	—	3,208
Total liabilities	474,906	368,736	5,357	(368,361)	480,638
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	189,895	(684)	2,433	(1,749)	189,895
Accumulated deficit	(200,677)	(117,308)	1,878	115,429	(200,678)
Accumulated other comprehensive loss	—	—	(341)	—	(341)
Total equity (deficiency) before noncontrolling interest	(10,782)	(117,992)	3,970	113,680	(11,124)
Noncontrolling interest	—	—	1,080	—	1,080
Total equity (deficiency)	(10,782)	(117,992)	5,050	113,680	(10,044)
Total liabilities and equity (deficiency)	$464,124	$250,744	$10,407	$(254,681)	$470,594

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$3,327	$86,151	$7,249	$—	$96,727
Contingent debt	(686)	688	162	—	164
Other revenue	(10)	1	19	—	10
Total revenues	2,631	86,840	7,430	—	96,901
Expenses
Collection expenses on:
Purchased debt	—	55,923	2,394	—	58,317
Contingent debt	4	6	—	—	10
Other direct operating expenses	—	1,956	3	—	1,959
Salaries and payroll taxes	1,546	4,867	94	—	6,507
General and administrative	(244)	2,238	797	—	2,791
Depreciation and amortization	981	960	13	—	1,954
Total expenses	2,287	65,950	3,301	—	71,538
Operating income	344	20,890	4,129	—	25,363
Other expense
Interest expense	1,611	10,460	7	—	12,078
Other expense (income)	108	50	(71)	—	87
Total other expense	1,719	10,510	(64)	—	12,165
(Loss) income before income taxes	(1,375)	10,380	4,193	—	13,198
Income tax expense	(138)	—	(1,214)	—	(1,352)
Income from subsidiaries	12,874	—	—	(12,874)	—
Net income	11,361	10,380	2,979	(12,874)	11,846
Less: Net income attributable to the noncontrolling interest	—	—	485	—	485
Net income attributable to SquareTwo	$11,361	$10,380	$2,494	$(12,874)	$11,361

Comprehensive income	11,361	10,380	3,431	(12,874)	12,298
Less: Comprehensive income attributable to the noncontrolling interest	—	—	485	—	485
Comprehensive income attributable to SquareTwo	$11,361	$10,380	$2,946	$(12,874)	$11,813

	Three Months Ended September 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$2,255	$51,279	$4,553	$—	$58,087
Contingent debt	424	197	85	—	706
Other revenue	2	1	70	—	73
Total revenues	2,681	51,477	4,708	—	58,866
Expenses
Collection expenses on:
Purchased debt	—	42,956	1,482	—	44,438
Contingent debt	502	8	—	—	510
Other direct operating expenses	—	1,744	—	—	1,744
Salaries and payroll taxes	1,252	4,577	131	—	5,960
General and administrative	600	1,721	123	—	2,444
Depreciation and amortization	18	1,357	3	—	1,378
Total expenses	2,372	52,363	1,739	—	56,474
Operating income (loss)	309	(886)	2,969	—	2,392
Other expense
Interest expense	1,570	10,693	135	—	12,398
Other income	(1,483)	—	—	—	(1,483)
Total other expense	87	10,693	135	—	10,915
Income (loss) before income taxes	222	(11,579)	2,834	—	(8,523)
Income tax expense	(35)	—	(802)	—	(837)
Loss from subsidiaries	(9,829)	—	—	9,829	—
Net (loss) income	(9,642)	(11,579)	2,032	9,829	(9,360)
Less: Net income attributable to the noncontrolling interest	—	—	282	—	282
Net (loss) income attributable to SquareTwo	$(9,642)	$(11,579)	$1,750	$9,829	$(9,642)

Comprehensive (loss) income	(9,642)	(11,579)	1,575	9,829	(9,817)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	282	—	282
Comprehensive (loss) income attributable to SquareTwo	$(9,642)	$(11,579)	$1,293	$9,829	$(10,099)

	Nine Months Ended September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$10,333	$226,501	$21,958	$—	$258,792
Contingent debt	(1,458)	1,613	438	—	593
Other revenue	44	1	72	—	117
Total revenues	8,919	228,115	22,468	—	259,502
Expenses
Collection expenses on:
Purchased debt	—	165,557	6,836	—	172,393
Contingent debt	29	24	—	—	53
Other direct operating expenses	—	5,771	12	—	5,783
Salaries and payroll taxes	4,499	14,736	386	—	19,621
General and administrative	514	6,726	1,234	—	8,474
Depreciation and amortization	2,946	2,074	37	—	5,057
Total expenses	7,988	194,888	8,505	—	211,381
Operating income	931	33,227	13,963	—	48,121
Other expense
Interest expense	4,708	31,726	76	—	36,510
Other expense (income)	306	50	(2,678)	—	(2,322)
Total other expense	5,014	31,776	(2,602)	—	34,188
(Loss) income before income taxes	(4,083)	1,451	16,565	—	13,933
Income tax expense	(193)	—	(3,861)	—	(4,054)
Income from subsidiaries	12,656	—	—	(12,656)	—
Net income	8,380	1,451	12,704	(12,656)	9,879
Less: Net income attributable to the noncontrolling interest	—	—	1,499	—	1,499
Net income attributable to SquareTwo	$8,380	$1,451	$11,205	$(12,656)	$8,380

Comprehensive income	8,380	1,451	13,167	(12,656)	10,342
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,499	—	1,499
Comprehensive income attributable to SquareTwo	$8,380	$1,451	$11,668	$(12,656)	$8,843

	Nine Months Ended September 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$6,287	$153,296	$11,827	$—	$171,410
Contingent debt	2,034	644	287	—	2,965
Other revenue	108	31	119	—	258
Total revenues	8,429	153,971	12,233	—	174,633
Expenses
Collection expenses on:
Purchased debt	—	121,953	3,889	—	125,842
Contingent debt	2,060	35	—	—	2,095
Other direct operating expenses	—	4,925	—	—	4,925
Salaries and payroll taxes	3,624	13,574	451	—	17,649
General and administrative	2,318	4,679	375	—	7,372
Depreciation and amortization	47	3,770	9	—	3,826
Total expenses	8,049	148,936	4,724	—	161,709
Operating income	380	5,035	7,509	—	12,924
Other expense
Interest expense	4,827	31,654	430	—	36,911
Other (income) expense	(1,171)	12	—	—	(1,159)
Total other expense	3,656	31,666	430	—	35,752
(Loss) income before income taxes	(3,276)	(26,631)	7,079	—	(22,828)
Income tax expense	(79)	—	(2,025)	—	(2,104)
Loss from subsidiaries	(22,289)	—	—	22,289	—
Net (loss) income	(25,644)	(26,631)	5,054	22,289	(24,932)
Less: Net income attributable to the noncontrolling interest	—	—	712	—	712
Net (loss) income attributable to SquareTwo	$(25,644)	$(26,631)	$4,342	$22,289	$(25,644)

Comprehensive (loss) income	(25,644)	(26,631)	4,659	22,289	(25,327)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	712	—	712
Comprehensive (loss) income attributable to SquareTwo	$(25,644)	$(26,631)	$3,947	$22,289	$(26,039)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$8,380	$1,451	$12,704	$(12,656)	$9,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,946	2,074	37	—	5,057
Amortization of loan origination fees and debt discount	2,714	—	—	—	2,714
Recovery of step-up in basis of purchased debt	116	—	—	—	116
Change in valuation allowance of purchased debt	—	(874)	—	—	(874)
Expenses for stock options	160	72	—	—	232
Other non-cash expense	2,176	1,160	(3,444)	—	(108)
Equity in subsidiaries	(12,656)	—	—	12,656	—
Changes in operating assets and liabilities:
Income tax payable/receivable	24	—	(45)	—	(21)
Restricted cash	(17,442)	(655)	—	—	(18,097)
Other assets	(1,712)	(2,697)	602	—	(3,807)
Accounts payable and accrued liabilities	7,240	135	248	—	7,623
Net cash (used in) provided by operating activities	(8,054)	666	10,102	—	2,714
Investing activities
Investment in purchased debt	—	(193,249)	(22,297)	—	(215,546)
Proceeds applied to purchased debt principal	—	205,094	13,003	—	218,097
Net proceeds from notes receivable	406	—	—	—	406
Investment in subsidiaries	12,423	—	—	(12,423)	—
Investment in property and equipment including internally developed software	(4,182)	(38)	(21)	—	(4,241)
Proceeds from sale of property and equipment, net of transaction costs	—	—	2,679	—	2,679
Net cash provided by (used in) investing activities	8,647	11,807	(6,636)	(12,423)	1,395
Financing activities
Repayment of investment by parent, net	—	(12,423)	—	12,423	—
Payments on notes payable, net	(193)	—	(2,618)	—	(2,811)
Proceeds from lines-of-credit	440,926	—	1,482	—	442,408
Payments on lines-of-credit	(440,347)	—	(1,504)	—	(441,851)
Origination fees on the lines-of-credit	(200)	—	—	—	(200)
Payments on capital lease obligations	(788)	—	—	—	(788)
Net cash used in financing activities	(602)	(12,423)	(2,640)	12,423	(3,242)
(Decrease) increase in cash and cash equivalents	(9)	50	826	—	867
Impact of foreign currency translation on cash	—	—	(48)	—	(48)
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$132	$3,344	$—	$3,476
Supplemental cash flow information
Cash paid for interest	$24,244	$1,133	$96	$—	$25,473
Cash paid for income taxes	169	—	3,906	—	4,075
Property and equipment financed with capital leases and notes payable	333	—	—	—	333

	Nine Months Ended September 30, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(25,644)	$(26,631)	$5,054	$22,289	$(24,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47	3,770	9	—	3,826
Amortization of loan origination fees	2,615	—	—	—	2,615
Recovery of step-up in basis of purchased debt	229	—	—	—	229
Change in valuation allowance of purchased debt	—	20,131	—	—	20,131
Expenses for stock options	153	74	—	—	227
Other non-cash expense	1,558	515	(253)	—	1,820
Equity in subsidiaries	22,289	—	—	(22,289)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	197	—	1,587	—	1,784
Restricted cash	(14,133)	(3,418)	—	—	(17,551)
Other assets	(1,636)	(1,112)	202	—	(2,546)
Accounts payable and accrued liabilities	13,287	(293)	265	—	13,259
Net cash (used in) provided by operating activities	(1,038)	(6,964)	6,864	—	(1,138)
Investing activities
Investment in purchased debt	—	(183,063)	(19,536)	—	(202,599)
Proceeds applied to purchased debt principal	—	147,470	13,573	—	161,043
Net proceeds from notes receivable	281	—	(230)	—	51
Investment in subsidiaries	(42,511)	—	—	42,511	—
Investment in property and equipment including internally developed software	(3,407)	—	—	—	(3,407)
Net cash provided by (used in) investing activities	(45,637)	(35,593)	(6,193)	42,511	(44,912)
Financing activities
Proceeds from investment by Parent, net	7	42,511	—	(42,511)	7
Payments on notes payable, net	(179)	—	(162)	—	(341)
Proceeds from lines-of-credit	375,797	—	18,456	—	394,253
Payments on lines-of-credit	(325,198)	—	(18,965)	—	(344,163)
Origination fees on lines-of-credit and notes payable	(450)	—	—	—	(450)
Payments on capital lease obligations	(1,210)	—	—	—	(1,210)
Net cash provided by (used in) financing activities	48,767	42,511	(671)	(42,511)	48,096
Increase (decrease) in cash and cash equivalents	2,092	(46)	—	—	2,046
Impact of foreign currency translation on cash	—	—	(84)	—	(84)
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$1,838	$31	$1,957	$—	$3,826
Supplemental cash flow information
Cash paid for interest	$23,966	$1,766	$429	$—	$26,161
Cash received due to income tax refunds	(1,254)	—	305	—	(949)
Property and equipment financed with capital leases and notes payable	3,295	—	—	—	3,295

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

Our Company

We are a leading purchaser of charged-off receivables in the accounts receivable management industry. Our primary business is the acquisition and management of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies and healthcare providers. We believe that we are one of the largest purchasers of “fresh” charged-off credit card and consumer loan receivables in the U.S. Fresh charged-off credit card and consumer loan receivables are generally 180-210 days past due at the time of sale and typically have not been subject to previous collection attempts by a third-party collection agency. We are also demonstrating and committed to continuing selective growth in the purchase of charged-off commercial, student loan, and Canadian accounts receivable. The act of charging off an account is an action required by banking regulators and is an accounting action that does not release the obligor on the account from his/her responsibility to pay for the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytical expertise, technology platform, operational experience and our Partners Network to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating debtors fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to September 30, 2012, we have invested approximately $2.1 billion in the acquisition of charged-off receivables, representing over $33 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested capital.

Based on our proprietary analytic models, which utilize historical data as well as current account level data and economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of September 30, 2012 of $9.0 billion (active face value) will generate approximately $856.3 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $72.9 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $929.2 million as of September 30, 2012. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

Our Canadian subsidiaries purchase charged off accounts with Canadian debtors. Once purchased, the accounts are placed with either our Canadian collectors who are employed by the Canadian subsidiaries or with outside collection agencies. For accounts on which legal action is appropriate to liquidate the accounts, the subsidiaries may place the accounts with outside law firms for collections.

We also purchase commercial receivables. Once purchased, generally, the accounts are placed for front end collections with an office located in Overland Park, Kansas which is operated by SquareTwo Financial Commercial Funding Corporation. For accounts on which legal action is appropriate to liquidate the accounts, the commercial accounts are placed with members of the United Network for collection.

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them for appropriate valuations. We have a dedicated business development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our decision science team to prepare pricing models and perform account level analysis. In the last five years, we have purchased charged-off receivables from seven of the 10 largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our decision science department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our internal investment committee, which includes our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We typically target gross recoveries of approximately 2.5x our initial investment over a nine year period of which we receive the majority within the first 2 years. In addition to the credit card business, we are actively engaged in the development of business opportunities in purchasing charged off commercial loans, student loans, lines of credit and equipment lease deficiencies, and Canadian consumer and commercial obligations.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Purchasing Activity

The following table summarizes the purchasing activity for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

	Three Months Ended			Nine Months Ended
Purchasing Activity ($ in thousands)	September 30,			September 30,
	2012	2011	$ Variance	2012	2011	$ Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$484,782	$626,893	(142,111)	$1,971,585	$2,162,558	(190,973)
Price	42,178	54,668	(12,490)	175,481	173,503	1,978
Price (%)	8.7%	8.7%		8.9%	8.0%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	256,402	227,351	29,051	810,026	553,191	256,835
Price	7,209	6,933	276	25,845	19,172	6,673
Price (%)	2.8%	3.0%		3.2%	3.5%
Other(2)
Face	153,361	88,072	65,289	340,535	299,609	40,926
Price	6,624	2,363	4,261	14,220	9,924	4,296
Price (%)	4.3%	2.7%		4.2%	3.3%
Purchased Debt - Total
Face	$894,545	$942,316	(47,771)	$3,122,146	$3,015,358	106,788
Price	56,011	63,964	(7,953)	215,546	202,599	12,947
Price (%)	6.3%	6.8%		6.9%	6.7%
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, medical, and student loan purchased debt assets.

Total purchases were $0.9 billion of face value receivables at a price of $56.0 million during the three months ended September 30, 2012, compared to $0.9 billion of face value receivables at a price of $64.0 million during the three months ended September 30, 2011, a decrease of $47.8 million or 5.1% in face value and a decrease of $8.0 million or 12.4% in purchase price. While market prices of credit card/consumer loan - fresh assets remained competitive during the third quarter of 2012, we continued to purchase only those portfolios which we believe will meet our net return thresholds. We continued our selective diversification strategy in the three months ended September 30, 2012. The increase in other purchases was primarily due to an increase in commercial purchases. Our average purchase price decreased from 6.8% to 6.3% of face value, which was attributable to increased credit card/consumer loan - non-fresh and other purchases which are typically at a lower price.

Total purchases increased $106.8 million or 3.5% in face value and $12.9 million or 6.4% in purchase price for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. While purchase volumes increased in all categories, higher average purchase price was primarily attributable to the credit card/consumer loan - fresh and other asset categories.

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

The following table summarizes the cash proceeds activity for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Cash Proceeds ($ in thousands)	2012	2011	$ Variance	2012	2011	$ Variance
Voluntary, non-legal collections	$95,461	$74,628	$20,833	$299,956	$217,321	$82,635
Legal collections	41,303	35,457	5,846	120,524	99,273	21,251
Other(1)	8,209	4,860	3,349	23,404	14,279	9,125
Sales & recourse	7,563	7,589	(26)	23,764	18,080	5,684
Total cash proceeds on purchased debt	$152,536	$122,534	$30,002	$467,648	$348,953	$118,695
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(1)    Other includes commercial collections, medical collections, student loan collections, and court cost recoveries.

Total cash proceeds were $152.5 million during the three months ended September 30, 2012 compared to $122.5 million during the three months ended September 30, 2011, an increase of $30.0 million or 24.5%. Total cash proceeds were $467.6 million during the nine months ended September 30, 2012 compared to $349.0 million during the same period in 2011, an increase of $118.7 million or 34.0%. These increases are the result of higher purchasing volumes of higher quality paper and operational improvements over the past several quarters.

Consolidated Results

The following table summarizes the results of our operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended
	September 30,
Consolidated Results ($ in thousands)	2012	2011	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$96,727	$58,087	$38,640	66.5%
Contingent debt	164	706	(542)	(76.8)%
Other revenue	10	73	(63)	(86.3)%
Total revenues	96,901	58,866	38,035	64.6%
Expenses
Collection expenses on:
Purchased debt	58,317	44,438	13,879	31.2%
Contingent debt	10	510	(500)	(98.0)%
Other direct operating expenses	1,959	1,744	215	12.3%
Salaries and payroll taxes	6,507	5,960	547	9.2%
General and administrative	2,791	2,444	347	14.2%
Depreciation and amortization	1,954	1,378	576	41.8%
Total expenses	71,538	56,474	15,064	26.7%
Operating income	25,363	2,392	22,971	(1)
Other expense:
Interest expense	12,078	12,398	(320)	(2.6)%
Other expense (income)	87	(1,483)	1,570	(1)
Total other expense	12,165	10,915	1,250	11.5%
Income (loss) before income taxes	13,198	(8,523)	21,721	(1)
Income tax expense	(1,352)	(837)	(515)	(61.5)%
Net income (loss)	$11,846	$(9,360)	$21,206	(1)
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $96.7 million during the three months ended September 30, 2012 compared to $58.1 million during the three months ended September 30, 2011, an increase of $38.6 million or 66.5%. This increase was predominantly driven by a $28.8 million increase in gross revenues on level yield assets and a $0.9 million increase in purchased debt royalties, which was partially offset by a $2.1 million decrease in gross revenues on cost recovery assets. In addition, we reversed $3.5 million of non-cash valuation allowance charges during the three months ended September 30, 2012 compared to $7.6 million of non-cash valuation allowance charges taken in the three months ended September 30, 2011. The non-cash valuation allowance reversals taken during the three months ended September 30, 2012 related to overperformance on 2007 and 2008 level yield pools relative to previously reduced expected proceeds.

The increase in gross level yield revenues was attributable to the increase in the level yield portfolio weighted average IRR. Due to over-performance of cash proceeds relative to expectations and historical trends, we increased our expectations of future cash proceeds on multiple level yield pools. As a result, we increased the IRRs on ten of our 2009 - 2012 domestic quarterly pools and the Q1 2012 Canadian quarterly pool during the three months ended September 30, 2012, which contributed to an overall weighted average IRR increase for our level yield portfolio base. This is offset by a slight decrease in the average carrying value of level yield purchased debt assets from $224.4 million to $223.7 million.

The gross revenues on our cost recovery assets decreased $2.1 million which is in line with the decrease in cost recovery proceeds and our cost recovery asset base as we started placing our Canadian asset purchases on level yield accounting in 2012.

Revenues on Contingent Debt

Revenues on contingent debt decreased to $0.2 million during the three months ended September 30, 2012 from $0.7 million during the three months ended September 30, 2011, an aggregate decrease of $0.5 million or 76.8%, due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Direct Purchased Debt Operating Expenses (Includes Collection Expenses on Purchased Debt and Other Direct Operating Expenses)

Direct purchased debt operating expenses were $60.3 million during the three months ended September 30, 2012 compared to $46.2 million during the three months ended September 30, 2011, which included court costs of $10.2 million and $7.5 million, respectively. The increase of $14.1 million or 30.5%, was comparable with the increase in purchased debt collections. Purchased debt collections, which excludes sales and recourse proceeds, increased to $145.0 million from $114.9 million, an increase of 26.1%. Direct purchased debt operating expenses as a percentage of purchased debt collections increased from 40.2% to 41.6%.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt decreased to less than $0.1 million during the three months ended September 30, 2012 which is consistent with the de-emphasis on our contingent business.

Other Direct Operating Expenses

See Direct Purchased Debt Operating Expenses above.

Salaries and Payroll Taxes

Salaries and payroll taxes increased $0.5 million, or 9.2%, to $6.5 million during the three months ended September 30, 2012, compared to $6.0 million during the three months ended September 30, 2011. This increase was primarily due to an increase in employee incentives for 2012 as a result of greater than targeted Company performance. In addition, compensation expense increased due to additional headcount.

General and Administrative Expenses

General and administrative expenses were $2.8 million during the three months ended September 30, 2012, compared to $2.4 million during the three months ended September 30, 2011. The slight increase of $0.3 million or 14.2% was primarily attributable to increased travel related expenses including operating lease payments on the Company's corporate plane. Prior to 2012, the Company owned and operated a different plane, the accounting for which also affected depreciation and amortization, and interest expense line items. This increase was partially offset by a decrease in professional fees due to hiring permanent employees to fill positions previously held by contractors.

Depreciation and Amortization

Depreciation and amortization was $2.0 million during the three months ended September 30, 2012, compared to $1.4 million during the three months ended September 30, 2011. The increase relates to additional capitalization and related depreciation of costs on our proprietary collection system, eAGLE.

Other Expense (Income)

Other income recognized during the three months ended September 30, 2011 was primarily due to $1.6 million of interest income on federal tax refunds.

Income Tax Expense

Income tax expense was $1.4 million during the three months ended September 30, 2012, compared to an income tax expense of $0.8 million for the corresponding quarter of 2011. The expense in both periods relates almost entirely to the Canadian operations which are taxed at an effective rate of approximately 26.0%.

For the three months ended September 30, 2012, the combined state, federal and Canadian tax expense from operations was $1.4 million. It was almost entirely attributable to the Canadian operations based on an effective tax rate of approximately 26.0%. While the U.S. operations generated a pre-tax profit of $8.5 million for the three months ended September 30, 2012, on a year-to-date basis, the U.S. incurred a pre-tax loss of $0.7 million. Any income tax benefit attributable to the loss for the three months ended September 30, 2012, has been offset by a corresponding valuation allowance charge.

The following table summarizes the results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended
	September 30,
Consolidated Results ($ in thousands)	2012	2011	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$258,792	$171,410	$87,382	51.0%
Contingent debt	593	2,965	(2,372)	(80.0)%
Other revenue	117	258	(141)	(54.7)%
Total revenues	259,502	174,633	84,869	48.6%
Expenses
Collection expenses on:
Purchased debt	172,393	125,842	46,551	37.0%
Contingent debt	53	2,095	(2,042)	(97.5)%
Other direct operating expenses	5,783	4,925	858	17.4%
Salaries and payroll taxes	19,621	17,649	1,972	11.2%
General and administrative	8,474	7,372	1,102	14.9%
Depreciation and amortization	5,057	3,826	1,231	32.2%
Total expenses	211,381	161,709	49,672	30.7%
Operating income	48,121	12,924	35,197	272.3%
Other expense:
Interest expense	36,510	36,911	(401)	(1.1)%
Other income	(2,322)	(1,159)	(1,163)	(100.3)%
Total other expense	34,188	35,752	(1,564)	(4.4)%
Income (loss) before income taxes	13,933	(22,828)	36,761	(1)
Income tax expense	(4,054)	(2,104)	(1,950)	(92.7)%
Net income (loss)	$9,879	$(24,932)	$34,811	(1)
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues increased by $87.4 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase was predominantly driven by a $66.4 million increase in gross revenue on level yield assets and a $3.8 million increase in purchased debt royalties due to higher collection volumes, which was partially offset by a $3.7 million decrease in gross revenues on cost recovery assets. In addition, the non-cash valuation allowance was a net reversal of $0.9 million during the nine months ended September 30, 2012, compared to $20.1 million of non-cash valuation allowance charges taken during the nine months ended September 30, 2011.

The increase in gross level yield revenues was primarily attributable to the increase in the level yield portfolio weighted average IRR. Due to over-performance of cash proceeds relative to expectations, we increased our expectations of future cash proceeds on multiple level yield pools. As a result, we increased the IRRs on ten of our 2009 - 2012 domestic quarterly pools and the Q1 2012 Canadian quarterly pool during the nine months ended September 30, 2012, which contributed to an overall weighted average IRR increase for our level yield portfolio base. In addition, the average carrying value of level yield purchased debt assets increased slightly from $216.9 million to $221.9 million.

The gross revenues on our cost recovery assets decreased $3.7 million which is in line with the decrease in cost recovery proceeds and our cost recovery asset base as we started placing our Canadian asset purchases on level yield accounting in 2012.

Revenues on Contingent Debt

Revenues on contingent debt decreased to $0.6 million during the nine months ended September 30, 2012 from $3.0 million for the same period in 2011, an aggregate decrease of $2.4 million or 80.0%, due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Direct Purchased Debt Operating Expenses (Includes Collection Expenses on Purchased Debt and Other Direct Operating Expenses)

Direct purchased debt operating expenses were $178.2 million during the nine months ended September 30, 2012 compared to $130.8 million during the nine months ended September 30, 2011, which included court costs of $27.4 million and $20.6 million, respectively. The increase of $47.4 million or 36.3% was comparable with the increase in purchased debt collections. Purchased debt collections, which excludes sales and recourse proceeds, increased to $443.9 million from $330.9 million, an increase of 34.2%. Collection expenses on purchased debt as a percentage of purchased debt collections increased from 39.5% to 40.1%.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt decreased to less than $0.1 million during the nine months ended September 30, 2012 which is consistent with the de-emphasis of our contingent business.

Other Direct Operating Expenses

See Direct Purchased Debt Operating Expenses above.

Salaries and Payroll Taxes

Salaries and payroll taxes increased $2.0 million, or 11.2%, to $19.6 million for the nine months ended September 30, 2012, compared to $17.6 million during the corresponding period in 2011. This increase was primarily related to an increase in compensation expense due to additional headcount, an increase in employee incentives for 2012 as a result of greater than targeted Company performance, and an increase in expense related to paid time off.

General and Administrative Expenses

General and administrative expenses were $8.5 million during the nine months ended September 30, 2012, compared to $7.4 million during the nine months ended September 30, 2011. The increase of $1.1 million or 14.9% was primarily attributable to increased travel related expenses including operating lease payments on the Company's corporate plane. Prior to 2012, the Company owned and operated a different plane, the accounting for which also affected depreciation and amortization, and interest expense line items.

Depreciation and Amortization

Depreciation and amortization was $5.1 million during the nine months ended September 30, 2012, compared to $3.8 million during the nine months ended September 30, 2011. The increase relates to additional capitalization and related depreciation of costs on our proprietary collection system, eAGLE.

Other Expense (Income)

Other income recognized during the nine months ended September 30, 2012 was primarily related to a gain on disposition of property and equipment, net of transaction costs. Other income recognized during the nine months ended September 30, 2011 was primarily due to $1.6 million of interest income on federal tax refunds.

Income Tax Expense

     Income tax expense was $4.1 million for the nine months ended September 30, 2012 compared to an income tax expense of $2.1 million for the corresponding period in 2011. The expense in both periods relates almost entirely to the Canadian operations which are taxed at an effective rate of approximately 26.3%. For the nine months ended September 30, 2012, the U.S. operations generated a pre-tax loss of $0.7 million compared to a pre-tax loss of $30.0 million in the corresponding period of 2011. Any income tax benefits attributable to the U.S. losses for the year-to-date periods have been fully offset by corresponding valuation allowance charges in those periods.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Adjusted EBITDA ($ in thousands)	2012	2011	$ Variance	% Variance	2012	2011	$ Variance	% Variance
Voluntary, non-legal collections	$95,461	$74,628	$20,833	27.9%	$299,956	$217,321	$82,635	38.0%
Legal collections	41,303	35,457	5,846	16.5%	120,524	99,273	21,251	21.4%
Other collections(1)	8,209	4,860	3,349	68.9%	23,404	14,279	9,125	63.9%
Sales & recourse	7,563	7,589	(26)	(0.3)%	23,764	18,080	5,684	31.4%
Contribution of other business activities(2)	3,451	3,110	341	11.0%	11,082	9,788	1,294	13.2%
Total inflows	155,987	125,644	30,343	24.1%	478,730	358,741	119,989	33.4%

Collection expenses on:
Purchased debt	58,317	44,438	13,879	31.2%	172,393	125,842	46,551	37.0%
Contingent debt	10	510	(500)	(98.0)%	53	2,095	(2,042)	(97.5)%
Other direct operating expenses	1,959	1,744	215	12.3%	5,783	4,925	858	17.4%
Salaries, general and administrative expenses	9,298	8,404	894	10.6%	28,095	25,021	3,074	12.3%
Other(3)	662	739	(77)	(10.4)%	2,260	3,197	(937)	(29.3)%
Total outflows	70,246	55,835	14,411	25.8%	208,584	161,080	47,504	29.5%
Adjustments(4)	793	303	490	161.7%	1,440	1,371	69	5.0%
Adjusted EBITDA	$86,534	$70,112	$16,422	23.4%	$271,586	$199,032	$72,554	36.5%
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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended				Nine Months Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	September 30,				September 30,
	2012	2011	$ Variance	% Variance	2012	2011	$ Variance	% Variance
Net income (loss)	$11,846	$(9,360)	$21,206	(6)	$9,879	$(24,932)	$34,811	(6)
Interest expense	12,078	12,398	(320)	(2.6)%	36,510	36,911	(401)	(1.1)%
Interest income	(17)	(1,593)	1,576	98.9%	(64)	(1,651)	1,587	96.1%
Income tax expense	1,352	837	515	61.5%	4,054	2,104	1,950	92.7%
Depreciation and amortization	1,954	1,378	576	41.8%	5,057	3,826	1,231	32.2%
EBITDA	27,213	3,660	23,553	(6)	55,436	16,258	39,178	241.0%
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	61,984	58,520	3,464	5.9%	218,097	161,043	57,054	35.4%
Amortization of step-up of carrying value(2)	30	64	(34)	(53.1)%	116	229	(113)	(49.3)%
Change in valuation allowance(3)	(3,464)	7,565	(11,029)	(145.8)%	(874)	20,131	(21,005)	(104.3)%
Certain other or non-cash expenses
Stock option expense(4)	77	74	3	4.1%	232	227	5	2.2%
Net gain on sale of property and equipment	(72)	—	(72)	(100.0)%	(2,679)	—	(2,679)	(100.0)%
Other(5)	766	229	537	234.5%	1,258	1,144	114	10.0%
Adjusted EBITDA	$86,534	$70,112	$16,422	23.4%	$271,586	$199,032	$72,554	36.5%
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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

	Three Months Ended			Nine Months Ended
Domestic Segment Performance Summary ($ in thousands)	September 30,			September 30,
	2012	2011	% Variance	2012	2011	% Variance
Purchases - face	$827,391	$762,105	8.6%	$2,677,534	$2,569,887	4.2%
Purchases - price	50,635	56,610	(10.6)%	193,249	183,063	5.6%
Purchases - price (%)	6.1%	7.4%		7.2%	7.1%
Cash proceeds on purchased debt	140,621	112,696	24.8%	432,425	323,550	33.7%
Total revenue	89,476	54,209	65.1%	237,058	162,474	45.9%
Adjusted EBITDA(1)	77,232	61,896	24.8%	243,864	177,984	37.0%
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

Purchases

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Total U.S. purchases increased $65.3 million or 8.6% in face and decreased $6.0 million or 10.6% in price paid. Market prices on purchased debt in the U.S. remained competitive during the third quarter of 2012. We continued to purchase during the quarter only those portfolios which we believe will meet our net return thresholds. Our purchasing mix included diversified investments. Our fresh credit card and consumer loan purchases decreased 26.5% in capital outlay relative to the third quarter of 2011, while our non-fresh consumer debt and commercial debt purchases increased 90.8% and 132.8% in capital outlay, respectively.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

U.S. purchases increased $107.6 million in face value and $10.2 million in price paid. Established relationships with our top issuers of debt have allowed us to continue our U.S. purchase expansion. Our fresh consumer debt purchases decreased less than 1% in terms of capital outlay, while we expanded our non-fresh consumer and commercial purchases by an aggregate of $12.6 million or 75.2% due to our selective diversification strategy and attractive buying opportunities.

Cash Proceeds

Three months ended September 30, 2012 compared with three months ended September 30, 2011

U.S. cash proceeds increased by a total of $27.9 million. The largest increase by category was in voluntary, non-legal collections, which increased $19.2 million or 29.3%, and commercial collections increased $2.3 million. These increases in proceeds can be attributed to an accelerated pace of collections, higher trailing purchasing volumes and diversified purchases throughout 2011 and 2012, as well as continued operational advancements. Additionally, legal collections increased $5.5 million or 15.6% as a result of greater placements into the legal channel.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

The increase in total cash proceeds of $108.9 million was due primarily to an increase of $74.1 million or 38.3% in voluntary, non-legal collections. Additionally, legal collections increased $20.2 million or 20.6%, and commercial and student loan collections increased in total $8.1 million or 194.2%. Our growth in proceeds across product lines is the result of operational improvements, the development of our diversification strategy, and continued focus on making disciplined purchases of quality debt.

Total Revenue

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Total revenue increased $35.3 million or 65.1%. Purchased debt revenue, net, the largest component of total revenue, increased $35.9 million, due primarily to strong collection performance across all level yield asset vintages. As a result of strong collection performance relative to expected proceeds, we increased the IRRs on ten of our 2009-2012 quarterly level yield pools during 2012. Gross revenues on level yield assets increased $26.3 million or 53.8%. Additionally, we reversed $3.5 million of non-cash valuation allowance charges on 2007 and 2008 level yield pools during the three months ended September 30, 2012, compared with $7.6 million of total non-cash valuation allowance charges recorded during the three months ended September 30, 2011. The allowance charge reversals are the result of continued overperformance on 2007 and 2008 level yield pools relative to previously reduced expected proceeds. Gross revenue on cost recovery assets decreased $2.4 million due to declining cost recovery asset balances.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Total revenue increased by $74.6 million or 45.9%. Purchased debt revenue, net, the largest component of total revenue, increased by $77.3 million or 48.4%. Gross revenues on level yield assets increased $61.3 million or 43.7%, a direct result of IRR increases on our 2009 - 2012 quarterly pools due to continued strong performance in 2012 on level yield purchases across all these purchase vintages. The change in the non-cash valuation allowance during the nine months ended September 30, 2012 was a net reversal of $0.9 million, while we recorded allowance charges of $20.1 million in the same period of 2011. The increase in revenue on level yield assets was partially offset by a decrease in revenue on cost recovery assets of $8.7 million or 26.0%, which was the result of declining cost recovery asset balances.

Adjusted EBITDA

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Domestic Adjusted EBITDA increased by $15.3 million or 24.8%, which was commensurate with the percentage increase in cash proceeds on purchased debt of $27.9 million or 24.8%.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Domestic Adjusted EBITDA increased by $65.9 million or 37.0% which was driven by an increase in cash proceeds on purchased debt of $108.9 million or 33.7%. Voluntary non-legal collections was the largest component of cash proceeds, increasing $74.1 million or 38.3%.

Partially offsetting the growth in proceeds, collection expenses on purchased debt and other direct operating expenses (together, "direct purchased debt operating expense") increased by $44.5 million or 35.0% as a result of higher proceeds, which represented the largest outflow in the calculation of Adjusted EBITDA.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

	Three Months Ended			Nine Months Ended
Canada Segment Performance Summary ($ in thousands)	September 30,			September 30,
	2012	2011	% Variance	2012	2011	% Variance
Purchases - face	$67,154	$180,211	(62.7)%	$444,612	$445,471	(0.2)%
Purchases - price	5,376	7,354	(26.9)%	22,297	19,536	14.1%
Purchases - price (%)	8.0%	4.1%		5.0%	4.4%
Cash proceeds on purchased debt	11,915	9,838	21.1%	35,223	25,403	38.7%
Total revenue	7,425	4,657	59.4%	22,444	12,159	84.6%
Adjusted EBITDA(1)	9,302	8,216	13.2%	27,722	21,048	31.7%
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

Purchases

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Purchases by our Canada segment decreased $113.1 million in face purchased, and $2.0 million in purchase price due to normal fluctuations of availability which is typical of the Canadian market. The segment purchased from both established and new relationships with financial institutions during the quarter. During the three months ended September 30, 2012 Canada purchased fresh consumer debt of $47.0 million in face and $4.9 million in purchase price and non-fresh purchases of $20.2 million in face and $0.4 million in price.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Purchases decreased by $0.9 million in face and increased by $2.8 million in purchase price. The Canada segment has continued to develop and expand its operations during 2012, including developing new relationships with financial institutions. The decrease in face purchased was primarily due to the decrease during the third quarter of 2012 relative to the third quarter of 2011. Canada purchased fresh consumer debt of $182.1 million in face for $14.0 million and non-fresh consumer debt of $262.5 million in face for a total price of $8.3 million during the first nine months of 2012.

Cash Proceeds

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Canada's total cash proceeds increased $2.1 million or 21.1%. This increase was due primarily to an increase of $1.7 million or 18.1% in voluntary, non-legal collections. Legal collections increased period over period by $0.4 million as a result of overall purchasing growth during recent years.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Canada's total cash proceeds grew by $9.8 million or 38.7%. Voluntary, non-legal collections increased by $8.5 million or 35.8%, while legal collections increased $1.1 million or 92.0%. Year-to-date proceeds growth was due primarily to higher aggregate purchasing volumes during 2011 and 2012.

Total Revenue

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Total revenue from our Canada segment increased by $2.8 million, due to an increase of $2.7 million or 59.2% in purchased debt revenue, net. All of Canada's purchases in the first nine months of 2012 have been accounted for under the level yield method. Gross revenues on level yield assets and cost recovery assets amounted to $2.5 million and $4.8 million, respectively, during the three months ended September 30, 2012. Higher aggregate purchasing volumes in 2012 and 2011, as well as the adoption of level yield accounting in 2012 are the primary reasons for the increase in total revenue.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Total revenue increased by $10.3 million or 84.6%, which was due primarily to an increase of $10.1 million or 85.7% in purchased debt revenue, net. We began accounting for our Canadian purchased debt purchases made after January 1, 2012 under the level yield method. Gross revenue on level yield assets during the nine months ended September 30, 2012 amounted to $5.1 million. Purchased debt revenue, net has increased primarily as a result of higher aggregate purchasing volumes in 2012 and 2011 and the adoption of level yield accounting in 2012.

Adjusted EBITDA

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Adjusted EBITDA increased $1.1 million or 13.2% for the quarter. Cash proceeds on purchased debt was the primary reason for the increase, with a positive change of $2.1 million or 21.1%. Direct purchased debt operating expense was the largest outflow in the calculation of Adjusted EBITDA, and increased by a total of $0.9 million or 61.7%, the direct result of increased collections.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Adjusted EBITDA attributable to the segment's operations increased $6.7 million or 31.7% to a total of $27.7 million for the nine months ended September 30, 2012, driven by the increase in cash proceeds on purchased debt. Total proceeds increased $9.8 million or 38.7%. Partially offsetting the growth of cash proceeds in the calculation of Adjusted EBITDA was an increase of $3.0 million or 76.1% in aggregate direct purchased debt operating expense, the direct result of increased collections.

Supplemental Performance Data

Our Owned Portfolios

As of September 30, 2012, our active owned charged-off receivables in the U.S. and Canada totaled $10.1 billion in face value and consisted of approximately 3.0 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of September 30, 2012.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,445	$4,407	$6,368	63.0%	$1,750	81.8%
Credit Card/Consumer Loan - Non-Fresh	608	3,169	1,927	19.1%	288	13.4%
Other(2)	940	1,935	1,819	18.0%	102	4.8%
Total/Average	2,993	$3,379	$10,114	100.0%	$2,140	100.0%
(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, medical, and student loan purchased debt assets.

Owned Portfolio Performance

The following tables show certain data related to our purchased debt portfolios.

U.S. Purchased Debt Portfolio as of September 30, 2012 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$2,470	—%	$2,068,355	$20,723	$2,089,078	2.33x
2007	236,005	(67,205)	6,714	3%	331,424	11,974	343,398	1.46x
2008	226,030	(80,347)	10,934	5%	309,929	23,920	333,849	1.48x
2009	105,157	(3,377)	7,292	7%	184,942	38,906	223,848	2.13x
2010	164,117	(1,485)	16,622	10%	295,115	130,788	425,903	2.60x
2011	244,959	(512)	67,397	28%	322,845	291,703	614,548	2.51x
2012 YTD	193,249	—	116,280	60%	123,439	338,269	461,708	2.39x
Total	$2,065,857	$(157,161)	$227,709		$3,636,049	$856,283	$4,492,332	2.17x

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

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of September 30, 2012 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance(2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,022	$327	$9,349	1.59x
2007	7,889	—	—	—%	13,664	904	14,568	1.85x
2008	6,282	(18)	29	—%	8,195	1,121	9,316	1.48x
2009	3,350	—	—	—%	7,470	2,336	9,806	2.93x
2010	7,706	—	52	1%	20,994	8,304	29,298	3.80x
2011	22,745	—	2,551	11%	36,699	22,343	59,042	2.60x
2012 YTD	22,297	—	13,623	61%	14,173	37,576	51,749	2.32x
Total	$76,154	$(18)	$16,255		$110,217	$72,911	$183,128	2.40x
(1)    Converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Converted to U.S. dollars using the exchange rate as of September 30, 2012.

Consolidated Purchased Debt Portfolio as of September 30, 2012 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$2,470	—%	$2,077,377	$21,050	$2,098,427	2.33x
2007	243,894	(67,205)	6,714	3%	345,088	12,878	357,966	1.47x
2008	232,312	(80,365)	10,963	5%	318,124	25,041	343,165	1.48x
2009	108,507	(3,377)	7,292	7%	192,412	41,242	233,654	2.15x
2010	171,823	(1,485)	16,674	10%	316,109	139,092	455,201	2.65x
2011	267,704	(512)	69,948	26%	359,544	314,046	673,590	2.52x
2012 YTD	215,546	—	129,903	60%	137,612	375,845	513,457	2.38x
Total	$2,142,011	$(157,179)	$243,964		$3,746,266	$929,194	$4,675,460	2.18x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of September 30, 2012.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our US owned charged-off receivables as of September 30, 2012 will generate a total of approximately $856.3 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$12,805	$6,093	$1,778	$47	$—	$—	$—	$—	$20,723
2007	7,066	3,872	963	72	1	—	—	—	11,974
2008	12,133	7,578	3,570	635	4	—	—	—	23,920
2009	14,896	9,575	6,892	3,794	2,433	1,293	23	—	38,906
2010	55,753	30,574	18,764	12,434	6,798	4,215	2,165	85	130,788
2011	119,348	67,678	40,788	25,977	17,339	10,312	6,760	3,501	291,703
2012	145,930	83,526	43,963	25,831	17,637	10,593	5,708	5,081	338,269
Total	$367,931	$208,896	$116,718	$68,790	$44,212	$26,413	$14,656	$8,667	$856,283
Cumulative Percent	43.0%	67.4%	81.0%	89.0%	94.2%	97.3%	99.0%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2006.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2012	2013	2014	2015	2016	2017	2018	2019 and thereafter	Total
2006 and prior(1)	$3,996	$10,867	$4,786	$1,074	$—	$—	$—	$—	$20,723
2007	2,050	6,224	3,152	516	32	—	—	—	11,974
2008	3,699	10,592	6,588	2,796	244	1	—	—	23,920
2009	4,405	13,069	8,865	6,153	3,373	2,190	851	—	38,906
2010	16,286	48,473	27,168	16,603	11,078	5,956	3,763	1,461	130,788
2011	35,349	103,478	60,017	36,289	23,626	15,442	9,198	8,304	291,703
2012	44,707	128,458	69,542	38,169	24,237	14,850	9,198	9,108	338,269
Total	$110,492	$321,161	$180,118	$101,600	$62,590	$38,439	$23,010	$18,873	$856,283
Cumulative Percent	12.9%	50.4%	71.4%	83.3%	90.6%	95.1%	97.8%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2001-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$5	$—	$4,284
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	26	14	24,503
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	151	89	111,620
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	605	296	153,003
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	1,555	764	218,338
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	5,091	2,543	377,450
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	7,226	3,760	330,759
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	11,538	5,963	418,023
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	14,213	7,187	430,375
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	21,178	11,405	331,424
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	38,416	20,000	309,929
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	41,300	22,870	184,942
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	130,132	74,554	295,115
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	163,304	159,541	322,845
2012	—	—	—	—	—	—	—	—	—	—	—	—	—	—	123,439	123,439
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$432,425	$3,636,049

We rely on consistent cash proceeds in each period to maintain our long-term growth plans. Collections are generally higher in the first quarter of the year due to income tax refunds, patterns of seasonal employment, and the impact of reductions in consumer spending following the holiday season. In addition to seasonal collection patterns, 2009 cash proceeds were reduced due to our reduced investment activity. The following chart represents our historical proceeds on owned debt by quarter, with collections shown in black and sales & recourse in gray.

Quarterly Cash Proceeds ($ in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Q1 1999
Q3 1999
Q1 2000
Q3 2000
Q1 2001
Q3 2001
Q1 2002
Q3 2002
Q1 2003
Q3 2003
Q1 2004
Q3 2004
Q1 2005
Q3 2005
Q1 2006
Q3 2006
Q1 2007
Q3 2007
Q1 2008
Q3 2008
Q1 2009
Q3 2009
Q1 2010
Q3 2010
Q1 2011
Q3 2011
Q1 2012
Q3 2012

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 60 days’ notice. At September 30, 2012, the Company had non-cancellable obligations outstanding to purchase $154.8 million in face value of debt at an aggregate price of $14.9 million during the next year under forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances. As of September 30, 2012, our total availability under our line of credit was $69.8 million based on our borrowing base calculation, and our non-restricted cash balances were $3.5 million, resulting in liquidity as of September 30, 2012 of $73.3 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at September 30, 2012 and December 31, 2011 was $435.5 million and $437.6 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
$ in thousands	2012	2011
Net cash provided by (used in) operating activities	$2,714	$(1,138)
Net cash provided by (used in) investing activities	1,395	(44,912)
Net cash (used in) provided by financing activities	(3,242)	48,096
Increase in cash and cash equivalents	$867	$2,046
 (1)    Before the impact of foreign currency translation on cash of $(48) and $(84), respectively.

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

Our operating activities provided net cash of $2.7 million and used net cash of $1.1 million during the nine months ended September 30, 2012 and 2011, respectively. The increase in cash provided by operating activities of $3.9 million was primarily due to an increase in proceeds on purchased debt, offset by normal decreases in operating assets and liabilities.

Investing Activities

Our investing activities provided net cash of $1.4 million and used net cash of $44.9 million during the nine months ended September 30, 2012 and 2011, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The decrease in cash used of $46.3 million or 103.1% was due to a $57.1 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value partially offset by a $12.9 million increase in investments in purchased debt.

Financing Activities

Financing activities used net cash of $3.2 million and provided net cash of $48.1 million during the nine months ended September 30, 2012 and 2011, respectively. Financing activities are primarily driven by purchasing volume, payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The decrease in cash provided by financing activities of $51.3 million or 106.7%, is primarily due to increased collections used to pay down our revolving credit facility, which nearly offset the draws on our revolving credit facility to fund new investment opportunities and overhead costs.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

There were no material changes to the Company’s senior revolving credit facility or Senior Second Lien Notes from the information previously disclosed in the Company’s most recent Annual Report on Form 10-K except for additional draws on the revolving credit facility.  The balance of the outstanding line of credit under the revolving credit facility was $144.7 million and $144.2 million at September 30, 2012 and December 31, 2011, respectively; an increase of $0.6 million. At September 30, 2012, our availability under the line of credit was $69.8 million based on our borrowing base calculation.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, is $200 million for the rolling four quarters ending September 30, 2012. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of September 30, 2012, the Company was in compliance with all covenants and restrictions of the new revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.6 million and software agreements of $0.9 million as of September 30, 2012.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of September 30, 2012, these notes had outstanding balances of $0.9 million and $0.3 million, respectively.

The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2012, we do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings.

From time to time the Company is a defendant in litigation alleging violations of applicable state and federal laws by the Company or the Partners Network acting on its behalf. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging, both for the Company, the Partners Network and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. The Company accrues for loss contingencies as they become probable and estimable.

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

SQUARETWO FINANCIAL CORPORATION

November 13, 2012	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 13, 2012	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)