Form 10-K
period 2012-12-31
SquareTwo Financial Corp
filed 2013-03-01
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-170734
_____________________________________________
SquareTwo Financial Corporation
(Exact name of Registrant as Specified in Its Charter)
_____________________________________________

Delaware	84-1261849
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4340 South Monaco Street, Second Floor
Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)
 303-296-3345
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of March 1, 2013, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

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

Such forward-looking statements involve known and unknown risks, including, but not limited to, those identified in "Risk Factors" along with changes in general economic, business and labor conditions. More information regarding such risks and other risks can be found under the headings "Risk Factors," "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. Such risk factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K. New risks and uncertainties may emerge in the future. It is not possible for us to predict all of such risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements. Such risks include those related to:

• global political and financial instability, the availability of credit, the supply of money and interest rates;
• our concentration of suppliers, customers and franchises;
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

Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the U.S. and Canada. Charged-off accounts receivable, which we refer to as "charged-off receivables" or "accounts," are defaulted accounts receivable that credit issuers have charged-off as bad debt, but that remain subject to collection. We refer to a group of accounts as a "portfolio," and, once purchased, we refer to our owned charged-off receivables as our "purchases" or "purchased debt." We purchase portfolios from, and maintain active relationships with, seven of the top ten U.S. credit card issuers identified in the Nilson Reports, which is a leading source of news and proprietary research on the payment system industry. We believe that we are the largest purchaser of "fresh" charged-off credit card and consumer loan receivables in the U.S. Fresh charged-off credit card and consumer loan receivables are generally 180-210 days past due at the time of sale and typically have not been subject to previous collection attempts by a third-party collection agency. We are committed to continuing selective growth in the purchase of charged-off commercial, student loan, and Canadian accounts receivable. The act of charging off an account is an action required by banking regulators and is an accounting action that does not release the obligor on the account from his/her responsibility to pay amounts due on the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytical expertise, technology platform, operational experience and our network of collection law firms with which we have exclusive franchise relationships, herein referred to as the "Partner Network", to purchase and then manage the recovery of charged-off receivables. Our focus throughout the recovery process is on the customer, and helping the customer resolve their outstanding financial commitments. In 2012 alone we assisted over 600,000 customers make progress on their financial obligations and we believe improve their financial health. We are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe in turn allows us to liquidate more effectively. From 1999, our first full year of purchasing debt, to December 31, 2012, we have invested approximately $2.2 billion in the acquisition of charged-off receivables, representing over $33.9 billion in face value of accounts. From 1999 to December 31, 2012, we have grown our business from $8.7 million to $608.0 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 35%.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested dollars since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of December 31, 2012, of $9.0 billion (active face value) will generate approximately $856.6 million in gross cash proceeds over the next nine years. We refer to this as Estimated Remaining Proceeds or "ERP". We expect to receive approximately 81.0% of these proceeds within the next 36 months starting January 1, 2013. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $68.5 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $925.1 million as of December 31, 2012. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

In the U.S. we utilize our Partners Network, which has nationwide coverage. Individual law firms within our Partners Network will be referred to as a "franchise" or a "Partner" herein. In addition to our Partners Network, we also utilize certain specialized third party non-legal and legal collection firms in the U.S. that complement the focus and geographic coverage of our Partners Network. Additionally, we employ a small number of collectors focused exclusively on commercial collections. Collectively, we refer to our Partners Network, specialized third party non-legal and legal collection firms, and our internal commercial collectors as our "United Network", which includes our entire domestic operations.

In Canada, we utilize internal collectors and third-party non-legal and legal collection firms herein referred to as the "Canadian Network". Our Canadian customers are exclusively serviced by our Canadian Network.

Our Partners Network

Collection efforts on our U.S. purchased debt are primarily handled by our Partners Network. Under the terms of our franchise agreements, our franchises license our proprietary technology and perform recovery work on our behalf, on a substantially exclusive basis. We are under no obligation to provide accounts to any franchise. We pay our franchises a fee, which varies based upon their performance against our return assumptions and is subject to adjustment based upon the performance against our operational standards. These include providing a positive customer experience within the context of the collections industry and conformance with legal and regulatory requirements. We allocate accounts to our franchises based on capacity, geographic coverage, their performance against our return expectations, and adherence to the aforementioned operational requirements.

We believe that our competitive account placement model and our variable fee structure are critical to our performance, as they motivate each franchise to optimize its efforts on its allocated accounts, while at the same time providing for tight focus on both compliance with applicable laws and regulations and a positive customer experience. In 2012, approximately 78% of our domestic collections on our owned accounts were derived from our Partners Network. As of December 31, 2012, the average length of our relationships with our franchise owners was over eight years. We believe that our Partners Network promotes the highest ethical standards in the industry as our franchises maintain both SquareTwo’s stringent compliance standards as well as the obligations imposed by membership in the bar associations of the respective states in which their attorneys are licensed to practice law. In addition to the compliance and collections benefits provided by our Partners Network, we believe that law firms generally provide a more professional environment than traditional call centers, helping our Partners to more effectively attract and retain quality collectors. Additionally, SquareTwo provides franchises with training and comprehensive business and operational support to ensure that the Partners' relationship with our customers reflects our desire to help customers resolve their financial obligations in a respectful manner.

Our franchise agreements typically span three to seven years and have staggered maturities between 2013 through 2017. The franchise documentation provides the Partner with a license to use our proprietary collection software and obligates them to pay us a royalty fee for each dollar collected. Upon the termination of a franchise, the franchisee is restricted from participating in our market through a two year non-compete provision in the franchise agreement.

Subsidiary Entities

We operate our domestic charged-off receivables management business through a series of subsidiary entities, including CACH, LLC, CACV of Colorado, LLC, CACH of NJ, LLC, CACV of New Jersey, LLC, Orsa, LLC, Candeo, LLC and Autus, LLC. These entities purchase charged off consumer receivables and place them with the United Network for collection. In addition, we have two smaller domestic subsidiary entities, SquareTwo commercial Funding Corporation ("Commercial Funding") and Healthcare Funding Solutions, LLC ("HFS"), as described below. On an aggregate basis, these two entities accounted for approximately 3% of our total Adjusted EBITDA and 1% of our total revenues for the year ended December 31, 2012, and represented approximately 1% of our total assets as of December 31, 2012. Commercial Funding is located in Overland Park, Kansas, and employs collectors focused exclusively on collections of charged-off commercial finance accounts, purchased through our other subsidiaries. HFS holds outstanding self-pay healthcare receivables which are recovered through a dedicated network of specialized healthcare collection firms within the United Network.

We operate our Canadian business through a Canadian subsidiary, SquareTwo Financial Canada Corporation ("SquareTwo Canada"). Acting through its subsidiaries, SquareTwo Canada exclusively purchases Canadian consumer credit charged-off receivables and also performs immaterial collection work on a contingency basis on behalf of certain Canadian based credit issuers. SquareTwo Canada utilizes the Canadian Network to pursue recovery on the accounts it owns and manages. Our Canadian business accounted for 10.7% of our total Adjusted EBITDA and 8.4% of our total revenues for the year ended December 31, 2012, and represented 5.2% of our total assets as of December 31, 2012.

We have two operating segments: Domestic and Canada, which we consider to be our reporting segments in accordance with U.S. generally accepted accounting principles ("GAAP"). We consider our consumer domestic charged-off receivables management subsidiaries, Commercial Funding, and HFS to comprise our domestic reportable operating segment. We consider our Canadian legal entities to comprise our Canada reportable operating segment. Consistent with how our board of directors (the "Board of Directors") and the leadership team review the Company's strategy and performance, the following description of our business operations focuses on the Company as a whole. Additional information on our operating segments is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading “Segment Performance Summary” as well as in Note 14 to the consolidated financial statements.

Operations

Our operations can generally be categorized around two primary business processes: (i) underwriting and purchasing and (ii) management of collections and other cash proceeds on purchased debt.

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them at the appropriate pricing. We have a dedicated Business Development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our Decision Science team to prepare pricing models and perform account level analysis. In the last five years, we have purchased charged-off receivables from seven of the ten largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our Decision Science department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our investment committee, which includes our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We typically target gross recoveries of approximately 2.5x our initial investment over a nine year period of which we receive the majority within the first two years. In addition to the credit card and consumer loan business, we are actively engaged in the development of business opportunities in purchasing charged off commercial loans, student loans, lines of credit and equipment lease deficiencies, plus Canadian consumer and commercial obligations.

The majority of our purchasing opportunities are sourced through limited auctions where the original credit issuer is generally interested in dealing with a small group of parties that have proven long-term operational and financial history. We also evaluate one-off negotiated deals and broader auction sales depending on the type of charged-off receivable and process desired by the seller.

The following table summarizes our investment activity in purchased debt for the years ended December 31, 2012, 2011, and 2010 by type of charged-off receivable:

	December 31,
Purchased Debt, Cost ($ in thousands)	2012	2011	2010	Totals	% of Total
Credit Card/Consumer Loan - Fresh	$222,055	$231,427	$144,798	$598,280	84.0%
Credit Card/Consumer Loan - Non-Fresh	29,233	21,508	17,527	68,268	9.6%
Other(1)	21,469	14,769	9,498	45,736	6.4%
Purchased Debt - Total	$272,757	$267,704	$171,823	$712,284	100.0%
(1)    Other includes commercial, medical, and student loan purchased debt assets.

In any period, we acquire charged-off receivables that can vary dramatically in age, type, quality, and ultimate collectability. Because of this variation, we may pay significantly different prices for our charged-off receivables within any period and from period to period. In addition, market forces can drive prices up or down. Regardless of the price paid for charged-off receivables, we target a required rate of return for each of our purchases based on the unique qualities of each portfolio. Our purchasing strategy in a given period is based predominantly on expected returns at pricing which we believe will be successful in the market compared to the risks we perceive on potential impacts to collectability.

The following chart outlines our quarterly investment pace in the years ended December 31, 2012, 2011, and 2010.

Quarterly Purchased Debt, Cost ($ in millions)

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are voluntary non-legal collections, legal collections, the recovery of certain legal costs previously paid by us (which we refer to as court cost recoveries), sales of accounts, and returns of non-conforming accounts (which we refer to as recourse). These incoming cash flow streams and their respective relationships to the collection life cycle are described further below.

Voluntary, Non-Legal Collections. Once we acquire a portfolio, we place the substantial majority of our U.S. acquired accounts with our Partners Network to pursue collections on a voluntary or non-legal basis, which means collection activities other than initiating lawsuits or other legal action. In the year ended December 31, 2012, approximately $357.2 million, or 63.7%, of our total domestic cash proceeds on owned accounts was generated through telephone and letter campaigns initiated through the voluntary, non-legal collection channel. Placements within our Partners Network are determined by our Velocity and Inventory Management team to provide our best performing franchises with the largest placements of charged-off receivables, taking into consideration a variety of factors, including their capacity to effectively collect on additional accounts. The fees we pay our franchises or specialized third party collection firms within the United Network for their collection efforts vary based on the type and age of the accounts they work as well as their performance relative to targets we establish and their peers. All fees are subject to adjustment based upon the performance against other of our requirements, including the meeting of our expectations that the franchises provide a positive customer experience within the context of the collections industry and conformance with legal and regulatory requirements. If an account remains uncollected after its initial placement, we will evaluate moving that account to a legal collection effort. Our strong preference is to assist customers in resolving their financial commitments without filing a lawsuit, however in some cases, court processes must commence in order to collect monies owed under the contracts we have purchased. Our Operations team and our Law and Regulatory Affairs team work closely with our United Network to ensure that our work standards and policies are followed, to optimize recovery efforts and to help respond to changes in the collections environment or regulatory landscape.

Legal Collections. While our preference is not to file suit, we believe that at times a lawsuit is required to have the customer fulfill validly incurred contractual obligations. In addition to determining legal eligibility purely based on applicable statutes or jurisdictional requirements, we systematically exclude a number of otherwise legally eligible accounts, such as customers that have made or committed themselves to at least a partial payment. In the year ended December 31, 2012, approximately $174.5 million or 31.1%, of our total domestic cash proceeds on owned accounts was generated through legal collection efforts, which includes collections in the legal channel received prior to the initiation of legal action. Once an account is designated for suit, we typically place it with our Partners Network. In addition, we have assembled a select network of third party collection law firms within the United Network to provide us with legal collections capabilities in jurisdictions not covered by our Partners Network or where the Partners Network capacity is insufficient to meet our needs. Similar to non-legal collections, we pay our franchises and third party collection law firms for their collection efforts based on their performance subject to compliance with our numerous operating and regulatory standards. In addition to these collection fees, we typically pay court costs and related fees on accounts placed for legal collection. If such fees are ultimately recovered, they are referred to as court cost recoveries and are included in legal collections. Our legal collection efforts over time have led to the development of a significant number of awarded judgments on our owned accounts, which we believe will help generate future cash flows.

Sales and Recourse Proceeds. Periodically, based on operational considerations, market pricing, or capacity constraints within our United Network, we may sell certain purchased debt accounts at various stages of their collection cycle. In the year ended December 31, 2012, we generated cash proceeds through sales of accounts of approximately $26.8 million or 4.8% of our total domestic cash proceeds on owned accounts.

In addition, under the terms of our purchase contracts, we typically have recourse, or the right to return, certain accounts to the seller within a designated time period from the purchase date if the account does not meet certain agreed upon requirements, including the accounts of customers who were deceased or bankrupt at the time of purchase.

Industry Overview

The U.S. accounts receivable management industry is comprised of a wide range of entities from very small local operating entities to large public corporations with national and international operations. There are approximately 4,500 entities in the United States with approximate annual receipts in excess of $12 billion annually. With the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in 2010, the Consumer Financial Protection Bureau (“CFPB”) was established and initiated regulatory authority over certain entities in the industry starting in January 2013.

The industry is comprised of the following types of operating entities: (i) contingency collection agencies, (ii) debt purchasers and (iii) collection law firms. Contingency collection agencies work predominantly for issuers of credit on a fee per dollar collected basis and represent the largest segment (in terms of number of firms and annual collections) in the industry. Credit issuers use contingency collection agencies primarily to supplement their own internal recovery efforts. A contingency collection agency will typically receive placements of accounts for a pre-specified period of time, typically four to six months, during which they will have the opportunity to collect the accounts before the accounts are recalled by the credit issuer and moved to a different agency or method of collection.

Historically, debt purchasers have ranged from large purchasers that have their own collection platform, diversified portfolios, and international operations to contingency collection agencies that acquire additional purchased debt volume as a secondary business, or smaller debt purchasers that may acquire accounts specific to a particular asset class or geography or may represent a pool of investment capital that outsources all collections work. With the establishment of the CFPB, and the resulting increased emphasis on compliance, data security, and consumer protection by both large financial institutions and the largest U.S. debt purchasers, we believe issuers of credit will rarely sell accounts directly to smaller debt purchasers. We believe smaller debt purchasers still may source accounts through other debt purchasers or portfolio brokers, but the costs of meeting regulatory requirements associated with heightened industry standards for compliance, data security, and consumer protection may result in significant consolidation or elimination of these smaller debt purchasers. Historically, we estimate there have been as many as 1,000 debt purchasing participants in the domestic accounts receivable management industry, but we anticipate that number to significantly drop over the next few years.

Debt buyers often focus on different stages of delinquent or charged-off accounts. Credit card and consumer loan asset classes typically vary from fresh charge-offs to "quad" charge-offs (accounts that have been placed with three prior agencies at the time of sale). There are also active debt purchasing markets for other consumer receivables including charge-offs in the telecom, utility and healthcare markets which tend to consist of smaller average account balances than credit card charge-offs.

Collection law firms generally work for a combination of credit issuers and debt purchasers to pursue legal recoveries on accounts. These firms typically receive reimbursement for non-personnel costs associated with pursuing legal recoveries and are compensated on a fee per dollar collected basis. The placement of an account with a collection law firm typically lasts much longer than the placement of an account with a contingency agency as the legal recovery process can require several years. While several national and regional networks of collection law firms have been developed, we believe our Partners Network, which handles both non-legal and legal collections on eAGLE, an integrated account management system that we have developed and maintain, is unique within the industry. This integrated account management system provides our Partners Network with a holistic suite of tools our Partners leverage to maximize liquidations while providing each customer with a best-in-class customer experience. In addition, unlike the typical collection law firm or collection agency, our franchise agreements contain provisions which restrict the ability of the franchises to collect debt for other providers.

At a high-level, the supply of debt available for purchase in our markets is determined based on business and consumer reliance on credit, charge-off rates, and the originating financial institutions willingness to sell charged-off receivables. These receivables are classified as non-mortgage consumer obligations which consist of non-real estate related short- and intermediate-term credit extended to individuals. The non-mortgage consumer debt is segmented as revolving (credit card) and non-revolving debt (automobile loans, manufactured housing loans, education, boats, trailers, vacations, etc). In the current environment, we expect there to continue to be an ample supply of charged-off receivables available for purchase.

The price of charged-off debt for sale is dictated by factors such as supply, quality of debt, and the collections environment. Fluctuations in supply and price have occurred over time with prices on charged-off credit card and consumer loan receivables reached that elevated levels during 2005-2008. Pricing decreased during 2009 and 2010 and increased steadily during 2011 and 2012. We attribute the majority of pricing increases since 2010 to increasing quality in charged-off assets being offered for sale from large financial institutions. As a result of the housing and credit crises that occurred during the late 2000's, most large financial institutions significantly tightened their underwriting standards for revolving consumer debt. This has resulted in sustained higher quality of borrower's credit in the consumer loan and credit card market. While the amount of charged-off debt has declined during this same time period, the supply of charged-off debt for sale has remained ample for large debt purchasers to continue operating effectively. As a result, higher-credit-quality borrowers have resulted in higher-quality charged-off paper which has had a positive impact on the collections environment for large debt purchasers.

In addition to consumer credit quality impacts, collectability of charged-off accounts receivable is generally dictated by the ability to find the customer, the customer's current financial position, and the customer's willingness to pay. We believe that economic indicators such as unemployment rates, consumer confidence and home equity values are generally indicative of trends in the recoverability of charged-off receivables. These economic indicators have experienced positive trends over the last several years which we believe is a positive for the accounts receivable management industry.

Source: Moody's Analytics.                    Source: Federal Reserve. *Data through Q3 2012

In addition to the economic data above, the following summarizes a number of recent trends which we believe are driving the U.S. accounts receivable management industry:

Increasing Use of Legal Collections. Most collections are performed in what is considered a voluntary, non-legal basis, where an entity works with a customer and agrees to settle that customer's contractual obligation without any legal pursuit. However, in the instance that a customer's financial position indicates they have the ability but not the willingness to pay, legal action is pursued. The accounts receivable management industry has been recognizing the benefits of pursuing legal action for the past several years, particularly in a weak economic environment. Albeit the legal industry must abide by growing evidentiary requirements and is typically a more expensive and time-consuming process, we believe this trend will continue, validating our Partners Network model as most other industry participants rely primarily on external legal networks that lack, in our opinion, the integrated account level visibility provided by our integrated account management system.

Increased Regulatory Oversight. Pursuant to Dodd-Frank, the CFPB has been established. Effective as of January 2, 2013, the CFPB has assumed direct regulatory oversight of the debt purchasing and collection industry including supervisory jurisdiction over large market participants, defined as having over $10 million in annual receipts. According to the CFPB, this represents over 60 percent of the accounts receivable management industry. The CFPB has stated its main areas of focus for the industry are to ensure that industry participants are (1) providing adequate disclosures to consumers, (2) providing accurate consumer information during the collection process, (3) providing consumers with a complaint and resolution process, and (4) communicating civilly and honestly with consumers.

These areas of focus are driving significant improvements within the industry that affect both accounts receivable management firms and the financial institutions that originate consumer debt. This has resulted in even stronger partnerships between the accounts receivable management firms and financial institutions that are able to satisfy the new requirements and focus areas of the CFPB and the industry as a whole.

As a large market participant, we expect to have substantial interaction with the CFPB in regard to our policies and procedures and the experience that our customers receive in the context of collection interactions. In addition, we believe that the ongoing regulation of the industry will lead (i) certain market participants to exit the industry and (ii) financial institutions to be significantly more selective about the entities to which they sell charged-off accounts.

Our Competitive Strengths

We believe that we possess the following competitive strengths that differentiate us from our competitors:

Focus on Customer Experience and Compliance. We believe that the debtor is our true customer. We believe that treating customers fairly, honestly, and with respect improves overall collection performance, and is critical to long-term business success. We believe two equally important components are needed to create customer satisfaction: 1) strict compliance to state and federal regulations and 2) a comprehensive and dynamic strategy that establishes a culture of customer service. Full compliance lays the basic foundation for a customer experience; regulatory oversight provides specific guardrails that guide every customer interaction. But creating customer satisfaction requires providing a high level of customer service. Consequently, we believe that conducting business through a closely aligned network that is committed to following policies, programs, and business tools that fit within the framework of compliance will offer us a competitive advantage. We continually invest in ongoing improvement, oversight, and auditing of all areas of compliance, and dedicate equal focus to creating a culture focused on consistently providing a positive customer experience.

Unique Partners Network. Our Partners Network is unique to the charged-off receivables management industry and we believe that it delivers superior performance as compared to other models used in the industry. It provides an integrated framework for compliance and customer satisfaction, because there is a consistent relationship throughout all channels. In addition, we believe that law firms, rather than call centers, generally provide a more professional environment, minimize turnover, improve efficiency and collection rates, and have a greater focus on compliance. We allocate accounts to our franchises based on capacity, geographic coverage, their performance against our return requirements, and adherence to our operational and compliance requirements. We believe that our competitive account placement model and variable fee structure are critical to our performance, as they motivate each franchise to optimize its efforts on its allocated accounts, while at the same time providing a positive customer experience. Over the course of time, poor performers tend to be replaced by those that can consistently meet or exceed our operational expectations. Our franchises typically work exclusively for SquareTwo and our agreements do not obligate us to place debt with any franchise, but, at the same time, prohibit the franchises from providing collection services to a third party without our prior approval. This exclusivity, combined with our performance-driven model, motivates each Partner to deliver results, which we believe increases collection rates compared to the traditional large-scale collection agency platform.

Highly Scalable, Cost-Effective Business Model. Our business model is highly scalable, as we believe that it is easier for each of our franchises to hire and train one quality collector than for a call center to recruit and retain a significant number of quality collectors. In addition, we do not directly incur the expenses related to staffing or operating our franchises' collection efforts. Rather, these costs are borne by our franchises, resulting in a largely variable-cost business model for us as compared to the largely fixed-cost business models of other charged-off receivables buyers, which typically maintain large internal call center operations. For the years ended December 31, 2010, 2011, and 2012, we increased collections at a compound annual growth rate 1.7x greater than our compound annual growth rate in total expenses. In addition, we are able to leverage our proprietary technology platform to support growth with minimal incremental corporate overhead.

Continued Diversification. We continue to leverage internally developed best practices combined with external client relationships to diversify the revenue streams of the company. Having built deep relationships with banks and commercial finance companies, SquareTwo has expanded its focus to evaluate, purchase and liquidate portfolios comprised of Canadian receivables, small business loan and lease products, and student loans that have been charged off by their owners. These diversification efforts provide significant opportunities for growth, balance and flexibility, which complement the Company's extensive history and success in the unsecured consumer credit marketplace. Our purchases of Canadian, commercial, student loan, and medical assets (the latter of which we are not currently purchasing), were 18% and 14% of total purchases in the years ended December 31, 2012 and 2011, respectively.

Disciplined and Proprietary Underwriting Process. We adhere to a disciplined underwriting process, which we believe allows us to price purchasing opportunities at levels that meet our targeted return thresholds. Our underwriting process centers around our proprietary analytical models, which utilize historical data collected over our 18 years in the industry and incorporate current account-level data, as well as information regarding current economic, pricing and collection trends. Our models use multiple internally and externally generated variables, including credit bureau attributes, customer data, and asset class information to provide comprehensive measures of value and potential collection rates at the individual account level. Since inception, our disciplined purchasing process has allowed us to achieve strong expected cash on cash returns on our purchased debt of 2.2x on a gross basis, and typically results in 100% of our initial cash investment being returned within 12-24 months on a gross basis.

Focus on Fresh Charged-off Credit Card and Consumer Loan Receivables. We believe that we are the largest purchaser of fresh charged-off credit-card and consumer loan receivables in the U.S. Fresh charged-off receivables are generally 180-210 days past due at the time of sale and have typically not been subject to previous collection attempts by a third-party collection agency. Typically, fresh charged-off receivables have a more rapid collection cycle than charged-off receivables that have been subject to previous collection attempts by collection agencies. Additionally, our direct relationship with issuers of credit provides enhanced accuracy and control of customer data. We believe that our focus on fresh charged-off credit card and consumer loan receivables reduces the risk profile of our investments, increases our ability to maximize our cash-on-cash rates of return, and accelerates our ability to reinvest the capital we deploy. Additionally, we believe that fresh charged-off receivables provide a higher quality asset base and more predictable future cash flows than charged-off receivables that have been subject to prior third party collection attempts, further mitigating risks associated with the future cash flows from our owned debt portfolios. Over the years ended December 31, 2012, 2011, and 2010 approximately 79% of our aggregate purchases, based on purchase price, have been of U.S. fresh charged-off credit card and consumer loan receivables.

Strong Relationships with Major Credit Issuers. We have developed strong, long-standing relationships with a number of leading consumer credit, business credit, and student loan issuers that we believe view us as an important part of their charged-off receivables recovery strategy. We believe that credit issuers value our Partners Network, focus on compliance, and pursuit of collections in an ethical manner. Over the last five years, we have purchased actively from seven of the top ten U.S. credit card issuers. Additionally, we have purchased charged-off receivables from regional and local financial institutions, finance and leasing companies and health care providers, and maintain strong relationships with many debt sellers in these markets. As a purchaser of predominantly fresh charged-off credit card and consumer loan receivables, we have direct relationships with issuers of credit that we believe typically provide us with superior access to the account documentation and chain of title information critical to successfully pursuing legal collections.

Proprietary Technology Platform. We have developed and will continue to advance a sophisticated software, computing and network architecture to support both the acquisition and management of our charged-off receivables and the collection activities of our franchises. In partnership with Oracle®, we have developed and will continue to enhance our proprietary eAGLE technology platform, which we feel provides our franchises with the data necessary to optimize collections. Each of our franchises is required to conduct all collection activities through eAGLE. This integrated account management system tracks multiple collection and operational metrics at the collector and account levels and delivers results in real time, providing us with immediate and comprehensive data on the performance of our franchises and enabling us to better allocate charged-off receivables among our Partners based on their relative performance. The depth of our historical databases and current performance metrics enables us to perform sophisticated and granular analyses on potential debt purchasing opportunities that help us to achieve our target returns. The quantity and quality of the account and collector level information captured and reported by our systems is also critical to our ability to effectively manage the collection efforts and compliance standards on our owned and managed charged-off receivables.

Experienced Management Team. We have an experienced management team with considerable expertise in the financial services industry, including the credit card and charged-off receivables management sectors. The key members of our management team have on average over 20 years of experience in financial services and related industries, including previous leadership roles at Key National Finance, First Data Corporation, Bank of America, MBNA and Asset Acceptance Capital Corp. We believe that the experience and expertise of our senior leadership team positions us to continue to successfully maintain and grow our core business. We have actively sought to complement internally developed management talent with externally recruited managers who bring new skill sets and perspectives to our company.

Our Strategy

Key components of our strategy include the following:

 Inspire a culture of leadership by living our core values. We believe that our strategies depend upon hiring, developing and retaining the highest quality of personnel who contribute to a culture of personal and corporate leadership that leads to increased success. We further believe that this is best accomplished through demonstrating on a daily basis our fundamental commitment to our five core values of Focus, Alignment, Accountability, Integrity and Trust. We believe that this commitment to clearly identified values will allow us to attract the highest quality employees, and retain these critical people.

Pursue Systemic Operational and Compliance Excellence. We leverage our sophisticated proprietary technology and our operational and analytical models that allow us to properly analyze and liquidate our accounts via eAGLE, our integrated account management system. Our business strategies - from refining our models to determine appropriate prices to purchase charged-off receivables, to developing our Partner PowerTarget compensation structure - are data-driven. Consequently, we make ongoing, significant investments in our processes and systems to ensure our data is available, accessible, accurate, and actionable. We maintain constant focus on building operational efficiencies to drive Partner collections, and build comprehensive programs to maximize our recoveries through new and existing liquidation strategies. Additionally, we continually enhance our internal controls and auditing capabilities to ensure we are compliant, and that our data is secure across all areas of the organization. We leverage technological tools to manage our Partners' recovery and compliance efforts on our owned receivables. We have built comprehensive controls into our systems to help ensure compliance with the Fair Debt Collection Practices Act ("FDCPA"), and the highest level of data security at both the corporate and Partner levels, to protect the privacy of our customers. Finally, we believe that both our intense focus on the customer experience, and our desire to lead the industry in compliance practices are competitive advantages.

Grow and Diversify. Our relationships with credit issuers and our commitment to purchasing diverse types of charged-off consumer, commercial, and Canadian accounts provide us with access to purchasing opportunities for charged-off receivables. While we have developed strong relationships with many of the leading consumer credit issuers in the United States, we continue to develop relationships with additional sellers of charged-off receivables, including regional and super-regional financial institutions. We continue to expand our existing relationships into other related product lines, and diversify our acquisition efforts into other categories of charged-off receivables. These continued diversification efforts into parallel products and assets will assist us in meeting our long-term financial goals by quickly adapting to dynamic markets.

Create an Outstanding Network of Partners. We believe that our unique Partners Network enables us to deliver superior performance and provides us with an integrated framework for compliance and customer satisfaction. We maintain and strive to further develop our relationships with a network of experienced, highly-motivated entrepreneurs that thrive in the competitive environment we create. We intend to continue to selectively add new franchises that can deliver strong collection results while maintaining the high ethical and compliance standards we demand. In addition to adding new franchise partners, we will continue to deliver tools and training to help our franchises improve and expand their operations to support our growth.

Deliver Solid Financial Results. Our focus will be on delivering solid bottom line results. By adhering to our other core strategies, we will strive to deliver sustainable growth and provide financial results that meet and exceed the expectations of our key stakeholders. We will continue to focus on buying assets at the analytically correct price and manage them in an efficient, cost-effective manner.

Our Owned Portfolios

As of December 31, 2012, our active owned charged-off receivables in the U.S. and Canada totaled $10.1 billion in face value and consisted of approximately 3.0 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of December 31, 2012.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,567	$4,210	$6,597	65.3%	$1,799	81.8%
Credit Card/Consumer Loan - Non-Fresh	472	3,536	1,669	16.5%	291	13.2%
Other(2)	953	1,929	1,838	18.2%	109	5.0%
Total/Average	2,992	$3,377	$10,104	100.0%	$2,199	100.0%
(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

Partners Network Management Model

SquareTwo Financial exercises strategic oversight over the Partners Network. The contractual arrangements between SquareTwo Financial and its Partners mandate specific expectations that Partners must meet. Partner success is contingent on their ability to manage their offices in a manner which maximizes liquidation while maintaining adherence to standards relating to compliance and customer service.

We continue to make significant investments in our relationship with our Partners. Corporate teams are exclusively dedicated to monitoring, auditing and evaluating our Partners on an ongoing basis. However, we do not merely measure and observe Partners; we have announced financial penalties for failing to meet our customer experience expectations. The knowledge gained from our monitoring efforts provides us insight on how we then incentivize, train and support our Partners to achieve our mutual success. Members from our executive, operations, technology, legal and compliance teams make multiple on-site visits to each Partner location each year. These efforts ensure we maintain a close and productive relationship with each Partner and provide additional opportunities to ensure that our Partners remain committed to and accountable for our expressed strategies.

Through our alignment between our Partners Network and SquareTwo Financial, we have achieved symbiotic profitability. We rely on our Partners Network to conduct collection efforts on our owned charged-off receivables, so we make thoughtful and deliberate investments in their long-term success and sustainability. A significant focus of our company is providing our Partners Network the resources, tools, and, training to enable them to manage their businesses efficiently and to identify opportunities to improve their operations. We pay particular attention to providing training and feedback to Partners surrounding the customer experience and our desire to have this experience remain a competitive advantage. The presentation of these materials is aimed at providing our franchises with insights into best practices and the cause-and-effect relationships of each metric and its impact on overall performance. Additionally, our Operations team uses information available on our system to proactively address development opportunities with each franchise.

                We also strive to incentivize our Partners' liquidation performance of the accounts placed with them by using a variable fee structure. This operational practice aligns each Partner's profitability with that of SquareTwo, and should continually improve our Partners Network's performance, as poorer performing franchises are replaced by franchises that can consistently meet or exceed our expectations.

     We have created numerous and diverse channels of interaction to ensure we remain in constant communication with our Partners Network. We conduct conference calls with the entire Partners Network to discuss key business issues. We hold several conferences that serve as both recognition and education events for our franchises, including an Annual Partners Summit where we recognize top performing franchises for their achievements during the year, while also presenting substantial training on operational, legal, and compliance issues. We also hold an annual Attorney's Conference for both our franchises and third party collection law firms. This conference typically includes significant content on regulatory trends, legal compliance and collection best practices, and other considerations pertinent to the legal collections process presented by third-party experts and SquareTwo personnel. In addition, we invite each franchise owner to meet with key members of our management team at our headquarters in Denver, Colorado.

Partner Recruiting

As outlined in our business strategy, we expect to continue to add new franchisees to our Partners Network. Historically, we have had limited voluntary turnover within our franchise base. While our primary business is not selling franchises, we would expect to continue to add a limited number of new Partners to our network on an annual basis. In evaluating a potential new Partner, we conduct extensive financial and background investigations and a series of interviews with prospective owners, their attorneys, and operations managers. This process enables us to find the right fit for our Partners Network and to ensure a prospective Partner is appropriately capitalized for the opportunity. We also spend a considerable amount of time with the potential owners to make sure they have a clear understanding of the operating and regulatory requirements and what resources and support they can expect from us. While the amount required to start a franchise varies between $200,000 and $450,000 based on geography, scale and local rent and labor costs, the total we typically expect a new franchisee to invest ranges from $525,000 to $1,250,000 to reach profitability. This includes the payment to us of an initial franchise fee of $50,000. We provide new Partners with an extensive 12-14 week on-boarding process before they launch their operation. The on-boarding process includes, but is not limited to, finding the right location, recruiting top talent, comprehensive review of SquareTwo policies, vendor recommendations, extensive training with numerous subject matter experts from the Company, and on-site collector training. In 2012, we executed two new franchise agreements relating to new franchises which are focused on fresh consumer collections and legal collections.

Business Development and Purchasing Contracts

We have a dedicated Business Development team that consists of 10 professionals who focus on sourcing charged-off and distressed receivable purchasing opportunities and manage our relationships with national, state and local buyers who purchase the accounts that we elect to sell. This team actively maintains relationships with a significant majority of the leading issuers of domestic credit cards, commercial, and consumer loans in addition to relationships with a broad group of regional and local issuers of credit. Within this team, we have individuals who focus on opportunities in the consumer, commercial, student loan and Canadian markets, specifically.

We are continuously improving the structure of our Business Development department as part of an effort to both broaden our relationships with institutions with which we have historically acquired charged-off receivables and to expand our active purchasing relationships with both national and regional financial institutions. Depending on whether an institution has historically sold its charged-off receivables, our sourcing efforts require different levels of education on our capabilities and the process of selling charged-off receivables. We believe the efforts of our Business Development team are important to enhancing our relationships with existing credit issuers and in forming effective partnerships with new credit issuers. In addition, we hold our Business Development team responsible for providing the executive management team with market insights, trends and competitive behavior.

We have developed longstanding relationships with a number of leading credit issuers including U.S. and Canadian credit card, consumer loan, student loan, and business credit issuers. In the last five years, we have purchased assets from seven of the largest ten credit card issuers in the U.S. The average length of our relationships with our top five sources of purchased debt in 2012 is approximately nine years. In aggregate, we have purchased from over 30 different issuers of credit over the last five years as of December 31, 2012 which includes purchases we have made from other debt buyers.

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

Periodically, based on operational considerations, market pricing, or capacity constraints within our United Network, we may sell certain bankruptcy or late-stage purchased debt accounts. While this used to be a part of our business strategy, financial institutions have been increasing restrictions on the resale of accounts.

Proprietary Technology and Analytics

Our proprietary debt distribution, portfolio management and collection system, eAGLE, is built on the latest Oracle® database, middleware and application framework technology to enhance performance, security, flexibility and scalability. The eAGLE platform is housed on Oracle's high performance database and application hardware platforms - ExaData and ExaLogic. This platform represents years of continuing development and investment in excess of $26 million. Our franchises license and utilize the eAGLE system as part of their collection efforts. We require all members of the Partners Network to use eAGLE, and controls have been added into eAGLE which provides significant insight into and control over the actions of the Partners, ensuring continuous regulatory compliance. eAGLE is a user friendly tool that enables a new or seasoned collector to collect debt using the latest collection techniques and information repositories and provides the data that we believe is necessary to enhance collections. Our eAGLE platform, which we continue to enhance, is designed as an asset management system as well as a collections platform. The system monitors and evaluates the performance of our franchises and their individual collectors. The system also provides standard operating metrics to enhance performance and visibility on a daily, weekly and monthly basis for both the Partners Network and us. It allows us to track the data that we believe is necessary to efficiently allocate purchased debt to our franchises based on state licensing requirements, historical collection success rates and other factors, and to move purchased debt within our Partners Network (recalling and replacing accounts) to maximize performance. eAGLE is scalable, with the ability to expand our business operations while still maintaining rigorous internal controls, and it is built with architecture to provide flexibility for future operational and process changes that we may choose to implement. In addition to enabling an efficient, effective and continuously improving collection process, eAGLE was designed to capture data to help us better understand the market and debt performance, which further enhances our ability to acquire and sell receivables. We believe that the eAGLE platform is a key competitive advantage for us relative to our primary competitors that utilize "off-the-shelf" or legacy platforms.

Our Decision Science team has the ability to provide in-depth statistical analyses on our accounts and to provide our management team with the data necessary to track and enhance performance at the franchise level. The elaborate statistical models, accuracy in pricing, and overall portfolio management capabilities of the Decision Science team supports the business leaders within our firm and enables them to make decisions based on real-time performance. The team has developed and implemented a structured projection model that generates portfolio-level cash flow expectations. The team also operates a debt grading model that utilizes multiple variables comprised of third party customer-level data, asset class information, demographics and other details to determine internal account-level grading of the purchased charged-off receivables.

Risk Management, Compliance and Insurance

We operate in a regulated industry and have devoted significant resources to risk management and compliance. Our Law and Regulatory Affairs department manages internal compliance and works to monitor compliance and licensing at our franchises. We also leverage the experience of third-party law firms that have particular expertise in our industry to monitor important regulatory trends. We believe our business model of attorney-based franchises contributes to a two-pronged approach to compliance and risk management. In addition to our corporate efforts, our franchise attorneys have a strong interest in compliance and actively oversee collection operations at the franchise level. As attorneys, they have a vested interest in compliance as any complaints at their franchise could require the state bar association to investigate and thereby jeopardize their license. We believe that the resources and support we provide to our Partners help them to provide customers a positive customer experience, and we view this as a competitive strength.

In addition, we conduct independent monitoring of customer calls throughout our United Network. This involves the independent scoring of calls and the reporting of those results to our Chief Compliance Officer. A heavy emphasis in this monitoring process surrounds the quality of the interaction between the parties on the telephone. We believe the customer experience is often a direct reflection of the quality of a call, and thus we evaluate and constantly work to improve these interactions. Failure to meet our standards could lead to adjustments in the fees paid and could impact future placement of accounts. The results of the call monitoring are reported to the firms within the United Network and used to provide insight to the firms on collector behavior and the training required to improve customer experiences.

Our internal Law and Regulatory Affairs department manages our insurance policies and claims on a company-wide basis. Our franchises and third party collection firms are required to report any customer complaints and actual or threatened claims to our Law and Regulatory Affairs department, which allows us to evaluate trends. In addition to internal legal resources, we regularly work with outside counsel to manage our exposure on specific claims. As a debt purchasing entity, we are periodically forced to defend claims that allege the violation of applicable state and federal law. We believe that we have obtained appropriate liability insurance policies to protect us from claims in this area. In addition, we have obtained insurance to help protect us from general and employee-related claims.

Prior to allowing any person employed by any of our franchises to work on any of our owned or managed accounts, we require that such persons be screened for past criminal violations in addition to providing comprehensive training relating to the FDCPA to ensure that those individuals attempting to collect on our accounts understand and meet their legal obligations. All of our employees also receive extensive training on applicable federal and state laws directed at protecting consumers.

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

For our technology and operations, we have a tested disaster recovery site at a secure location distinct from our headquarters. The site offers limited physical and logical access and provides an alternative data center out of which we can conduct business. We have disaster recovery capabilities such that we can switch over primary collection operations within an acceptable outage window that meets our business continuity guidelines. In the event of an outage on our eAGLE platform at our primary data center we can switch over collection operations to our disaster recovery site. In addition, we perform system backups every night with physical tapes sent offsite once a week and virtual tapes sent to our disaster recovery site daily. Our information technology team has developed a comprehensive disaster recovery plan outlining decision authority in the event of a disaster, the processes for completing switchovers, testing plans and the results of previous tests. The plan also contemplates two different types of scenarios, a graceful fail scenario in which we still have access to our facilities and a hard fail scenario in which access to our facilities is non-existent or severely limited.

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

Our Law and Regulatory Affairs department also works closely with and provides guidance to our Partners Network and assists with advising our staff in relevant areas including the FDCPA and other relevant laws and regulations. Our Law and Regulatory Affairs department regularly researches, and provides collections personnel and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of and in compliance with changing laws and judicial decisions when skiptracing or collecting accounts.

Government Regulation

As a purchaser of charged-off receivables that relies on the efforts of our United Network, we are impacted by federal, state and local laws that establish specific guidelines and procedures that debt collection account representatives must follow when collecting consumer accounts. It is our policy to require our United Network to comply with the provisions of all applicable laws in all of their recovery activities. Failure to comply with these laws could lead to fines or loss of licensure of our franchises that could have a material and adverse effect on us. Court rulings in various jurisdictions also impact our United Network's ability to collect our charged-off receivables.

Significant federal laws and regulations applicable to us or our United Network include the following:

FDCPA. The FDCPA was adopted in 1977 to provide the collection industry with guidance as to appropriate actions in the collection of consumer indebtedness and to provide protection to consumers from deceptive and abusive collection practices. While the FDCPA has been amended periodically, the basic structure of the law has remained unchanged since its enactment. Under Section 814(a) of the FDCPA, the Federal Trade Commission ("FTC"), has the authority to investigate actions that may violate the FDCPA or that may be considered to be unfair or deceptive acts or practices forbidden by Section 5 of the FTC Act. The FTC does not have the authority to issue regulations interpreting the FDCPA but the FTC issues an annual written report to Congress with recommendations for legislative improvements to the FDCPA.

In addition to the jurisdiction granted to the FTC, the Consumer Financial Protection Bureau also has jurisdiction over the debt purchasing, debt collection and credit issuance industries and will be allowed to pursue enforcement actions and issue regulations interpreting the FDCPA.

Dodd-Frank Wall Street Reform and Consumer Protection Act. To provide further protections to consumer customers, the Dodd-Frank Wall Street Reform and Consumer Protection Act has established the Consumer Financial Protection Bureau which has been given substantial authority to issue regulations interpreting those statutes which govern the accounts receivable management and debt collection industries. Effective as of January 2, 2013, the Consumer Financial Protection Bureau has assumed jurisdiction over the accounts receivable management and debt collection industries. This jurisdiction will allow the Bureau to conduct examinations, issue regulations and commence enforcement actions impacting the industry and its participants;

Fair Credit Reporting Act/Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 ("FACT Act") place requirements on providers of credit information regarding verification of the accuracy of information provided to credit reporting agencies and requires such information providers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft or unauthorized use of a credit card and direct disputes with the creditor;

The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with the collection efforts of the United Network, the customers of our owned and managed charged-off receivables are not entitled to any opt-out rights under this act. Both this rule and the Safeguards Rule described below are enforced by the FTC, which has retained exclusive jurisdiction over enforcement of them. Consumers do not have a private cause of action for violations of the Gramm-Leach-Bliley Act;

The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we, and our United Network, must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information;

Telephone Consumer Protection Act. In the process of collecting accounts, our franchises and other local law firms may use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment that place telephone calls to consumers; and

U.S. Bankruptcy Code. To prevent any collection activity with bankrupt customers by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

Additionally, there are state and local statutes and regulations comparable to the above federal laws and other state-and-local-specific licensing requirements that affect our operations and the operations of our United Network. State laws may also limit interest rates and fees, methods of collections, as well as the timeframe in which judicial actions may be initiated to enforce the collection of consumer accounts. Failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on us or our United Network's ability to operate. Laws, administrative regulations and their future interpretations may ultimately have a negative impact on our industry. Changes in law, administrative regulations and their interpretation may have a negative impact on our operations.

Employees

As of December 31, 2012 we had 287 employees, none of which are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. Of our 287 employees, 231 are employed by SquareTwo at our headquarters in Denver, Colorado. These employees consist of executive, operations, business development and corporate services personnel. Our executives develop and execute our corporate business plan. Our operations personnel oversee the development and operation of the United Network. Our business development personnel acquire charged-off receivables and sell the accounts that we decide to sell. The corporate services personnel support our executives, operations, sales and purchasing personnel through human resources, information technology, accounting, finance and legal support. Of our remaining 56 employees, 35 are employed at the offices of SquareTwo Canada in Newmarket, Ontario, and 21 are employed at the offices of SquareTwo Financial Commercial Funding in Overland Park, Kansas. The majority of the employees at both of these subsidiaries conduct recovery efforts.

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

Pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding, affiliates of KRG have the right to designate a majority of the board of directors of CA Holding (the “CA Board”) and, so long as certain continued ownership thresholds are met, P. Scott Lowery is entitled to be elected as a director of CA Holding and to appoint another member of the CA Board. KRG has designated Mark King, Christopher Lane, Damon Judd, Bennett Thompson, and Thomas Sandler as members of the CA Board. Currently, Mr. Lowery's designee on the CA Board is Paul A. Larkins, the President and Chief Executive Officer of CA Holding and SquareTwo. The Board of Directors has designated Kimberly Patmore, Thomas Bunn, and Messrs. King, Lane, Sandler and Thompson as independent directors. See "Certain Relationships and Related Transactions" for a further description of the relationships between our company and related parties.

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

We believe that our substantial use of legal collections through our Partners Network and third-party law firms has been a historical competitive advantage for us. We also believe that our competitors are increasingly focusing on legal collection. Their increased use of legal collection may impact the relative competitiveness of our business model, dilute the value of having customers contacted by collectors associated with attorneys, or increase the compensation we must provide to attract and retain collection attorneys within our network.

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

Further, as the recovery period for accounts on which we pursue legal action or litigation requires longer lead times, we may not fully understand the impact of an economic downturn on our recovery rates until much later in the collection cycle. If the economic growth continues to lag normal rates of economic growth, consumer confidence remains at historically depressed levels and unemployment continues to remain at elevated levels, the ability and willingness of consumers to pay their debts and, accordingly, our ability to collect on our receivables, could be adversely affected or be reduced, which adverse effect or reduction could have a material and adverse effect on our results of operations, revenue, earnings and financial condition.

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

We are dependent upon our Partners to service our charged-off receivables and our top five franchisees account for a significant portion of our total recoveries.

We are dependent upon the efforts of our United Network to service and collect our charged-off receivables. Any failure by these third-parties to adequately perform collection services for us or to remit such collections to us could materially reduce our cash flows, income and profitability.

Our third-party servicing model gives us less tactical control over the recovery efforts on our accounts. We rely on the owners and managers of our United Network and other third-party organizations to effectively manage their operations and to meet our servicing needs efficiently. Our franchisees tend to be entrepreneurs who do not typically have the resources, management training and management depth that a larger organization may have. This may negatively impact their ability to effectively adapt to changes in the economic environment or our markets or to manage turnover in their organizations. Any failure by the franchises, attorneys, or agencies we use to service our accounts to adequately perform their obligations could materially and adversely affect our recoveries, cash flows, profitability and business operations. To the extent these third parties violate laws or other regulatory requirements in their collection efforts, it could also negatively impact us and we may not be aware of the risk or occurrence of any such violation given our distributed collections model. We may also face greater resistance in implementing new business practices or strategies at our franchises as their incentives may not align with ours and we do not have direct control over their operations and management.

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

Within our franchises, we have concentrations with our largest franchise owners. Our top five franchisees accounted for 35.5% of our total collections on purchased debt in 2012 and 32.6% in 2011. The loss of any one of, or multiple of, these franchisees could materially impact our collections capacity and the recovery rates on our accounts. During the year ended December 31, 2009, we began staggering the expiration dates of our franchises to attempt to mitigate the risk of losing multiple franchises at the same time. As of December 31, 2012, the average remaining life of our license agreements with our top five franchises is ten years. One of these owners is P. Scott Lowery, our Chairman of the Board of Directors, who owns controlling interests in two of our franchises that represented 7.9% of our total collections on purchased debt in 2012 and 7.3% in 2011.

It can take several years to realize cash returns on our investments in charged-off receivables, during which time we are exposed to a number of risks in our business.

It is possible to take in excess of 24 or 36 months for us to recoup the original purchase price of our investment in charged-off receivables after taking into consideration our direct and indirect operating costs, our financing costs, court costs, taxes and other factors. Currently, we typically underwrite our investments based on a projected return achieved in a period of not more than nine years. During this period, significant changes may occur in the economy, the regulatory environment, our company, or our markets, which could lead to a substantial reduction in our expected returns or reduce the value of the accounts we have purchased. Given the multi-year payback period on substantially all of our purchases, we are exposed to the risk of any such changes for a significant period of time.

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

A significant percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers. The five largest sellers combined to account for approximately 79% of our portfolio purchases in 2012 and 78% in 2011. While we have initiated efforts to continue to diversify our purchasing relationships, both within and without the credit card industry, given the current concentration in the consumer credit card market, we expect significant levels of concentration to continue to exist in our business. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers.

The statistical models we use to project remaining cash flows from our charged-off receivables may prove to be inaccurate, which could result in reduced revenues or the recording of a valuation allowance if we do not achieve the recoveries forecasted by our models.

We use internally developed models to project the remaining cash flows from our charged-off receivables. These models and our Decision Science team are critical to determining the prices we are willing to pay for the portfolios that we acquire, the strategies that we use to pursue recovery on receivables, and selecting the accounts on which we will pursue legal recoveries. Our models consider known data about the accounts we acquire, including, among other things, our collection experience and changes in external factors impacting the customer, in addition to certain data elements known when we acquired the accounts. Because the historical collection experience may not reflect current realities, there can be no absolute assurance, however, that we will be able to achieve the recoveries forecasted by our models or that our models appropriately capture and weigh the important predictive elements or that all the models we create and use will yield correct or accurate forecasts. The foregoing notwithstanding, it is our belief that the models that we have generated appropriately reflect, to the extent possible, our estimates of expected reality. Our models are based in part on information provided to us by third parties. We have no control over the accuracy of such information. If our models are not accurate, it could lead us to pay too much for charged-off receivables, pursue the wrong collection techniques on accounts and experience lower liquidation rates or larger investments in court costs and operating expenses. Furthermore, if we are not able to achieve these levels of forecasted liquidations, valuation allowances may be recognized and our revenues and returns will be reduced. Any of these events may have a material and adverse impact on our results of operations. Furthermore, if our models understate the full expected liquidations on the accounts, then we may not be able to be competitive in bidding on the accounts.

We may not be able to successfully resell accounts, which would reduce our returns and impact our liquidity.

Periodically, we will sell certain accounts in a portfolio when we believe that the current market price exceeds our estimate of the net present value of the estimated remaining proceeds, net of our expenses, or when we otherwise determine that additional recovery efforts by us are not warranted. However, we may not be able to sell these accounts if resale pricing is unfavorable, if our buyers cannot secure adequate financing, if we are subject to certain resale restrictions, or if the number of resale transactions is limited. Our inability to resell unprofitable accounts may reduce our portfolio returns and reduce our cash flows. In the years ended December 31, 2012, 2011, and 2010, we generated total aggregate proceeds on account sales of approximately $26.8 million, $20.5 million, and $43.8 million, which represented 4.4%, 4.4%, and 13.0%, respectively, of our total recoveries on accounts in those years. In addition, when we resell accounts, we are often required to provide the purchaser with certain representations and warranties regarding the accounts. When making these representations and warranties, we typically rely on the representations and warranties given to us by the original creditor when we purchased the account. To the extent that the representations and warranties provided by the original creditor are inaccurate, we also may, inadvertently, make inaccurate representations or warranties that may require us to repurchase the affected accounts or expose us to liabilities and claims.

Our success depends on our senior leadership team, and if we are not able to retain them, it could have a material and adverse effect on us.

We are highly dependent upon the continued services and experience of our senior leadership team, including P. Scott Lowery, our Chairman of the Board of Directors; Paul A. Larkins, our President and Chief Executive Officer; L. Heath Sampson, our Chief Financial Officer; and Brian W. Tuite, our Chief Business Development Officer, as well as the managers and employees who report to these individuals. We depend on the services of our senior leadership team to, among other things, continue the development and implementation of our strategies, and to maintain and develop relationships with our franchises and the issuers from whom we purchase charged-off receivables. We have employment agreements with each of these named individuals; however, these agreements do not and cannot assure the continued services of these officers. We have historically experienced voluntary and involuntary turnover of senior management personnel and can provide no assurance that such turnover will not happen in the future. To the extent such turnover occurs, it could have a material and adverse effect on our business and results of operations.

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

We contract with our franchise Partners and a nationwide network of attorneys that specialize in collection matters. We generally direct charged-off receivables for legal collection when we believe the related customer has sufficient assets to repay the indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our franchises, we pay certain court costs. While these costs are typically expensed as incurred, our recovery estimates of these costs are factored into our cash flow projections used to determine our revenue recognition in accordance with the interest method, or level-yield method, of accounting. These court costs may be difficult to collect, and we may not be successful in collecting amounts we expected to collect. If we are not able to recover these court costs, this may have a significant impact on our results of operations and cash flows.

A portion of our borrowings have floating interest rates that may expose us to higher interest payments should interest rates increase substantially.

As of December 31, 2012, we had approximately $132.4 million of floating rate debt outstanding (primarily based on spreads above LIBOR or a base rate), which represents the outstanding balance of the senior revolving credit facility. Prior to the impact of any interest rates swaps or caps we may enter into in the future, each 25 basis point increase in interest rates could increase our annual cash interest expense by $125,000 for each $50 million of our base rate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a floor of 1.5%, excluding our fixed margin, which is more fully described in our consolidated financial statements, and until certain LIBOR rates exceed 2% the cash we pay, per dollar borrowed, on those loans will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. As our strategy is to fund our growth in purchasing with additional borrowings under the senior revolving credit facility, our exposure to floating interest rates is likely to increase. In addition, the senior revolving credit facility contains interest rate floors which will eliminate the benefit of interest rates below certain thresholds even though we will be negatively impacted by increased interest rates.

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

The collections industry is regulated under various U.S. federal and state and Canadian laws and regulations. Many states, as well as provinces in Canada, require that we, and our third-party collectors, be licensed as debt collection companies. Both the Federal Trade Commission, and the Consumer Financial Protection Bureau each have the authority to investigate consumer complaints against debt collection companies, recommend enforcement actions, and seek monetary penalties. State regulatory authorities have similar powers. In addition the Consumer Financial Protection Bureau has jurisdiction to conduct examinations of SquareTwo. Furthermore, we rely extensively on the attorneys affiliated with our franchises, legal partner network, and agency network to perform and supervise collection operations in a highly compliant fashion. Such attorneys are subject to regulation by their respective licensing and regulatory bodies. Failure to comply with applicable laws, regulations, and rules could result in further investigations and enforcement actions, and we could be subject to fines as well as the suspension or termination of our ability to conduct collections through our United Network, which would have a material and adverse effect on our financial position and the results of operations.

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

Federal, state or local, and Canadian consumer protection, privacy and related laws, rules, and regulations extensively regulate the relationship between debt collectors and customers. These laws, rules, and regulations may limit our ability to recover on our charged-off receivables regardless of any act or omission on our part or on our franchises' part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on charged-off receivables we purchase if the credit card issuer or receivable owner previously failed to comply with applicable law in generating or servicing those receivables.

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

The Consumer Financial Protection Bureau also has the ability to issue regulations interpreting the FDCPA that may adversely affect our business and results of operations. This Bureau may also take enforcement actions against either debt sellers or debt purchasers that could have adverse impacts on our industry generally and our business specifically. This Bureau may also impose requirements on credit card issuers that could create a disincentive for credit card issuers to sell these accounts.

In addition to the possibility of new laws being enacted, it is possible that regulators and litigants may attempt to expand customers' rights beyond the current interpretations placed on existing statutes. These attempts could cause us to expend significant financial and human resources to either litigate these new interpretations or to alter our existing methods of conducting business to comply with these interpretations, either of which could reduce our profitability and harm our business.

A significant portion of our collections relies upon our success in individual lawsuits, which are inherently unpredictable, brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our cash flows and revenue by collecting on judgments that are granted by courts in lawsuits filed against customers. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, a decrease in the applicable statute of limitations, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of legal channels for collections, our margins and recoveries may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may be subject to adverse effects of regulatory or judicial changes that we cannot predict.

Our inability to provide sufficient evidence on accounts that are subject to legal collections may negatively impact the liquidation rate on these accounts.

When we collect accounts using a legal channel, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings to obtain a judgment against the defendant. If we are unable to produce account documents, or if courts require documentation that the original creditor is not able, or contractually required, to provide, these courts may deny our claims. As our industry has increased its use of legal collection efforts significantly over the last several years, we have witnessed the institution of increased documentation requirements, evidentiary requirements in excess of those required for claims brought by entities other than debt purchasers and more consumer friendly behavior from judges and courts in various jurisdictions. We believe the current trend toward consumer protectionism could lead to judicial proceedings or practices that create increasingly challenging requirements that could limit our ability to effectively pursue litigation on accounts, or substantially increase our costs incurred in pursuing our legal remedies.

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

Our ability to recover on an account where the customer is subject to a Chapter 7 bankruptcy is substantially eliminated. During times of significant economic challenges, the amount of charged-off receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a customer's non-exempt assets are sold to repay creditors. Because the charged-off receivables we are attempting to collect are generally unsecured or secured on a second- or third-priority basis, we often would not be able to collect on those receivables if a customer files for bankruptcy and secured creditors have a claim on the customer's assets. As a result, our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business, in which case, our financial condition and results of operations could suffer.

Negative attention and news regarding the debt collection industry and individual debt collectors may have a negative impact on a customer's willingness to pay the charged-off receivables we acquire.

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

• The Consumer Financial Protection Bureau periodically reports on complaints received and trends seen in areas of its jurisdiction, including the accounts receivable management industry and the debt collection industry.

• Print and television media, from time to time, may publish stories about the debt collection or accounts receivable management industry that may cite specific examples of real or perceived abusive collection practices. These stories are also published on websites, which can lead to the rapid dissemination of the story increasing the exposure to negative publicity about us or the industry.

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

As a result of this negative publicity, customers may be more reluctant to pay their debts or could pursue legal action against us regardless of whether those actions are warranted. Additionally, adverse publicity may invite legislation or regulatory action. These actions could impact our ability to collect on the charged-off receivables we acquire and impact our ability to operate profitably.

Risks Related to Information Technology and Telecommunications

We are highly dependent on our telecommunications and computer systems, including our proprietary collections platform.

Our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, computer viruses, or similar events. Our franchises use common Voice over IP ("VOIP") technology and services to make calls to our customers that are also subject to disruption. Although disaster recovery provisions are in place, disruptions to these services effect our ability to make phone calls and thus communicate with the customer base and generate revenue. Our business is also materially dependent on services provided by various Internet service providers and local and long distance telephone companies. Furthermore, our ability to use telecommunications systems to contact customers is limited by laws, rules, and regulations. If our equipment or systems cease to work or become legally unavailable, if there is any change in the telecommunications market that would affect our ability or our franchises' ability to obtain favorable rates on communication services, or if there is any significant interruption in internet or telephone services, we may be prevented from providing services and our franchises may not be able to collect on the charged-off receivables we have purchased. Because we generally recognize revenue and generate operating cash flow primarily through collections, any failure or interruption of services and collections would mean that we, and our franchises, would continue to incur payroll and other expenses without any corresponding income.

Each of our franchises is required to conduct all collection activities through our proprietary collections platform called eAGLE. We maintain eAGLE through internal resources and are not typically able to rely on third-party providers to remedy systems issues or errors. As the eAGLE platform is highly complex, we may also discover future errors in existing or newly created proprietary software coding that could have material and adverse impacts on our business or require substantial investments to remedy, or which we may not be able to remedy at all. We cannot be assured that our level of development documentation for eAGLE is comparable to that on third-party software packages and we may have certain employees that possess important, undocumented, knowledge of our systems. If any such employee no longer works for us, our ability to maintain, repair or modify our collections platform may be limited.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our customers, including credit card and healthcare information. This information includes (i) personal information relating to the customer, such as name, social security number and credit card account number; (ii) location information relating to the location and telephone numbers for the customer and (iii) account specific information such as the date of issuance of the card, charge-off date and charge-off balance for the card. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches, and deter suppliers from selling charged-off receivables to us or clients from placing charged-off receivables with us on a contingency basis. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. As each member of our Partners Network has access to our collections platform and this confidential information, we may also be subject to security breaches within a franchise. Any failures in our or our franchises' security and privacy measures could adversely affect our business, financial condition, and results of operations.

If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to enable our franchises to identify and contact large numbers of customers and to record the results of the collection efforts on our owned and managed portfolios. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis, or if we do not have the capital resources available to invest in new technologies, our business could suffer.

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

Risks Relating to Accounting and Controls

We generally account for purchased charged-off receivables revenues using the interest method, or level yield method, of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"), which requires making reasonable estimates of the timing and amount of future cash collections. If the timing is delayed or the actual amount recovered by us is materially different from our estimates, it could cause us to recognize valuation allowances, and negatively impact our earnings.

We utilize the interest, or level yield, method of accounting for the majority of our purchased charged-off receivables because we believe that the purchased receivables are discounted as a result of deterioration of credit quality and that the amounts and timing of cash proceeds for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method is prescribed by Accounting Standards Codification ("ASC") 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30")."

We first implemented the level yield method of accounting in January 2005 for a limited number of our purchases and applied them to certain purchased receivables acquired after December 31, 2004. Beginning with purchases in 2007, we have adopted the level yield method of accounting for the substantial majority of our purchases. The cost recovery method prescribed by ASC 310-30 is used when proceeds on a particular portfolio cannot be reasonably predicted in timing and amount. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned. Under the cost recovery method, no revenue on a net basis is recognized until we have fully amortized the carrying value of a purchase net of the fees we pay our United Network.

Purchased debt portfolios with similar economic characteristics accounted for under the level yield method are accumulated into static pools on a quarterly basis. Under the level yield method of accounting, cash proceeds on each static pool are allocated to revenue and to reduce the carrying value (purchased debt line item on our balance sheet) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of 60 to 108 months. As described below, if cash proceeds for a purchase deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

Application of the level yield method of accounting requires the use of estimates, primarily estimated remaining cash proceeds, to calculate a projected IRR for each pool. These estimates are primarily based on historical experience and our proprietary models. The expected trends of each pool are analyzed at least quarterly. If future cash proceeds are materially different in amount or timing than the original estimate, earnings could be affected, either positively or negatively. Higher cash proceeds amounts, or cash proceeds that occur sooner than projected cash proceeds, will have a favorable impact on reversal of valuation allowances and the IRR, thereby increasing revenues. Lower cash proceeds amounts, or cash proceeds that occur later than projected, will have an unfavorable impact and may result in a valuation allowance being recorded. As the accounting required under level yield treats current or projected underperformance as a current charge and current or projected over performance as a prospective increase in revenue recognition, it can create increased volatility in our financial statements as there is no effective netting of over and underperforming pools. We believe the charged-off receivables we acquire will continue to exhibit variability that will make continued valuation allowances probable in our business. We believe this variability is accentuated in periods of changing economic environments as is evidenced by the level of valuation allowances we recorded in 2008 through 2011, some of which have been partially reversed in 2012.

In accordance with GAAP, we continue to have purchases that are accounted for under the cost recovery method, and expect to continue to apply the cost recovery method of accounting for certain purchases that do not meet the criteria for the level yield method of accounting. The use of two different revenue recognition procedures may result in a lack of comparability of our financial performance or may increase the volatility of our revenues and earnings on our financial statements. In addition, our continued use of cost recovery accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue.

Goodwill and other intangible assets represented 35.7% of our total assets at December 31, 2012. If goodwill or the other intangible assets, including our Partners Network, are deemed to be impaired, we may need to take a charge to earnings.

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

Our other intangibles include the value of our Partners Network, which was valued as part of purchase accounting applied at the date of CA Holding's acquisition of SquareTwo during 2005. The Partners Network intangible asset was determined to have an indefinite life, and is tested annually for impairment, or more frequently, if events or changes in circumstances indicate impairment. We make significant assumptions to estimate the future cash flows used to determine the fair value of the Partners Network. If we lost a significant portion of the Partners Network, or if the Partners Network can no longer contribute materially to our profitability, the future cash flows expected to be generated by the Partners Network may be less than the carrying amount, and an impairment charge may be recorded.

We may be subject to examinations and challenges by tax authorities.

Our industry is relatively unique and, as a result, there is not a set of well-defined laws, regulations, or case law for us to follow that match our particular facts and circumstances for certain tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice, and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions, the allocation of income among tax jurisdictions, and inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, we may be required to pay additional taxes and/or penalties which may be substantial, and could have a material and adverse effect on our financial condition and result of operations. Due to the differences in our tax and GAAP financial statements, we also expect to continue to generate deferred tax asset balances on our financial statements. To the extent we cannot satisfy the "more likely than not" requirement that we are confident these assets will be used in a reasonable time frame, we may be required to record valuation allowances against these assets as we did in the years ended December 31, 2012, 2011, and 2010.

Our operating results and cash collections are cyclical and may vary from quarter to quarter.

Our business depends on the ability to collect on our purchased charged-off receivables. Without consideration of purchasing volumes, collections tend to be seasonally higher in the first and second quarters of the year, due to consumers' receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year, due to consumers' spending in connection with summer vacations, back-to-school purchases, the holiday season, and other factors. However, revenue recognized is relatively level due to our application of the interest method for revenue recognition. In addition, our operating results may be affected by the timing of purchases of charged-off receivables due to the initial costs associated with purchasing and integrating these receivables into our system. As the interest method of accounting is sensitive to the timing of cash proceeds, a shift in the expected timing of significant receipts on purchases can have a material impact on the projected yield on a static pool and can result in valuation allowance charges. Consequently, income and margins may fluctuate quarter to quarter and our results in any particular quarter may not be indicative of future operating results.

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

We are required to file Annual Reports on Form 10-K and are registered with the SEC. Our Annual Reports include management's certification of establishing and maintaining disclosure controls and procedures. We cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses". Compliance with these reporting requirements is expensive and time consuming. If in the future we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting, and would likely be in default under certain of our borrowing agreements. Meeting these requirements may result in a significant increase in costs for us. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential creditors and investors to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which could adversely affect our business.

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

As of December 31, 2012, we have approximately $423.5 million aggregate principal amount of outstanding indebtedness, of which substantially all is senior debt, and of which approximately $132.4 million is effectively ranked senior to the outstanding notes to the extent of the assets securing such debt.

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

The notes are jointly and severally guaranteed on a senior secured basis by substantially all of our existing and future domestic subsidiaries that guarantee, or are otherwise obligors with respect to, indebtedness under our senior revolving credit facility. Although CA Holding and our Canadian subsidiaries guarantee our obligations under our senior revolving credit facility, they do not guarantee our obligations under the notes. Our non-U.S. subsidiaries will not be required by the indenture to guarantee the notes. Our non-guarantor subsidiaries are separate and distinct legal entities with no obligation to pay any amounts due pursuant to the notes or the guarantees of the notes or to provide us or the guarantors with funds for our payment obligations. Our cash flow and our ability to service our debt, including the notes, depend in part on the earnings of our non-guarantor subsidiaries and on the distribution of earnings, loans or other payments to us by these subsidiaries. Our non-

guarantor subsidiaries represented approximately 5.4% of our total assets and approximately 1.7% of our liabilities as reflected on the subsidiaries' balance sheet as of December 31, 2012, and represented approximately 8.4% and approximately 10.3% of our consolidated revenue and Adjusted EBITDA, respectively, for the year ended December 31, 2012.

The notes are structurally subordinated to all current and future liabilities, including trade payables, of our subsidiaries that do not guarantee the notes, and the claims of creditors of those subsidiaries, including trade creditors, have priority as to the assets and cash flows of those subsidiaries. In the event of a bankruptcy, liquidation, dissolution or similar proceeding of any of the non-guarantor subsidiaries, holders of their liabilities, including their trade creditors, will generally be entitled to payment on their claims from assets of those subsidiaries before any assets are made available for distribution to us or our guarantor subsidiaries. As of December 31, 2012, the non-guarantor subsidiaries had $2.7 million of indebtedness including taxes payable, excluding intercompany indebtedness.

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

We believe our purchased debt accounts represent the significant majority of our collateral value. These assets, in particular, may be subject to significant changes in value due to economic or regulatory trends. In addition, it may be challenging for note holders to realize the value of our purchased debt collateral as these are financial assets, not physical assets, and represent liabilities of consumers who have defaulted on their obligations. Charged-off receivables typically decline in value over time. Due to the priority of the first lien security interests, and the provisions of the intercreditor agreement, note holders may not be able to take action on the collateral prior to it declining in value. To realize the value of the collateral, note holders may need to rely on third-party collection resources. In the event of a liquidation or winding up of our business, our franchisees may not be willing to continue to pursue recovery efforts on our accounts or may require us to increase the fees we pay them to do so. If we had to rely on third parties outside of our Partners Network, we may not be able to access attorney-based collections or may be required to provide significant upfront investments in expenses. The institutions from which we acquire charged-off receivables may be unwilling to provide us with the account level documentation we would need to successfully pursue litigation on accounts which may significantly reduce the realizable value of the collateral.

The value of the collateral at any time will also depend on the availability of suitable buyers. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. We cannot assure note holders that the fair market value of the collateral as of the date of this Annual Report on Form 10-K exceeds the principal amount of the debt secured thereby. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, the failure by our franchises or other local law firms to adequately collect on such assets, competition, regulatory or judicial changes, unforeseen liabilities and other future events. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by note holders from the sale of the collateral securing the notes and the obligations under the notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables. Additionally, if a bankruptcy case is commenced by or against us, if the value of the collateral is less than the amount of principal and accrued and unpaid interest on the notes and all other senior secured obligations, interest may cease to accrue on the notes from and after the date the bankruptcy petition is filed.

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

The right of the second lien collateral agent to repossess and dispose of the collateral upon the occurrence of an event of default under the indenture governing the notes is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the second lien collateral agent repossessed and disposed of the collateral. Upon the commencement of a case under the bankruptcy code, a secured creditor such as the second lien collateral agent is prohibited from repossessing its security from a customer in a bankruptcy case, or from disposing of security repossessed from such customer, without bankruptcy court approval, which may not be given. Moreover, the bankruptcy code permits the customer to continue to retain and use collateral even though the customer is in default under the applicable debt instruments, provided that the secured creditor is given "adequate protection." The meaning of the term "adequate protection" may vary according to circumstances, but it is intended in general to protect the value of the secured creditor's interest in the collateral as of the commencement of the bankruptcy case and may include cash payments or the granting of additional security if and at such times as the bankruptcy court in its discretion determines that the value of the secured creditor's interest in the collateral is declining during the pendency of the bankruptcy case. A bankruptcy court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

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

Any disposition of the collateral during a bankruptcy case would also require permission from the bankruptcy court. Furthermore, in the event a bankruptcy court determines the value of the collateral is not sufficient to repay all amounts due on first priority lien debt and, thereafter, the notes, the note holders would hold a secured claim only to the extent of the value of the collateral to which they are entitled and unsecured claims with respect to such shortfall. The bankruptcy code only permits the payment and accrual of post-petition interest, costs and attorney's fees to a secured creditor during a customer's bankruptcy case to the extent the value of its collateral is determined by the bankruptcy court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located on leased property at 4340 South Monaco Street, Second Floor, Denver, Colorado 80237. We own no real property. The following table sets forth certain information regarding our leased facilities as of December 31, 2012.

Location	Principal Use	Reporting Segment	Type	Square Footage	Lease Expiration Date
Denver, CO	Headquarters	Domestic	Office	62,100	October 31, 2016
Overland Park, KS	Commercial Operations	Domestic	Office	4,138	December 31, 2017
Newmarket, Ontario	Canadian Operations	Canada	Office	6,651	September 30, 2018

Item 3. Legal Proceedings.

From time to time the Company is a defendant in ordinary routine litigation alleging violations of applicable state and federal laws by the Company or the Partners Network acting on its behalf that is incidental to our business. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging, both for the Company, the Partners Network and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. The Company accrues for loss contingencies as they become probable and estimable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company's common stock. The Company had one record holder of common stock on March 1, 2013. The Company did not declare or pay any dividends during the fiscal years ended December 31, 2012, 2011, and 2010.

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

	Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Revenues
Revenues on:
Purchased debt, net	$353,360	$227,068	$116,102	$154,561	$232,445
Contingent debt	785	3,461	14,130	20,855	22,219
Other revenue	132	310	744	692	1,290
Total revenues	354,277	230,839	130,976	176,108	255,954
Expenses
Collection expenses on:
Purchased debt	189,209	144,256	90,040	81,388	106,098
Contingent debt	57	2,624	9,697	14,479	15,560
Court costs, net	37,317	26,280	20,587	20,501	13,808
Other direct operating expenses	7,801	6,823	5,248	4,959	4,589
Salaries and payroll taxes	26,136	25,644	24,139	18,845	20,312
General and administrative	12,653	10,209	10,605	9,636	10,488
Depreciation and amortization	6,860	5,264	5,517	5,190	5,781
Total operating expenses	280,033	221,100	165,833	154,998	176,636
Operating income (loss)	74,244	9,739	(34,857)	21,110	79,318
Other expenses
Interest expense	48,456	49,113	45,982	45,481	46,364
Other (income) expense	(2,261)	(1,058)	3,697	334	394
Total other expenses	46,195	48,055	49,679	45,815	46,758
Income (loss) before income taxes	28,049	(38,316)	(84,536)	(24,705)	32,560
Income tax (expense) benefit	(5,435)	(2,805)	11,012	9,300	(12,788)
Net income (loss)	$22,614	$(41,121)	$(73,524)	$(15,405)	$19,772
Statement of Financial Position Data:
Cash and cash equivalents	$7,538	$2,657	$1,864	$426	$10,304
Purchased debt, net of valuation allowance	251,682	243,413	225,694	274,298	305,076
Total assets	480,236	470,594	466,955	508,651	529,521
Debt, including capital leases	423,519	437,637	402,663	366,258	427,505
Total equity (deficiency)	13,039	(10,044)	30,925	103,578	66,625
Operating and Other Data:
Total cash proceeds on purchased debt	$608,017	$470,680	$337,080	$295,555	$398,791
Purchased debt—total, at face value	3,755,448	3,895,875	4,312,607	3,278,322	3,042,181
Purchased debt—total, at cost	272,757	267,704	171,823	108,507	232,312
Purchased debt—total, average cost	7.3%	6.9%	4.0%	3.3%	7.6%
Capital expenditures(1)	5,536	4,416	4,357	6,826	9,785
(1)    Capital expenditures exclude expenditures financed through capital leases and capitalized interest related to capital leases.

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

Our Company

We are a leading purchaser of consumer and commercial charged-off receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the U.S. and Canada. We believe that we are the largest purchaser of "fresh" charged-off credit card and consumer loan receivables in the U.S. We are committed to continuing selective growth in the purchase of charged-off commercial, student loan, and Canadian accounts receivable. The act of charging off an account is an action required by banking regulators and is an accounting action that does not release the obligor on the account from his/her responsibility to pay amounts due on the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytical expertise, technology platform, operational experience and our Partners Network to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to December 31, 2012, we have invested approximately $2.2 billion in the acquisition of charged-off receivables, representing over $33.9 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested capital. From 1999 to December 31, 2012, we have grown our business from $8.7 million to $608.0 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 35%.

Based on our proprietary analytic models, which utilize historical data as well as current account-level data and economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of December 31, 2012 of $9.0 billion (active face value) will generate approximately $856.6 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $68.5 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $925.1 million as of December 31, 2012. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our Partners Network

Collection efforts on our U.S. purchased debt are primarily handled by our Partners Network. Under the terms of our franchise agreements, our franchises license our proprietary technology and perform recovery work on our behalf, on a substantially exclusive basis. We are under no obligation to provide accounts to any franchise. We pay our franchises a fee which varies based upon their performance against our return assumptions and is subject to adjustment based upon the performance against our operational requirements. These include providing a positive customer experience within the context of the collections industry and conformance with legal and regulatory requirements. We allocate accounts to our franchises based on capacity, geographic coverage, their performance against our return expectations, and adherence to the aforementioned operational requirements.

We believe that our competitive account placement model and our variable fee structure are critical to our performance, as they motivate each franchise to optimize its efforts on its allocated accounts, while at the same time providing for tight focus on both compliance with applicable laws and regulations and a positive customer experience. We believe that our Partners Network promotes the highest ethical standards in the industry as our franchises maintain both SquareTwo’s stringent compliance standards as well as the obligations imposed by membership in the bar associations of the states in which their attorneys are licensed to practice law. In addition to the compliance and collections benefits provided by our Partners Network, we believe that law firms generally provide a more professional environment than traditional call centers, helping our Partners to more effectively attract and retain quality collectors. Additionally, SquareTwo provides franchises with training and comprehensive business and operational support to ensure that the Partners' relationship with our customers reflects our desire to help customers resolve their financial obligations in a respectful manner.

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them at the appropriate pricing. We have a dedicated Business Development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our Decision Science team to prepare pricing models and perform account-level analysis. In the last five years, we have purchased charged-off receivables from seven of the ten largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our Decision Science department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our investment committee, which includes our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We typically target gross recoveries of approximately 2.5x our initial investment over a nine year period of which we receive the majority within the first two years. In addition to the credit card and consumer loan business, we are actively engaged in the development of business opportunities in purchasing charged off commercial loans, student loans, lines of credit and equipment lease deficiencies, and Canadian consumer and commercial obligations.

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of purchased debt assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales and recourse. We also earn royalties from our franchises ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE. We also earn contingent debt revenue via the management of collection efforts through our United Network, or in-house in the case of our contingent business in Canada, on behalf of other owners of charged-off receivables, for which we are paid a fee per dollar collected.

Expenses

Collection Expenses on Purchased Debt

Collection expenses on purchased debt represent the direct costs of collections related to our purchased debt. The majority of our direct expenses represent the fees that we pay to our United Network based on their collections on our purchased debt. The fee we pay to our United Network varies depending on the age and type of purchased debt and certain network performance targets and other operational factors. In Canada, collection expenses include the cost of our collectors as well as fees paid to outside agencies with whom we place certain accounts.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt represent the direct cost of collections on our contingent debt and are predominantly comprised of the fees paid to our United Network based on their collections on contingent debt.

Court Costs, Net

Court costs represent court costs and related fees on accounts placed for legal action. Court costs are expensed as incurred and are reduced by court cost recoveries for purchased debt accounted for under the cost recovery method. Court cost recoveries for purchased debt accounted for under the level yield method are included in level yield proceeds which drive revenue recognition on purchased debt, net. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expenses

Other direct operating expenses represent other costs of collections, primarily on purchased debt. Included in other direct operating expenses are direct legal compliance and certain other operating and franchise costs. Additionally, other direct operating expenses include the amounts paid to our commercial debt collectors employed by SquareTwo Commercial Funding.

Costs to Collect

We consider our true costs to collect on our purchased debt accounts to include collection expenses on purchased debt, court costs, and other direct operating expenses. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes.

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

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the intangible value of our internally developed proprietary collection platform eAGLE, which is used by our franchises.

Results of Operations

We have two reportable operating segments, as defined by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification Topic 280, Segment Reporting ("ASC 280"): Domestic and Canada.

A reporting segment's operating results are regularly reviewed by the Company's Chief Operating Decision Maker ("CODM"), our Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance. Consistent with how the Board of Directors, the CODM, and the leadership team review the Company's results, the following discussion and analysis is primarily around consolidated results. Segment specific information reviewed by the CODM and Company directors is discussed later in this section under the heading "Segment Performance Summary".

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Purchasing Activity

The following table summarizes the purchasing activity for the year ended December 31, 2012 ("2012") compared to the year ended December 31, 2011 ("2011"):

	Year Ended
Purchasing Activity ($ in thousands)	December 31,
	2012	2011	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$2,432,459	$2,897,753	$(465,294)	(16.1)%
Price	222,055	231,427	(9,372)	(4.0)%
Price (%)	9.1%	8.0%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	899,340	549,656	349,684	63.6%
Price	29,233	21,508	7,725	35.9%
Price (%)	3.3%	3.9%
Other(2)
Face	423,649	448,466	(24,817)	(5.5)%
Price	21,469	14,769	6,700	45.4%
Price (%)	5.1%	3.3%
Purchased Debt - Total
Face	$3,755,448	$3,895,875	$(140,427)	(3.6)%
Price	272,757	267,704	5,053	1.9%
Price (%)	7.3%	6.9%
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $2.4 billion of face value receivables at a price of $222.1 million during 2012, compared to $2.9 billion of face value receivables at a price of $231.4 million in 2011, a decrease of 16.1% in face value and a decrease of 4.0% in purchase price. Market prices were competitive during 2012, especially in the market for fresh consumer paper. We carefully evaluated the details of each opportunity in this category of receivables, and purchased only those portfolios which we believe will meet our net return thresholds.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $899.3 million of face value receivables at a price of $29.2 million during 2012, compared to $549.7 million of face value receivables at a price of $21.5 million during 2011. The increase of 63.6% in face value and 35.9% in price paid demonstrates our continued expansion into our credit card/consumer loan - non-fresh asset types and our view that there were more favorable opportunities for expansion in 2012 in the non-fresh category compared to fresh.

Other
Other purchases consist of commercial, student loan, and medical purchases. Other purchases were $423.6 million in face at a price of $21.5 million during 2012, compared to $448.5 million in face at a price of $14.8 million in 2011, representing a decrease of 5.5% in face and an increase of 45.4% in price. The increase in capital deployed to purchase other assets is due to our continued diversification efforts into new asset classes, specifically a 71.6% increase in commercial purchases. The increase in price of other purchases resulted from a general increase in price of such debt due to both higher quality and mix of portfolios acquired.

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are voluntary non-legal collections, legal collections, the reimbursement of court costs, sales of accounts, and returns of non-conforming accounts (which we refer to as recourse).

The following table summarizes the cash proceeds activity for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended
	December 31,
Cash Proceeds ($ in thousands)	2012	2011	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$381,651	$297,600	$84,051	28.2%
Legal collections(1)	177,201	139,543	37,658	27.0%
Other collections(1)(2)	19,267	10,708	8,559	79.9%
Total collections	578,119	447,851	130,268	29.1%
Sales & recourse	29,898	22,829	7,069	31.0%
Total cash proceeds on purchased debt	$608,017	$470,680	$137,337	29.2%

(1)    Credit card/consumer loan court cost recoveries, previously reported as other collections, are reported as credit card/consumer loan legal collections. As presented above, $10.1 million has been reclassified to credit card/consumer loan legal collections for 2011 to conform to the current presentation.

(2)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $381.7 million during 2012 compared to $297.6 million during 2011, representing an increase of $84.1 million or 28.2%. This increase is the result of longer term increased purchasing volumes of higher quality paper and operational improvements over the past several years. Credit card/consumer loan non-legal collections represented 62.8% and 63.2% of total cash proceeds on purchased debt in 2012 and 2011, respectively.

Legal Collections

Credit card and consumer loan legal collections were $177.2 million during 2012 compared to $139.5 million during 2011. The increase of $37.7 million or 27.0% is attributable to increased purchasing volumes of higher quality accounts during 2010 and 2011 entering the legal channel in 2012. Credit card/consumer loan legal collections represented 29.1% and 29.6% of total cash proceeds on purchased debt in 2012 and 2011, respectively.

Other Collections

Other collections were $19.3 million during 2012 compared to $10.7 million during 2011, an increase of $8.6 million or 79.9%. The increase in other collections was primarily a result of increases in 2012 of 186.8% and 66.3% in commercial and student loan collections, respectively.

Sales and Recourse Proceeds

Sales and recourse proceeds were $29.9 million during 2012 compared to $22.8 million in 2011. We periodically sell accounts based on operational considerations, market pricing, or capacity constraints within our United Network.

Consolidated Results

The following table summarizes the results of our operations for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended
	December 31,
Consolidated Results ($ in thousands)	2012	2011	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$353,360	$227,068	$126,292	55.6%
Contingent debt	785	3,461	(2,676)	(77.3)%
Other revenue	132	310	(178)	(57.4)%
Total revenues	354,277	230,839	123,438	53.5%
Expenses
Collection expenses on:
Purchased debt	189,209	144,256	44,953	31.2%
Contingent debt	57	2,624	(2,567)	(97.8)%
Court costs, net	37,317	26,280	11,037	42.0%
Other direct operating expenses	7,801	6,823	978	14.3%
Salaries and payroll taxes	26,136	25,644	492	1.9%
General and administrative	12,653	10,209	2,444	23.9%
Depreciation and amortization	6,860	5,264	1,596	30.3%
Total operating expenses	280,033	221,100	58,933	26.7%
Operating income	74,244	9,739	64,505	(1)
Other expenses
Interest expense	48,456	49,113	(657)	(1.3)%
Other income	(2,261)	(1,058)	(1,203)	(113.7)%
Total other expenses	46,195	48,055	(1,860)	(3.9)%
Income (loss) before income taxes	28,049	(38,316)	66,365	(1)
Income tax expense	(5,435)	(2,805)	(2,630)	(93.8)%
Net income (loss)	$22,614	$(41,121)	$63,735	(1)
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $353.4 million during 2012 compared to $227.1 million during 2011, an increase of $126.3 million or 55.6%. This increase was predominantly driven by a $93.4 million increase in gross revenues on level yield assets and a $3.9 million increase in purchased debt royalties, which was partially offset by a $4.2 million decrease in gross revenues on cost recovery assets. In addition, we recorded net reversals of non-cash valuation allowances of $7.7 million during 2012 compared to $25.8 million non-cash valuation allowance charges taken in 2011. The non-cash valuation allowance reversals taken during 2012 related primarily to overperformance on 2007 and 2008 level yield pools relative to previously reduced expected proceeds.

The increase in gross level yield revenues was attributable to the increase in the weighted average level yield portfolio internal rate of return ("IRR"). Due to over-performance of cash proceeds relative to expectations and historical trends, we increased our projections of future cash proceeds on multiple level yield pools. As a result, we increased the IRRs on nine of our 2009 - 2011 domestic quarterly pools during 2012. In addition, there was a slight increase in the average carrying value of level yield purchased debt assets from $216.8 million to $226.6 million.

The gross revenues on our cost recovery assets decreased $4.2 million which is in line with the decrease in cost recovery proceeds and our cost recovery asset base as we started placing our Canadian asset purchases on level yield accounting in January 2012.

Revenues on Contingent Debt

Revenues on contingent debt decreased to $0.8 million in 2012 from $3.5 million in 2011, an aggregate decrease of $2.7 million or 77.3%. This is due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $189.2 million during 2012 compared to $144.3 million during 2011. Collection expenses on purchased debt are driven by purchased debt collections, and the increase of $45.0 million or 31.2% was comparable with the increase in total purchased debt collections of $130.3 million or 29.1%.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt decreased to less than $0.1 million during 2012 which is consistent with the de-emphasis on our contingent business.

Court Costs, Net

Court costs, net were $37.3 million in 2012 compared to $26.3 million in 2011. The increase of 42.0% was largely the result of longer term increased purchasing volumes of higher quality paper, which are legal eligible, now entering the legal channel. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expenses

Other direct operating expenses were $7.8 million in 2012, which represented an increase of $1.0 million or 14.3% from 2011. This increase was attributable to technology support costs and other operating and franchise costs associated with operational growth.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect". Collection expenses on purchased debt, court costs, gross, and other direct operating expenses totaled $235.9 million in 2012, and $180.0 million in 2011. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections. In relation to total collections, costs to collect were 40.8% in 2012 and 40.2% in 2011. Costs to collect excluding court costs were $197.0 million in 2012 and $151.1 million in 2011, which represented 34.1% and 33.7% of total collections.

General and Administrative Expenses

General and administrative expenses were $12.7 million in 2012, compared to $10.2 million in 2011. The increase of $2.4 million or 23.9% was primarily attributable to increased travel related expenses including operating lease payments on the Company's corporate plane and additional professional consulting fees. During 2011, the Company owned and operated a different plane, the accounting for which also affected the interest expense line item.

Depreciation and Amortization

Depreciation and amortization was $6.9 million in 2012, compared to $5.3 million in 2011. The increase relates to depreciation on additional capitalizations on our proprietary collection system, eAGLE.

Other Income

Other income recognized in 2012 was primarily related to a gain on disposition of the Company's corporate plane, net of transaction costs, while other income recognized in 2011 was primarily due to $1.6 million of interest income on federal tax refunds.

Income Tax Expense

Total income tax expense in 2012 increased to $5.4 million from $2.8 million in 2011.  This change was almost entirely driven by higher income tax expense in Canada, which generally reflects a $10.3 million increase in Canadian income before taxes to $19.1 million compared to $8.8 million in 2011.  This increase was partially offset by the decrease in the Canadian statutory rate from 28.3% to 26.5% in 2012.

In the U.S., despite a significant increase in income before taxes as compared to the prior year, the Company recorded minimal net income tax expense, which related entirely to certain minimum state taxes, as a result of the decrease in the valuation allowance required in accordance with the accounting guidance for income taxes under GAAP.  While the effective tax rate in the U.S. prior to the impact of the valuation allowance did not materially change from prior year, the Company's overall effective tax rate before the impact of the valuation allowance decreased to 34.3% in 2012 from 38.2% in 2011. The decrease was primarily due to a greater portion of income being taxed in Canada at a lower statutory rate, including the impact of the aforementioned Canadian rate reduction.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended
	December 31,
Adjusted EBITDA ($ in thousands)	2012	2011	$ Variance	% Variance
Voluntary, non-legal collections	$381,651	$297,600	$84,051	28.2%
Legal collections	177,201	139,543	37,658	27.0%
Other collections(1)	19,267	10,708	8,559	79.9%
Sales & recourse	29,898	22,829	7,069	31.0%
Contribution of other business activities(2)	14,067	13,011	1,056	8.1%
Total inflows	622,084	483,691	138,393	28.6%

Collection expenses on:
Purchased debt	189,209	144,256	44,953	31.2%
Contingent debt	57	2,624	(2,567)	(97.8)%
Court costs, net	37,317	26,280	11,037	42.0%
Other direct operating expenses	7,801	6,823	978	14.3%
Salaries, general and administrative expenses	38,789	35,853	2,936	8.2%
Other(3)	3,130	3,812	(682)	(17.9)%
Total outflows	276,303	219,648	56,655	25.8%
Adjustments(4)	2,510	1,637	873	53.3%
Adjusted EBITDA	$348,291	$265,680	$82,611	31.1%
(1)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

(2)    Includes royalties on purchased debt, revenues on contingent debt, and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include the non-cash expense related to option grants of Parent’s equity granted to our employees, directors and franchisees, franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Year Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	December 31,
	2012	2011	$ Variance	% Variance
Net income (loss)	$22,614	$(41,121)	$63,735	(6)
Interest expense	48,456	49,113	(657)	(1.3)%
Interest income	(77)	(1,675)	1,598	95.4%
Income tax expense	5,435	2,805	2,630	93.8%
Depreciation and amortization	6,860	5,264	1,596	30.3%
EBITDA	83,288	14,386	68,902	(6)
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	272,767	223,619	49,148	22.0%
Amortization of step-up of carrying value(2)	142	274	(132)	(48.2)%
Change in valuation allowance(3)	(7,737)	25,764	(33,501)	(130.0)%
Certain other or non-cash expenses
Stock option expense(4)	152	301	(149)	(49.5)%
Net gain on sale of property and equipment	(2,679)	—	(2,679)	(100.0)%
Other(5)	2,358	1,336	1,022	76.5%
Adjusted EBITDA	$348,291	$265,680	$82,611	31.1%
(1)    Cash proceeds applied to the carrying value of purchased debt rather than recorded as revenue.

(2)    Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of the Company by Parent.

(3)    Represents changes in non-cash valuation allowances on purchased debt.

(4)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and franchisees.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

(6)    Not meaningful.

The table below reconciles net cash provided by (used in) operating activities to Adjusted EBITDA:

	Year Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	December 31,
	2012	2011	$ Variance	% Variance
Net cash provided by operating activities	$23,479	$18,688	$4,791	25.6%
Proceeds recorded as reduction of carrying value(1)	272,767	223,619	49,148	22.0%
Interest expense to be paid in cash(2)	44,833	45,602	(769)	(1.7)%
Interest income	(77)	(1,675)	1,598	95.4%
Other non-cash expense	(836)	(2,673)	1,837	68.7%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(1,065)	488	(1,553)	(6)
Other operating assets and liabilities and deferred taxes(4)	4,076	(22,510)	26,586	118.1%
Income tax expense (benefit)	5,435	2,805	2,630	93.8%
Net gain on sale of property and equipment	(2,679)	—	(2,679)	(100.0)%
Other(5)	2,358	1,336	1,022	76.5%
Adjusted EBITDA	$348,291	$265,680	$82,611	31.1%
(1)    Cash proceeds applied to the carrying value of purchased debt are shown in the investing activities section of the consolidated statements of cash flows.

(2)    Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)    Represents the change in restricted cash balances for the period due to the timing of payments on our lines of credit and semi-annual interest payments on our Second Lien Notes.

(4)    The amount represents timing differences due to the recognition of certain expenses and revenue items on a cash versus accrual basis.

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

(6)    Not meaningful.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Purchasing Activity

The following table summarizes the purchasing activity for the year ended December 31, 2011 ("2011") compared to the year ended December 31, 2010 ("2010"):

	Year Ended
Purchasing Activity ($ in thousands)	December 31,
	2011	2010	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$2,897,753	$3,099,725	$(201,972)	(6.5)%
Price	231,427	144,798	86,629	59.8%
Price (%)	8.0%	4.7%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	549,656	563,976	(14,320)	(2.5)%
Price	21,508	17,527	3,981	22.7%
Price (%)	3.9%	3.1%
Other(2)
Face	448,466	648,906	(200,440)	(30.9)%
Price	14,769	9,498	5,271	55.5%
Price (%)	3.3%	1.5%
Purchased Debt - Total
Face	$3,895,875	$4,312,607	$(416,732)	(9.7)%
Price	267,704	171,823	95,881	55.8%
Price (%)	6.9%	4.0%
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $2.9 billion in face at a price of $231.4 million during 2011, compared to $3.1 billion in face at a price of $144.8 million during 2010, a decrease of $202.0 million or 6.5% in face and an increase of $86.6 million or 59.8% in price. While market prices increased when comparing the two periods, the increase in price paid was consistent with the increase in purchased debt quality. Despite higher prices, we were able to deploy additional capital in 2011 based on consistent underwriting standards.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases were $549.7 million in face at a price of $21.5 million during 2011, compared to $564.0 million in face at a price of $17.5 million during 2010. The decrease of $14.3 million or 2.5% in face and increase of $4.0 million or 22.7% in price was due to increases in market prices consistent with the increase in purchased debt quality. The increase in capital deployed to purchase credit card and consumer loan - non-fresh was due to better pricing relative to credit card and consumer loan - fresh and continued effort to diversify into credit card/consumer loan - non fresh asset types.

Other
Other purchases consist of commercial, student loan, and medical purchases. Other purchases were $448.5 million in face at a price of $14.8 million during 2011, compared to $648.9 million in face at a price of $9.5 million during 2010, representing a decrease of $200.4 million or 30.9% in face and an increase of $5.3 million or 55.5% in price. The increase in capital deployed to purchase other assets is due to our continued diversification into new asset classes, including an increase of $5.3 million in commercial purchases. The increase in price of other purchases resulted from a general increase in price of medical debt, mix of purchases, and an increase in overall debt quality of accounts acquired.

Cash Proceeds on Purchased Debt

The following table summarizes the cash proceeds activity for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended
	December 31,
Cash Proceeds ($ in thousands)	2011	2010	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$297,600	$154,179	$143,421	93.0%
Legal collections(1)	139,543	127,360	12,183	9.6%
Other collections(1)(2)	10,708	9,785	923	9.4%
Total collections	447,851	291,324	156,527	53.7%
Sales & recourse	22,829	45,756	(22,927)	(50.1)%
Total cash proceeds on purchased debt	$470,680	$337,080	$133,600	39.6%

(1)    Credit card/consumer loan court cost recoveries, previously reported as other collections, are reported as credit card/consumer loan legal collections. As presented above, $10.1 million and $8.9 million have been reclassified to credit card/consumer loan legal collections for 2011 and 2010, respectively, to conform to the current presentation.

(2)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $297.6 million in 2011, compared to $154.2 million in 2010, an increase of $143.4 million or 93.0%. This increase was primarily the result of continued operational improvements and higher purchasing volumes.

Legal Collections

Credit card and consumer loan legal collections were $139.5 million in 2011, compared to $127.4 million in 2010, an increase of $12.2 million or 9.6%. The increase was due to higher purchasing volumes in 2010 entering the legal channel in 2011, as well as operational improvements.

Other Collections

Other collections were $10.7 million in 2011, compared to $9.8 million in 2010. This increase of $0.9 million or 9.4% was the result of increases of $3.4 million and $1.1 million in commercial and student loan collections, respectively. These increases were partially offset by a decrease in medical collections.

Sales and Recourse Proceeds

Sales and recourse proceeds were $22.8 million in 2011, compared to $45.8 million in 2010, a decrease of $22.9 million or 50.1%. We sell accounts based on operational considerations, market pricing, or capacity constraints within our United Network. Since 2010, our strategy has generally shifted towards fewer sales.

Consolidated Results

The following table summarizes the results of our operations for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended
	December 31,
Consolidated Results ($ in thousands)	2011	2010	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$227,068	$116,102	$110,966	95.6%
Contingent debt	3,461	14,130	(10,669)	(75.5)%
Other revenue	310	744	(434)	(58.3)%
Total revenues	230,839	130,976	99,863	76.2%
Expenses
Collection expenses on:
Purchased debt	144,256	90,040	54,216	60.2%
Contingent debt	2,624	9,697	(7,073)	(72.9)%
Court costs, net	26,280	20,587	5,693	27.7%
Other direct operating expenses	6,823	5,248	1,575	30.0%
Salaries and payroll taxes	25,644	24,139	1,505	6.2%
General and administrative	10,209	10,605	(396)	(3.7)%
Depreciation and amortization	5,264	5,517	(253)	(4.6)%
Total operating expenses	221,100	165,833	55,267	33.3%
Operating income (loss)	9,739	(34,857)	44,596	(1)
Other expenses
Interest expense	49,113	45,982	3,131	6.8%
Other (income) expense	(1,058)	3,697	(4,755)	(1)
Total other expenses	48,055	49,679	(1,624)	(3.3)%
(Loss) income before income taxes	(38,316)	(84,536)	46,220	54.7%
Income tax (expense) benefit	(2,805)	11,012	(13,817)	(1)
Net loss	$(41,121)	$(73,524)	$32,403	44.1%
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues increased $111.0 million or 95.6% during 2011 compared to 2010. This increase was predominantly driven by a $70.4 million increase in gross revenues on level yield assets and a $4.0 million increase in purchased debt royalties, which was partially offset by a $4.7 million decrease in gross revenues on cost recovery assets. In addition, there was a $40.7 million decrease in the non-cash valuation allowance charge.

The increase in level yield revenues is primarily attributable to an increase in weighted average IRR in 2011 versus 2010. During 2011, as a result of over-performance relative to expectations, we increased our projections of future cash proceeds on several level yield pools. As a result, we increased the IRRs on seven of our 2009 and 2010 quarterly pools, which contributed to an overall weighted average IRR increase for our level yield portfolio base.

The gross revenues on our cost recovery assets decreased $4.7 million despite total proceeds on those assets remaining virtually flat. The decrease resulted from a higher proportion of proceeds applied to cost recovery purchased debt principal as the composition of the cost recovery portfolio was more heavily weighted in 2011 by newer purchases.

While the non-cash valuation allowance negatively impacted both periods, the impact on 2011 was $25.8 million compared to $66.5 million during 2010. The non-cash valuation allowances taken in both 2011 and 2010 were primarily the result of actual and forecasted performance of the 2007 and 2008 quarterly pools being less than previous expectations.

Revenues on Contingent Debt

Revenues on contingent debt decreased to $3.5 million during 2011 from $14.1 million during 2010, an aggregate decrease of $10.7 million or 75.5%, due to a de-emphasis on our contingent business as we shifted capacity allocation to purchased debt assets which we believe have a higher profit potential for the Company.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $144.3 million in 2011, which was an increase of $54.2 million or 60.2% from 2010. This increase corresponded with the increase in collections of $156.5 million or 53.7%.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt totaled $2.6 million during 2011 compared to $9.7 million during 2010, a decrease of $7.1 million or 72.9%, which is comparable with the decrease in revenues on contingent debt.

Court Costs, Net

Court costs, net were $26.3 million in 2011, compared with $20.6 million in 2010, which represented an increase of $5.7 million or 27.7%. The increase was due to a larger population of legal eligible accounts due to increased purchasing. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods.

Other Direct Operating Expenses

Other direct operating expenses totaled $6.8 million in 2011, compared with $5.2 million in 2010. The increase of $1.6 million or 30.0% was due to primarily to additional operating costs of our commercial business line in 2011 due to growth of our commercial purchased debt operations.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect". Collection expenses on purchased debt, court costs, gross, and other direct operating expenses totaled $180.0 million in 2011, and $120.7 million in 2010. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections. In relation to total collections, costs to collect were 40.2% in 2011 and 41.4% in 2010. Costs to collect excluding court costs were $151.1 million in 2011 and $95.3 million in 2010, which represented 33.7% and 32.7% of total collections.

Salaries and Payroll Taxes

Salaries and payroll taxes were $25.6 million during 2011, compared to $24.1 million during 2010, an increase of $1.5 million or 6.2%. This increase was primarily due to a $3.6 million increase in employee incentives for 2011 as a result of greater than targeted Company performance, partially offset by a $0.4 million increase in salary expense capitalized as part of the development of our proprietary collection system eAGLE. Additionally, as a result of operational changes, $1.1 million of salaries and payroll taxes related to our Commercial operations were moved to other direct operating expenses in 2011.

Depreciation and Amortization

Depreciation and amortization was $5.3 million during 2011, compared to $5.5 million during 2010. The decrease relates primarily to a $0.8 million reduction in depreciation of the Company's plane due to it being fully depreciated during 2010.

Interest Expense

Interest expense increased by $3.1 million during 2011 primarily due to higher outstanding balances on the senior revolving credit facility and senior second lien notes (the "Senior Second Lien Notes"), entered into in April 2010, compared to the line of credit and notes payable in place from January through early April 2010. The average outstanding balance on the revolving line of credit increased to $139.6 million during 2011 from $106.0 million outstanding during 2010 and the average outstanding balance on notes payable increased to $290.1 million from $271.8 million. These increases are slightly offset by a 0.5% decrease in the weighted average interest rate as a result of the amendment to the revolving credit facility during 2011.

Other (Income) Expense

Other income recognized during 2011 was primarily comprised of $1.6 million of interest income on federal tax refunds. Other expense recognized during 2010 was primarily related to a $2.8 million loss on debt extinguishment recorded as a result of the early repayment of the Company’s previously existing credit facility in April 2010.

Income Tax (Expense) Benefit

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

Adjusted EBITDA

The following table summarizes our Adjusted EBITDA for 2011 compared to 2010:

	Year Ended
	December 31,
Adjusted EBITDA ($ in thousands)	2011	2010	$ Variance	% Variance
Voluntary, non-legal collections	$297,600	$154,179	$143,421	93.0%
Legal collections	139,543	127,360	12,183	9.6%
Other collections(1)	10,708	9,785	923	9.4%
Sales & recourse	22,829	45,756	(22,927)	(50.1)%
Contribution of other business activities(2)	13,011	20,070	(7,059)	(35.2)%
Total inflows	483,691	357,150	126,541	35.4%

Collection expenses on:
Purchased debt	144,256	90,040	54,216	60.2%
Contingent debt	2,624	9,697	(7,073)	(72.9)%
Court costs, net	26,280	20,587	5,693	27.7%
Other direct operating expenses	6,823	5,248	1,575	30.0%
Salaries, general and administrative expenses	35,853	34,744	1,109	3.2%
Other(3)	3,812	6,722	(2,910)	(43.3)%
Total outflows	219,648	167,038	52,610	31.5%
Adjustments(4)	1,637	3,257	(1,620)	(49.7)%
Adjusted EBITDA	$265,680	$193,369	$72,311	37.4%
(1)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

(2)    Includes royalties on purchased debt, revenues on contingent debt, and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include the non-cash expense related to option grants of Parent’s equity granted to our employees, directors and franchisees, franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Year Ended
Reconciliation of Net Loss to Adjusted EBITDA ($ in thousands)	December 31,
	2011	2010	$ Variance	% Variance
Net loss	$(41,121)	$(73,524)	$32,403	44.1%
Interest expense	49,113	45,982	3,131	6.8%
Interest income	(1,675)	(234)	(1,441)	(6)
Income tax expense (benefit)	2,805	(11,012)	13,817	(6)
Depreciation and amortization	5,264	5,517	(253)	(4.6)%
EBITDA	14,386	(33,271)	47,657	(6)
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	223,619	153,611	70,008	45.6%
Amortization of step-up of carrying value(2)	274	534	(260)	(48.7)%
Change in valuation allowance(3)	25,764	66,477	(40,713)	(61.2)%
Certain other or non-cash expenses
Stock option expense(4)	301	903	(602)	(66.7)%
Loss on debt extinguishment	—	2,761	(2,761)	(100.0)%
Other(5)	1,336	2,354	(1,018)	(43.2)%
Adjusted EBITDA	$265,680	$193,369	$72,311	37.4%

(1)    Cash proceeds applied to the carrying value of purchased debt rather than recorded as revenue.

(2)    Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of the Company by Parent.

(3)    Represents changes in non-cash valuation allowances on purchased debt.

(4)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and franchisees.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

(6)    Not meaningful.

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

	Year Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	December 31,
	2011	2010	$ Variance	% Variance
Net cash provided by operating activities	$18,688	$6,911	$11,777	170.4%
Proceeds recorded as reduction of carrying value(1)	223,619	153,611	70,008	45.6%
Interest expense to be paid in cash(2)	45,602	40,667	4,935	12.1%
Interest income	(1,675)	(234)	(1,441)	(6)
Other non-cash expense	(2,673)	(2,807)	134	4.8%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	488	(235)	723	(6)
Other operating assets and liabilities and deferred taxes(4)	(22,510)	4,114	(26,624)	(6)
Income tax expense (benefit)	2,805	(11,012)	13,817	(6)
Other(5)	1,336	2,354	(1,018)	(43.2)%
Adjusted EBITDA	$265,680	$193,369	$72,311	37.4%
(1)    Cash proceeds applied to the carrying value of purchased debt are shown in the investing activities section of the consolidated statements of cash flows.

(2)    Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)    Represents the change in restricted cash balances for the period due to the timing of payments on our lines of credit and semi-annual interest payments on our Second Lien Notes.

(4)    The amount represents timing differences due to the recognition of certain expenses and revenue items on a cash versus accrual basis.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

(6)    Not meaningful.

Segment Performance Summary

We have two reportable segments in accordance with the GAAP criteria for segment reporting: Domestic and Canada. A reporting segment's operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segment and assess its performance. The segment operating results discussed in this section are presented on a basis consistent with our current management reporting being reviewed by our Board of Directors and the CODM.

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

	Year Ended
Domestic Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Purchases - face	$3,266,047	$3,399,003	$4,120,243	(3.9)%	(17.5)%
Purchases - price	246,011	244,959	164,117	0.4%	49.3%
Purchases - price (%)	7.5%	7.2%	4.0%
Cash proceeds on purchased debt	560,808	434,740	323,263	29.0%	34.5%
Total revenue	324,645	215,030	124,494	51.0%	72.7%
Adjusted EBITDA(1)	311,168	236,130	182,668	31.8%	29.3%

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

Purchases

Fiscal year 2012 compared with fiscal year 2011

Total U.S. purchases decreased $133.0 million or 3.9% in face, and increased $1.1 million or 0.4% in price paid. Market prices on purchased debt were competitive throughout 2012, especially on fresh credit card and consumer loan debt. We continued to purchase only those portfolios which we believe will meet our net return thresholds. Our purchasing mix included diversified investments. Our fresh credit card and consumer loan purchases were lower by 17.5% in terms of capital outlay, while our purchases of non-fresh credit card and consumer loan debt and commercial debt increased 64.8% and 71.6%, respectively, due to both pricing considerations and our diversification strategy.

Fiscal year 2011 compared with fiscal year 2010

Total purchases of debt in 2011 decreased $721.2 million or 17.5% in face value, and increased $80.8 million or 49.3% in price paid. Market prices increased on purchased debt in the U.S. in 2011, which was largely driven by increases in quality and was predominantly matched by operational performance of debt acquired. This allowed us to continue to expand our purchasing despite the price increases.

Cash Proceeds

Fiscal year 2012 compared with fiscal year 2011

Domestic total cash proceeds increased by $126.1 million. Credit card and consumer loan voluntary, non-legal collections were the largest driver of the increase, growing $74.7 million or 28.3%. This is due to an accelerated pace of collections and higher purchasing volumes in 2011 and 2012. Credit card and consumer loan legal proceeds increased by $35.9 million or 26.0% in 2012, as purchase volumes from 2011 moved into the legal channel. Additionally, commercial collections increased $7.2 million or 186.8% due to operational advancements and growth of our commercial business line.

Fiscal year 2011 compared with fiscal year 2010

The increase in total cash proceeds in 2011 of $111.5 million was due predominantly to an increase in credit card and consumer loan voluntary, non-legal collections of $122.6 million from 2010. The increase was the result of increases in operational efficiency and higher consistent purchases in 2011 and 2010. In addition, credit card and consumer loan legal proceeds increased $11.4 million or 9.0% as we continue to receive more legal collections on older assets. These increases were offset by a $23.3 million decrease in sales proceeds during 2011.

Total Revenue

Fiscal year 2012 compared with fiscal year 2011

Total revenue increased $109.6 million or 51.0%, which is primarily driven by revenues on purchased debt, net. /Revenues on purchased debt, net, increased $112.7 million. As a result of strong collection performance relative to expected proceeds, we increased the IRRs on nine of our 2009-2011 quarterly level yield pools during 2012. Gross revenues on level yield assets, prior to the impact of any non-cash valuation allowance, and royalties increased $85.6 million or 45.9%.

In 2011, we recorded net non-cash valuation allowance charges of $25.8 million. In contrast, in 2012, we recorded net reversals of non-cash valuation allowance charges of $7.7 million. The allowance charge reversals in 2012 were primarily due to continued overperformance on 2007 and 2008 level yield pools relative to previously reduced expected proceeds. Gross revenue on cost recovery assets decreased $9.9 million due to fewer assets accounted for under the cost recovery method.

Fiscal year 2011 compared with fiscal year 2010

Total revenue is primarily driven by revenues on purchased debt, net. Revenue on purchased debt, net in 2011 was greater than in 2010 by $101.6 million. Exclusive of the impact of non-cash valuation allowance charges, purchased debt revenues were $237.5 million during 2011, compared with $176.6 million during 2010, which was an increase of $60.9 million or 34.5%. This increase was predominantly driven by an increase in revenues on level yield assets, excluding the impact of non-cash valuation allowance charges of $74.4 million, which was partially offset by a $4.2 million decrease in revenues on cost recovery assets.

Adjusted EBITDA

Fiscal year 2012 compared with fiscal year 2011

Domestic Adjusted EBITDA increased by $75.0 million or 31.8%, which was commensurate with the percentage increase in cash proceeds on purchased debt of $126.1 million or 29.0%. Adjusted EBITDA increased at a slightly higher rate as a result of proceeds growth outpacing our growth in costs.

Fiscal year 2011 compared with fiscal year 2010

Domestic Adjusted EBITDA increased by $53.5 million from 2010 to 2011. The largest driver of the increase in 2011 was an increase of $111.5 million or 34.5% in cash proceeds on purchased debt. Voluntary non-legal collections were the largest component of the increase in cash proceeds, as they increased $122.6 million from 2010. Total collections on purchased debt increased $134.9 million or 48.6% in 2011.

Collection expense on purchased debt increased $50.6 million or 57.1% and was largely driven by the increase in fees we paid to the United Network due to higher collections. In addition, court costs, net increased $5.4 million or 26.4% due to a larger population of legal eligible accounts. These cost increases were partially offset by a reduction of $7.1 million or 72.9% in contingent debt expense in 2011.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

	Year Ended
Canada Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Purchases - face	$489,401	$496,872	$192,364	(1.5)%	158.3%
Purchases - price	26,746	22,745	7,706	17.6%	195.2%
Purchases - price (%)	5.5%	4.6%	4.0%
Cash proceeds on purchased debt	47,209	35,940	13,817	31.4%	160.1%
Total revenue	29,632	15,809	6,482	87.4%	143.9%
Adjusted EBITDA(1)	37,123	29,550	10,701	25.6%	176.1%

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

Purchases

Fiscal year 2012 compared with fiscal year 2011

Purchases by our Canada segment decreased $7.5 million in face purchased, and increased $4.0 million in purchase price. The increase in purchase price and decrease in face was primarily the result of competitive pricing in the fresh credit card and consumer loan debt market. During 2012, Canada purchased fresh credit card and consumer consumer loans of $222.7 million in face at a price of $18.3 million compared to $233.5 million in face at a price of $14.3 million in 2011. Canadian non-fresh credit card and consumer loan purchases in 2012 were $266.7 million in face at a price of $8.4 million compared to $263.3 million in face at a price of $8.4 million in 2011.

Fiscal year 2011 compared with fiscal year 2010

Purchases by our Canada segment increased by $304.5 million or 158.3% in face, and $15.0 million or 195.2% in purchase price in 2011 as a result of continued operational growth and expansion. Canada's largest source of purchasing growth in 2011 was through expansion of purchasing volume at existing debt suppliers. Canada's purchasing activity was more heavily focused on fresh credit card and consumer loan portfolios in 2011 compared to 2010. Fresh credit card and consumer loan purchases accounted for approximately 47% of total face purchased, and 63% of total purchase price in 2011.

Cash Proceeds

Fiscal year 2012 compared with fiscal year 2011

Canada's total cash proceeds increased $11.3 million or 31.4%. This increase was due primarily to an increase of $9.4 million or 28.0% in credit card and consumer loan voluntary, non-legal collections. Canadian credit card and consumer loan legal collections totaled $3.6 million in 2012, which was double the 2011 total due to overall purchasing growth during recent years.

Fiscal year 2011 compared with fiscal year 2010

Canada's total cash proceeds on purchased debt increased by $22.1 million or 160.1%. This increase was largely due to higher purchasing volumes in both 2011 and 2010, and overall operational growth. Canadian credit card and consumer loan voluntary, non-legal collections increased by $20.8 million or 163.9%.

Total Revenue

Fiscal year 2012 compared with fiscal year 2011

Total revenue from our Canada segment increased $13.8 million or 87.4% in 2012. This increase is due to the implementation of level yield accounting on new Canadian purchases in 2012, as well as strong collection performance on older vintages. Gross revenues on level yield assets contributed $7.9 million to 2012 total revenue. Additionally, revenues on cost recovery assets amounted to $21.1 million in 2012, which was an increase of $5.7 million or 37.2% from 2011.

Fiscal year 2011 compared with fiscal year 2010

Total revenue increased $9.3 million or 143.9% from 2010 to 2011. This increase was principally driven by a $9.4 million increase in purchased debt revenue, net, which was due in large part to purchasing increases of 195.2% and 130.0% in 2011 and 2010, respectively, and increased collections in 2011.

Adjusted EBITDA

Fiscal year 2012 compared with fiscal year 2011

Adjusted EBITDA increased $7.6 million or 25.6% year over year. The increase in cash proceeds on purchased debt was the primary driver of the growth in Adjusted EBITDA. Total proceeds grew by $11.3 million or 31.4%. Collection expenses on purchased debt was the largest outflow in the calculation of Adjusted EBITDA, and increased $3.6 million as a result of increased collections.

Fiscal year 2011 compared with fiscal year 2010

Adjusted EBITDA attributable to the segment's operations increased $18.8 million or 176.1% from 2010 to 2011. Our Canada segment greatly increased its purchases of debt in 2011 and 2010 along with overall operating growth and market pricing. Canadian credit card and consumer loan voluntary, non-legal collections, which increased as a result of greater purchases of fresh credit card and consumer loans in 2011, were the largest driver of the increase in Adjusted EBITDA, increasing $20.8 million. Partially offsetting the increase in proceeds, collection expense on purchased debt increased $3.7 million as a result of higher collections.

Supplemental Performance Data

Owned Portfolio Performance

The following tables show certain data related to our purchased debt portfolios. These tables describe purchase price, cash proceeds received to date, estimated remaining cash proceeds, and related gross return on investment.

U.S. Purchased Debt Portfolio as of December 31, 2012 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$2,354	—%	$2,073,977	$16,838	$2,090,815	2.33x
2007	236,005	(63,227)	8,775	4%	334,443	15,344	349,787	1.48x
2008	226,030	(74,580)	13,597	6%	314,912	29,398	344,310	1.52x
2009	105,157	(2,864)	6,013	6%	190,020	35,854	225,874	2.15x
2010	164,117	(1,775)	11,207	7%	314,935	115,191	430,126	2.62x
2011	244,959	(2,917)	53,922	22%	359,540	255,713	615,253	2.51x
2012	246,011	(700)	141,675	58%	176,605	388,272	564,877	2.30x
Total	$2,118,619	$(150,298)	$237,543		$3,764,432	$856,610	$4,621,042	2.18x

(1)    Purchase price represents cost of each purchase.

(2)    Valuation allowance represents the total valuation allowance on our purchased debt, net of reversals.

(3)    Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the impact of the franchise asset purchase program (discontinued).

(4)    Percentage of carrying value unamortized represents the carrying value divided by the purchase price.

(5)    Although we receive cash proceeds related to purchases with an age greater than 108 months, we do not forecast cash proceeds for these purchases beyond 108 months due to the unpredictable nature of those cash proceeds.

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of December 31, 2012 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance(2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,070	$210	$9,280	1.58x
2007	7,889	—	—	—%	13,814	696	14,510	1.84x
2008	6,282	(18)	8	—%	8,354	813	9,167	1.46x
2009	3,350	—	—	—%	7,674	1,960	9,634	2.88x
2010	7,706	—	12	—%	22,116	6,961	29,077	3.77x
2011	22,745	—	2,038	9%	39,840	18,526	58,366	2.57x
2012	26,746	—	13,513	51%	21,333	39,307	60,640	2.27x
Total	$80,603	$(18)	$15,571		$122,201	$68,473	$190,674	2.37x
(1)    Converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Converted to U.S. dollars using the exchange rate as of December 31, 2012.

Consolidated Purchased Debt Portfolio as of December 31, 2012 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$2,354	—%	$2,083,047	$17,048	$2,100,095	2.33x
2007	243,894	(63,227)	8,775	4%	348,257	16,040	364,297	1.49x
2008	232,312	(74,598)	13,605	6%	323,266	30,211	353,477	1.52x
2009	108,507	(2,864)	6,013	6%	197,694	37,814	235,508	2.17x
2010	171,823	(1,775)	11,219	7%	337,051	122,152	459,203	2.67x
2011	267,704	(2,917)	55,960	21%	399,380	274,239	673,619	2.52x
2012	272,757	(700)	155,188	57%	197,938	427,579	625,517	2.29x
Total	$2,199,222	$(150,316)	$253,114		$3,886,633	$925,083	$4,811,716	2.19x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of December 31, 2012.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of December 31, 2012 will generate a total of approximately $856.6 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$10,912	$4,824	$1,102	$—	$—	$—	$—	$—	$16,838
2007	8,726	5,709	876	33	—	—	—	—	15,344
2008	13,667	9,778	5,403	548	2	—	—	—	29,398
2009	13,293	8,904	6,275	3,768	2,568	1,046	—	—	35,854
2010	48,264	27,250	16,598	11,192	6,295	4,050	1,542	—	115,191
2011	101,903	60,611	36,992	23,703	15,318	9,098	5,961	2,127	255,713
2012	168,263	93,166	51,641	31,666	19,998	11,742	6,473	5,323	388,272
Total	$365,028	$210,242	$118,887	$70,910	$44,181	$25,936	$13,976	$7,450	$856,610
Cumulative Percent	42.6%	67.2%	81.0%	89.3%	94.5%	97.5%	99.1%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$5	$—	$4,284
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	26	21	24,510
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	151	140	111,671
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	605	356	153,063
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	1,555	960	218,534
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	5,091	3,194	378,101
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	7,226	4,765	331,764
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	11,538	7,723	419,783
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	14,213	9,079	432,267
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	21,178	14,424	334,443
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	38,416	24,983	314,912
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	41,300	27,948	190,020
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	130,132	94,374	314,935
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	163,304	196,236	359,540
2012	—	—	—	—	—	—	—	—	—	—	—	—	—	—	176,605	176,605
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$3,764,432

The following chart represents our historical proceeds on owned debt by quarter, with collections shown in black and sales & recourse in gray.

Quarterly Cash Proceeds ($ in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Q2 1999
Q4 1999
Q2 2000
Q4 2000
Q2 2001
Q4 2001
Q2 2002
Q4 2002
Q2 2003
Q4 2003
Q2 2004
Q4 2004
Q2 2005
Q4 2005
Q2 2006
Q4 2006
Q2 2007
Q4 2007
Q2 2008
Q4 2008
Q2 2009
Q4 2009
Q2 2010
Q4 2010
Q2 2011
Q4 2011
Q2 2012
Q4 2012

Liquidity and Capital Resources

Working Capital

Our primary sources of working capital are cash flows from operations, excess cash balances and bank borrowings. Our working capital levels fluctuate throughout the year based on purchasing volumes and are generally positively affected by first and second quarter collections each year when we historically tend to have higher collections. Generally, these higher first and second quarter collections are driven by tax refunds, patterns of seasonal employment, and the impact of reductions in consumer spending following the holiday season. We use our working capital to purchase charged-off receivables, service our indebtedness, and fund our operations to generate long-term growth.

Under our current borrowing structure, our lines of credit are managed separately within our domestic and Canadian operations. Our domestic operation sweeps all cash proceeds obtained to pay down our domestic line of credit daily. As a result, we maintain minimal domestic cash balances on hand, excluding our restricted cash. Domestically and in Canada, we borrow from our line of credit only as needed to reduce overall interest costs on our outstanding borrowings. Our line of credit, in total for both domestic and Canadian operations, is subject to a borrowing base and is described further in our consolidated financial statements. To the extent our Canadian cash flow exceeds the cash flow needs of our Canadian operation including purchasing new assets, the excess Canadian cash flow, after paying down the Canadian line of credit to zero, is held in our Canadian bank accounts.

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can generally be canceled by the Company at its discretion with 60 days’ notice. At December 31, 2012, the Company had non-cancelable obligations outstanding to purchase $5.0 million in face value of debt at an aggregate price of $0.4 million under forward flow purchase agreements. In addition to contracts with stated purchase amount obligations, at December 31, 2012, The Company was under contract for a number of other purchase agreements, including forward flow contracts, which do not state a minimum amount to be sold.

Based on our current level of operations, we have ample liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of December 31, 2012, our total availability under our line of credit was $82.1 million based on our borrowing base calculation, and our non-restricted cash balances were $7.5 million, resulting in liquidity as of December 31, 2012 of $89.6 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at December 31, 2012 and December 31, 2011 was $423.5 million and $437.6 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the years ended December 31, 2012, 2011, and 2010:

	Year Ended
	December 31,
$ in thousands	2012	2011	2010
Net cash provided by operating activities	$23,479	$18,688	$6,911
Net cash used in investing activities	(2,689)	(48,340)	(22,302)
Net cash (used in) provided by financing activities	(15,828)	30,514	16,613
Increase in cash and cash equivalents (1)	$4,962	$862	$1,222
 (1)    Before the impact of foreign currency translation on cash of $(81), $(69), and $216 respectively.

Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our United Network’s ability to maintain low collector turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause volatility in our business could have a material impact on our expected future cash flows. Proceeds on purchased debt recorded as revenue are included in the operating activities, while proceeds recorded as amortization of purchased debt principal are included in the investing activities. See the reconciliation of cash flow from operations to Adjusted EBITDA in the Results of Operations section herein.

Our operating activities provided net cash of $23.5 million and $18.7 million during the years ended December 31, 2012 and 2011, respectively. The increase in cash provided by operating activities of $4.8 million or 25.6% was primarily due to an increase of $89.2 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding increase in costs to collect including court costs of $55.9 million. Additionally, in 2011, we received a net amount of $15.1 million for income taxes, while we paid a net amount of $4.8 million in 2012. The remaining change in net cash provided by operating activities was due to normal changes in operating assets and liabilities.

Operating activities provided net cash of $18.7 million and $6.9 million during 2011 and 2010, respectively. The increase in cash provided by operating activities of $11.8 million or 170.4% was primarily due to $17.2 million received on an outstanding tax receivable balance during 2011. This was partially offset by normal changes in operating assets and liabilities.

Investing Activities

Our investing activities used net cash of $2.7 million and $48.3 million during the years ended December 31, 2012 and 2011, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The decrease in cash used of $45.7 million or 94.4% was due to a $49.1 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value, partially offset by a $5.1 million increase in investments in purchased debt.

Investing activities used net cash of $48.3 million and $22.3 million during 2011 and 2010, respectively. The increase in cash used of $26.0 million or 116.8% was due to a $95.9 million increase in investments in purchased debt, partially offset by a $70.0 million increase in cash proceeds recorded as a reduction of purchased debt carrying value.

Financing Activities

Financing activities used net cash of $15.8 million and provided net cash of $30.5 million during the years ended December 31, 2012 and 2011, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The decrease in cash provided by financing activities of $46.3 million or 151.9% was primarily due to increased collections. Our increased collections were used to pay down our revolving credit facility by an additional $103.9 million in 2012 compared to 2011, partially offset by an increase of $59.2 million in draws on our revolving credit facility to fund new investment opportunities and overhead costs.

Our financing activities provided cash of $30.5 million during 2011 and $16.6 million during 2010. The increase in cash provided of $13.9 million or 83.7% was due primarily to additional net draws of $38.0 million on our revolving credit facility due to increased purchasing volume in 2011, partially offset by the refinancing of our senior notes payable in 2010.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

On April 7, 2010, Parent, SquareTwo Financial Corporation, and certain of SquareTwo Financial Corporation's subsidiaries entered into a revolving credit facility agreement, which was subsequently amended on May 26, 2011 to provide for a maximum amount of $215.0 million subject to borrowing on the Company's Canadian Line of Credit and other terms. The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2012:

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

The balance of the outstanding line of credit under the revolving credit facility was $132.4 million and $144.2 million at December 31, 2012 and December 31, 2011, respectively; a decrease of $11.7 million. At December 31, 2012, our availability under the line of credit was $82.1 million based on our borrowing base calculation.

The following represents the terms of the Company's outstanding Second Lien Notes as of December 31, 2012:

Type of Debt	Guarantee/Collateral	Interest Rate Terms	Repayment Terms
Second Lien Notes
Jointly and severally guaranteed by substantially all of SquareTwo's existing and future domestic subsidiaries. Guarantees are secured by a second priority lien by substantially all of the guarantors' assets.
		11.625% annual interest paid semi-annually in cash, on April 1 and October 1.	Mandatory redemption not required. Optional redemption permitted at any time, in whole or in part, subject to certain redemption prices and make-whole premiums based on the date of the redemption.

Concurrent with the closing of the credit facility in April 2010, the Company issued $290.0 million in aggregate principal amount of 11.625% Senior Second Lien Notes (the "Second Lien Notes") and received $285.0 million in net proceeds prior to transaction costs. The Second Lien Notes will mature on April 1, 2017. They are guaranteed on a senior secured basis by substantially all of SquareTwo's existing and future domestic subsidiaries, and the guarantees are secured by a second priority lien on substantially all of the Company's and the guarantors' assets. On March 4, 2011, the Company filed the Registration Statement with the SEC to register the Second Lien Notes under the Securities Act of 1933. On April 8, 2011, the Company completed an exchange of all outstanding Second Lien Notes ("Old Notes") for an equal principal amount of notes registered with the SEC under the Securities Act of 1933 ("New Notes"). Other than the New Notes being registered, the terms of the New Notes and the Old Notes are substantially identical. The balance of the outstanding Senior Second Lien Notes, net of unamortized discount, was $286.9 million and $286.2 million at December 31, 2012 and December 31, 2011, respectively.

Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and cash flows. The below chart shows our total debt outstanding as a multiple of Trailing Twelve Month ("TTM") Adjusted EBITDA (see discussion of Adjusted EBITDA in the Results of Operations section herein):

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA

We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. With the change in capital structure that occurred in April 2010, we have grown our cash proceeds on purchased debt by 80.4% from the year ended December 31, 2010 to the year ended December 31, 2012, while our total debt has increased by only 5.2% from December 31, 2010 to December 31, 2012. Our improvement in this ratio in 2012 and 2011 was primarily driven by our ongoing commitment to continued improvement in operating efficiencies and our disciplined purchasing strategies.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, reached its maximum required amount of $200 million during the rolling four quarters ending December 31, 2012. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of December 31, 2012, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.4 million and software agreements of $0.8 million as of December 31, 2012.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of December 31, 2012, these notes had outstanding balances of $0.8 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations that exist as of December 31, 2012 (amounts in thousands) and their payments due by period:

	Payments due by period
Contractual Obligations	Total	Less than 1 year(4)	1-3 Years(5)	3-5 Years(6)	More than 5 years
Lines of Credit(1)	$142,826	$8,331	$134,495	$—	$—
Notes Payable(1)	435,641	34,421	68,757	332,261	202
Capital Leases(2)	2,382	1,158	1,174	50	—
Operating Leases	11,785	2,964	5,594	3,129	98
Purchase Commitments(3)	408	408	—	—	—
Total	$593,042	$47,282	$210,020	$335,440	$300
(1)    Payments on lines of credit and notes payable include interest calculated at our effective rates at December 31, 2012 on floating rate debt.

(2)    Payments on capital lease obligations include interest and taxes.

(3)    Represents the non-cancelable obligations outstanding at December 31, 2012. Purchase commitment contracts typically cover a year or less and can be generally canceled by the Company at its discretion with a 60 day notice.

(4)    Represents payments due within 1 year or less.

(5)    Represents payments due within more than 1 year and up to and including 3 years.

(6)    Represents payments due within more than 3 years and up to and including 5 years.

The table of contractual obligations above does not include certain contractual obligations to pay a former lender contingent residual interest payments related to collections on certain previously purchased receivables. These amounts are paid as a set percentage of net collections for certain assets that were purchased prior to 2006. During 2012, 2011, and 2010, we paid approximately $1.4 million, $2.2 million, and $3.4 million, respectively to this former lender.

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

Management believes our critical accounting policies and estimates are those related to revenue recognition, accounting estimates, valuation of acquired intangibles and goodwill and income taxes. Management believes these policies to be critical because they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue

We account for our purchased debt under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of purchased debt, aggregated based on certain common risk criteria, can be accounted for under either the interest method of accounting or the cost recovery method of accounting. Revenue recognition under ASC 310-30 is based in part on life-to-date performance of our static pools as well as our forecasts of future proceeds on those pools, which reflect our judgments and various assumptions and estimates made quarterly. See accounting for income recognized on purchased debt discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Note 2 to the consolidated financial statements.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. As prescribed by ASC Topic 350, "Intangibles-Goodwill and Other", goodwill is not amortized. We review goodwill for impairment annually, or more frequently, if indicators of possible impairment arise. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. Significant judgments are required to estimate the fair value of reporting units and intangible assets including estimating future cash flows, and determining appropriate discount rates, growth rates, and other assumptions. If potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the book value of the reporting unit's goodwill over the implied fair value.

In connection with CA Holding's acquisition of SquareTwo on August 5, 2005, certain intangible assets were identified. The Partners Network, with a value of $24.9 million, was deemed to have an indefinite life and, therefore, is not being amortized. We perform an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of intangible assets. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, "Income Taxes". ASC Topic 740 requires an asset and liability approach to the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of our assets and liabilities. We assess the likelihood that our deferred tax assets will be realized, and establish valuation allowances, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance, or when we subsequently increase or decrease this allowance in an accounting period, we record a corresponding tax expense or benefit in our income statement. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. We do not establish U.S. deferred tax liabilities on earnings generated in Canada unless a deemed repatriation occurs, usually in a form of a dividend from the foreign subsidiary. Annually, we evaluate the criteria set forth in ASC Topic 740 to determine their applicability to our indefinite reinvestment strategy. See Note 10 “Income Taxes” to our consolidated financial statements for further discussion of income taxes.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

Foreign Currency Risk

Foreign currency exposures arise from transactions denominated in Canadian dollars translated into U.S. dollars. During 2012, we continued to see volatility in the exchange rate of the U.S. dollar. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations. For 2012, if the exchange rate of Canadian dollars to U.S. dollars had averaged 10% higher or lower, we would have recorded an increase or decrease in revenue of approximately $3.0 million.

Interest Rate Risk

At December 31, 2012 and 2011, we had $132.4 million and $144.2 million, respectively, of variable rate indebtedness. As of December 31, 2012, our domestic variable rate borrowings have margins, at our option, of 4.75% over LIBOR where LIBOR has a floor of 1.5%, referred to as our LIBOR loans; or 3.75% over the higher of (a) the Bank Prime Loan rate, (b) the Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, referred to as our Base Rate loans. As of December 31, 2011, our Canadian variable rate borrowings have margins, at our option, of 3.75% over the higher of (a) the reference rate for commercial Canadian Loans, or (b) the Canadian BA rate plus 1.0%; or 5.25% over the higher of (a) the Canadian BA rate or (b) 1.5%.

A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of our Base Bate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a LIBOR floor of 1.5% as described above, and until certain LIBOR rates exceed 1.5%, the interest rates we pay on those loans per dollar borrowed will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. We have, from time to time, utilized derivative financial instruments in an effort to limit potential losses from adverse interest rate changes. These transactions have generally been interest rate swap agreements entered into with large multinational banks. At December 31, 2012 and 2011 we had zero derivative instruments outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors
SquareTwo Financial Corporation

We have audited the accompanying consolidated balance sheets of SquareTwo Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SquareTwo Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP
Denver, Colorado
March 1, 2013

SquareTwo Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$7,538	$2,657
Restricted cash	11,383	12,447
Receivables:
Contingent clients	—	217
Trade, net of allowance for doubtful accounts of $27 and $112, respectively	1,537	603
Notes receivable, net of allowance for doubtful accounts of $0 and $147, respectively	478	785
Purchased debt, net	251,682	243,413
Property and equipment, net	24,322	24,674
Goodwill and intangible assets	171,348	171,348
Other assets	11,948	14,450
Total assets	$480,236	$470,594
Liabilities and equity (deficiency)
Payables:
Contingent client	$21	$242
Accounts payable, trade	2,655	3,215
Payable from trust accounts	1,773	1,673
Taxes payable	2,772	2,221
Accrued interest and other liabilities	26,857	26,184
Deferred tax liability	9,600	9,466
Line of credit	132,412	144,159
Notes payable, net of discount	288,893	290,270
Obligations under capital lease agreements	2,214	3,208
Total liabilities	467,197	480,638
Commitments and contingencies (Note 11)
Equity (deficiency)
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,134	189,895
Accumulated deficit	(180,016)	(200,678)
Accumulated other comprehensive loss	(111)	(341)
Total SquareTwo equity (deficiency)	10,007	(11,124)
Noncontrolling interest	3,032	1,080
Total equity (deficiency)	13,039	(10,044)
Total liabilities and equity (deficiency)	$480,236	$470,594

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	Year Ended
	December 31,
	2012	2011	2010
Revenues
Revenues on:
Purchased debt, net	$353,360	$227,068	$116,102
Contingent debt	785	3,461	14,130
Other revenue	132	310	744
Total revenues	354,277	230,839	130,976
Expenses
Collection expenses on:
Purchased debt	189,209	144,256	90,040
Contingent debt	57	2,624	9,697
Court costs, net	37,317	26,280	20,587
Other direct operating expenses	7,801	6,823	5,248
Salaries and payroll taxes	26,136	25,644	24,139
General and administrative	12,653	10,209	10,605
Depreciation and amortization	6,860	5,264	5,517
Total operating expenses	280,033	221,100	165,833
Operating income (loss)	74,244	9,739	(34,857)
Other expenses
Interest expense	48,456	49,113	45,982
Other (income) expense	(2,261)	(1,058)	3,697
Total other expenses	46,195	48,055	49,679
Income (loss) before income taxes	28,049	(38,316)	(84,536)
Income tax (expense) benefit	(5,435)	(2,805)	11,012
Net income (loss)	22,614	(41,121)	(73,524)
Less: Net income attributable to the noncontrolling interest	1,952	869	26
Net income (loss) attributable to SquareTwo	$20,662	$(41,990)	$(73,550)
Other comprehensive income, net of tax:
Currency translation adjustment	230	(215)	(2)
Comprehensive income (loss)	$22,844	$(41,336)	$(73,526)
Less: Comprehensive income attributable to the noncontrolling interest	1,952	869	26
Comprehensive income (loss) attributable to SquareTwo	$20,892	$(42,205)	$(73,552)

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Equity (Deficiency)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity (Deficiency)	Noncontrolling Interest	Total Equity (Deficiency)
Balances, December 31, 2009	$—	$187,926	$(84,409)	$(124)	$103,393	$185	$103,578
Net (loss) income	—	—	(73,550)	—	(73,550)	26	(73,524)
Currency translation adjustment	—	—	—	(2)	(2)	—	(2)
Distribution to Parent	—	—	(729)	—	(729)	—	(729)
Parent investment	—	699	—	—	699	—	699
Stock option expense	—	903	—	—	903	—	903
Balances, December 31, 2010	$—	$189,528	$(158,688)	$(126)	$30,714	$211	$30,925
Net (loss) income	—	—	(41,990)	—	(41,990)	869	(41,121)
Currency translation adjustment	—	—	—	(215)	(215)	—	(215)
Parent investment	—	66	—	—	66	—	66
Stock option expense	—	301	—	—	301	—	301
Balances, December 31, 2011	$—	$189,895	$(200,678)	$(341)	$(11,124)	$1,080	$(10,044)
Net income	—	—	20,662	—	20,662	1,952	22,614
Currency translation adjustment	—	—	—	230	230	—	230
Parent Investment	—	87	—	—	87	—	87
Stock option expense	—	152	—	—	152	—	152
Balances, December 31, 2012	$—	$190,134	$(180,016)	$(111)	$10,007	$3,032	$13,039

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$22,614	$(41,121)	$(73,524)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,860	5,264	5,517
Amortization of loan origination fees and debt discount	3,623	3,511	2,674
Recovery of step-up in basis of purchased debt	142	274	534
Change in valuation allowance of purchased debt	(7,737)	25,764	66,477
Expenses for stock options	152	301	903
Loss on debt extinguishment	—	—	2,761
Other non-cash expense	836	2,673	2,807
Deferred tax provision (benefit), net of valuation allowance	134	33	(11,266)
Paid in kind interest	—	—	2,641
Changes in operating assets and liabilities:
Income tax payable/receivable	484	17,985	2,852
Restricted cash	1,065	(488)	235
Other assets	(4,672)	(3,165)	(1,266)
Accounts payable and accrued liabilities	(22)	7,657	5,566
Net cash provided by operating activities	23,479	18,688	6,911
Investing activities
Investment in purchased debt	(272,757)	(267,704)	(171,823)
Proceeds applied to purchased debt principal	272,767	223,619	153,611
Payments to franchises related to asset purchase program	(301)	—	—
Net proceeds from notes receivable	459	161	267
Investment in property and equipment, including internally developed software	(5,536)	(4,416)	(4,357)
Proceeds from sale of property and equipment, net of transaction costs	2,679	—	—
Net cash used in investing activities	(2,689)	(48,340)	(22,302)
Financing activities
Proceeds from (repayments of) investment by Parent, net	87	66	(30)
Proceeds from senior notes issued, net	—	—	284,969
Payments on notes payable, net	(2,892)	(457)	(246,022)
Proceeds from lines-of-credit	564,212	504,977	454,633
Payments on lines-of-credit	(575,982)	(472,048)	(459,742)
Origination fees on lines-of-credit and notes payable	(200)	(450)	(14,250)
Prepayment penalties on debt extinguishment	—	—	(1,184)
Payments on capital lease obligations	(1,053)	(1,574)	(1,761)
Net cash (used in) provided by financing activities	(15,828)	30,514	16,613
Increase in cash and cash equivalents	4,962	862	1,222
Impact of foreign currency translation on cash	(81)	(69)	216
Cash and cash equivalents at beginning of period	2,657	1,864	426
Cash and cash equivalents at end of period	$7,538	$2,657	$1,864
Supplemental cash flow information
Cash paid for interest	$45,019	$46,102	$35,114
Cash paid (received) for income taxes	4,816	(15,140)	(2,626)
Property and equipment financed with capital leases and notes payable	855	3,454	726
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

SquareTwo, excluding our Canadian operations and SquareTwo Financial Commercial Funding Corporation, serves as a licensor of a network of attorney-based franchises which pursue proceeds on debt placed by the Company for a fee.  We refer to our domestic network of franchises, with which we have exclusive franchise contracts, as our “Partners Network”, "franchises", or our “Partners.” In addition to our Partners Network, we also utilize certain specialized third party non-legal and legal collection firms in the U.S. that complement the focus and geographic coverage of our Partners Network. Additionally, we employ a small number of collectors focused on commercial collections. Collectively, our Partners Network, specialized third party non-legal and legal collection firms, and our internal commercial collectors are referred to as our "United Network" and includes our entire domestic operations.

Our Canadian subsidiaries exclusively purchase charged-off Canadian accounts. In Canada, we utilize internal collectors and third-party non-legal and legal collection firms herein referred to as the "Canadian Network". Our Canadian customers are exclusively serviced by our Canadian Network.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of SquareTwo and its subsidiaries. SquareTwo owns the following subsidiaries: ReFinance America, Ltd.; CACV of Colorado, LLC; CACH, LLC; Collect Air, LLC; Healthcare Funding Solutions, LLC; SquareTwo Financial Commercial Funding Corporation, Collect America of Canada, LLC, and certain other inactive entities not listed. Collect America of Canada, LLC has a wholly-owned subsidiary, SquareTwo Financial Canada Corporation, which has an 86% ownership interest in CCL Financial Inc. ("CCL"). CCL is a consolidated subsidiary of the Company. As previously disclosed, Parent owns 100% of the outstanding equity of SquareTwo and all other Parent investments are dormant. All material expenses incurred by Parent on SquareTwo’s behalf have been allocated to SquareTwo and are reflected in the consolidated financial statements of SquareTwo. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Actual results could differ from those estimates. The Company's consolidated financial statements are based on a number of significant estimates, including the collectability of purchased debt and the timing of such proceeds, impairment testing of goodwill and the Partners Network indefinite-lived intangible asset, and accounting for income taxes. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that its estimates in connection with these items could be materially revised within the near term.

Change in Accounting Estimate

During the year ended December 31, 2010 the Company implemented a change in estimate regarding the period of time it forecasts future cash flows associated with its purchased debt from a 72 month period to a 108 month period. This change is supported by multiple years of historical proceeds on purchased debt assets that extend beyond the previously forecasted 72 month period. This change increased the operating income and net income line items in our consolidated statements of operations and comprehensive income (loss), and increased our purchased debt, net line item in the consolidated balance sheets, by approximately $2.0 million in the year ended December 31, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of 90 days or less from the date of acquisition to be cash and cash equivalents. The balance in cash and cash equivalents includes $7,538 and $2,562 held by our Canadian subsidiaries at December 31, 2012 and 2011, respectively. Total cash balances recorded in cash and cash equivalents above the Canada Deposit Insurance Corporation insured amounts were $7,346 and $2,304 as of December 31, 2012 and 2011, respectively.

Restricted Cash

Restricted cash primarily represents deposits from purchased debt collections, which under the Company's revolving line of credit further described in Note 6, pay down the line of credit balance on a daily basis based on funds available in the bank.

Concentrations of Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash balances with high-quality financial institutions. Management periodically evaluates the creditworthiness of such institutions.

Trade Receivables and Credit Policies

Trade receivables consist primarily of receivables from uncollateralized obligations due from franchises, third party collection firms, and clients under normal trade terms. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

Notes Receivable

The Company extends credit to some of its franchisees and records notes receivable for the amounts financed. The notes are both secured and unsecured and bear interest at interest rates that approximate prevailing market rates for similar loans.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful life of three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

Software Development and Maintenance Costs

The Company expenses normal and recurring software maintenance expenses and costs considered to be routine upgrades to its systems. Capitalized costs are determined in accordance with ASC Topic 350-40, "Internal-Use Software" and are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to seven years years. See Note 5 for additional discussion of internally-developed software.

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

In connection with Parent's acquisition of SquareTwo on August 5, 2005, certain intangible assets were identified. The Partners Network, with a value of $24,890 was deemed to have an indefinite life and, therefore, is not being amortized. After the purchase price allocation to all net assets, goodwill was determined in the amount of $146,458. The Company performs an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of indefinite-lived intangible assets. See Note 4 for additional discussion of goodwill and intangible assets.

Prepaid Assets

Prepaid assets consists primarily of support contracts related to information technology and prepaid insurance. Total prepaid assets were $1,645 and $1,712 as of December 31, 2012 and 2011, respectively, and are included in the other assets line item in the consolidated balance sheets.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the cost of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying value is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to estimated fair value is required.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of the Company's assets and liabilities. See Note 10 for additional discussion of income taxes.

Fair Value of Financial Instruments

In accordance with the requirements of ASC Topic 825, "Financial Instruments", the Company discloses the fair value of its financial instruments. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, purchased debt, accounts payable, accrued expenses, lines of credit, and notes payable. See Note 9 for additional discussion on the fair value of financial instruments.

Revenue Recognition from Purchased Debt

Purchased debt represents receivables that have been charged-off as uncollectible by the originating organization and that may or may not have been subject to previous collection efforts. Through its subsidiaries, the Company purchases the rights to the unrecovered balances owed by individual customers from various financial institutions at a substantial discount from face value and records the purchase at the Company's cost to acquire the portfolio.

We account for our purchased debt under the guidance of ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, static pools of purchased debt may be established and accounted for under either the interest method of accounting (referred to by us as "level yield") or the cost recovery method of accounting. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, reduction of carrying value and any valuation allowance. Once a static pool is established, individual accounts are not added to or removed from the pool. Purchased debt accounted for under our level yield method of accounting is pooled each quarter, whereas purchased debt accounted for under cost recovery is pooled by each individual purchase. The cost recovery method prescribed by ASC 310-30 is required when cash proceeds on a particular purchase cannot be reasonably predicted in timing or amount. Purchased debt accounted for under the cost recovery method is comprised of Canadian portfolios acquired prior to January 1, 2012, commercial, student loan, medical purchases, and any other asset class in the U.S. or Canada for which we do not have the necessary experience to forecast the timing and amount of cash flows. For purchased debt, which we believe we can reasonably forecast the timing and amount of our cash proceeds, we utilize the level yield method.

Level Yield Method

Most of our purchased debt is accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on the consolidated balance sheets) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool which is based on our estimated remaining proceeds ("ERP") for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of five to nine years. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

Purchased debt portfolios with similar economic characteristics accounted for under the level yield method are accumulated into static pools on a quarterly basis. Cash proceeds on a pool that are greater than the revenue recognized in accordance with the established IRR will reduce the carrying value of the static pool (also referred to as "amortization" of the pool). Cash proceeds on a pool that are lower than the revenue recognized in accordance with the established IRR will increase the carrying value of the static pool as required by ASC 310-30.

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

Canadian purchases made on or after January 1, 2012 are being evaluated for treatment under the level yield method based on our ability to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method are being accumulated into static pools on a quarterly basis separately from U.S. purchases.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less fees paid to the United Network or the Canadian Network are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a fee paid to the United Network, there is a corresponding dollar recorded as revenue in the purchased debt, net line item in the consolidated statements of operations and comprehensive income (loss) (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the court costs, net line item in the consolidated statements of operations and comprehensive income (loss). As compared to the level yield method of accounting, the cost recovery method of accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

We assess our purchased debt accounted for under the cost recovery method at least annually, or more frequently if necessary, to determine if a valuation allowance is necessary. If the carrying value of a purchase is greater than our best estimate of future cash proceeds, excluding court cost recoveries, net of the fees expected to be paid for collections on that purchase, we record a valuation allowance for the difference. In the instance that our best estimate of future cash proceeds, excluding court cost recoveries, increases for a cost recovery purchase that had a valuation allowance previously recorded, we may reverse a portion or the entire valuation allowance. Similar to our process to determine our revenue recognition, or allowance charges for our level yield pools as described above, we use all factors available, and our ERP to determine our best estimate of future cash proceeds for our purchased debt accounted for under the cost recovery method.

Franchise Fees and Royalty Fees

Franchise fees are recognized by the Company when the services specified in the franchise agreements are performed by the Company, and are recognized as other revenue in the consolidated statements of operations and comprehensive income(loss). We also earn royalties from our franchises ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE.

Contingent Debt Revenue and Related Collection Expenses

In addition to its purchased debt, the Company may enter into contracts with various companies ("clients") to collect debt on their behalf. Under these contracts, the Company receives a fee or commission which is typically structured as a percentage of the collections generated by the Company. This debt is placed with our United Network, or in-house in the case of our contingent business in Canada. The Company records revenue for the difference between the total amount collected and the amount paid to the clients in the contingent debt revenue line item in the consolidated statements of operations and comprehensive income (loss). The Company records fees paid to our United Network based on their collections on contingent debt in the contingent debt collection expense line item in the consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation

Parent periodically grants stock options to SquareTwo employees, officers, directors, and franchisees. Stock options granted to employees, officers, directors, and franchisees are options on the equity of Parent. Employee and director stock option fair values are determined using the Black-Scholes option pricing model at the grant date of each option and includes estimates of forfeitures. Stock option compensation expense is recognized on a straight-line basis over the vesting period for options that vest based on time of service only. Options granted to franchisees are considered to be granted to non-employees and require variable accounting; therefore, the franchise options are revalued as they vest and the amount of expense is based upon the revalued amount. See Note 8 for additional discussion on stock compensation.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholder's equity, exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries.

Marketing Expenses

The Company expenses marketing costs as incurred. Marketing expense was $785, $695, and $663 for the years ended December 31, 2012, 2011, and 2010, respectively.

Earnings Per Share

The Company does not report net income or loss of the Company on a per share basis due to its equity being privately held.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.  The Company has revised the presentation of its consolidated statements of operations and comprehensive income (loss) for all the periods presented to provide improved visibility and comparability with the current year presentation.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option of presenting other comprehensive income (“OCI”) solely in the statements of changes in equity (deficiency), requiring an entity to present components of net income, items of OCI, and total comprehensive income in one continuous statement or two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU No. 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2012. As a result of the adoption of ASU No. 2011-05 and the deferrals in ASU No. 2011-12, the Company now presents comprehensive income (loss) with the components of net income (loss) in one continuous statement.

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

3. Purchased Debt

Changes in purchased debt, net for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Balance at beginning of period	$222,330	$211,202	$260,478	$21,083	$14,492	$13,820	$243,413	$225,694	$274,298
Purchases	251,289	229,556	154,619	21,468	38,148	17,204	272,757	267,704	171,823
Allowance charges (recorded) reversed	11,132	(23,933)	(66,722)	(3,395)	(1,831)	245	7,737	(25,764)	(66,477)
Proceeds applied to purchased debt principal	(254,196)	(194,495)	(137,173)	(18,571)	(29,124)	(16,438)	(272,767)	(223,619)	(153,611)
Other(1)	218	—	—	324	(602)	(339)	542	(602)	(339)
Balance at end of period	$230,773	$222,330	$211,202	$20,909	$21,083	$14,492	$251,682	$243,413	$225,694
 (1)    Other includes impacts of the Company’s recovery of step-up in basis, franchise asset purchase program (discontinued), and currency translation on purchased debt. The step-up in basis is a result of fair value adjustments from the Acquisition, and has a net remaining carrying value of $107 as of December 31, 2012.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Proceeds	$534,207	$381,070	$253,356	$73,810	$89,610	$83,724	$608,017	$470,680	$337,080
Less:
Gross revenue recognized	280,011	186,575	116,183	53,620	57,807	62,477	333,631	244,382	178,660
Cost recovery court costs recoveries(1)	—	—	—	1,619	2,679	4,809	1,619	2,679	4,809
Proceeds applied to purchased debt principal	254,196	194,495	137,173	18,571	29,124	16,438	272,767	223,619	153,611
	$—	$—	$—	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the consolidated statements of operations and comprehensive income (loss).

The following table reconciles gross revenue recognized to purchased debt revenues, net for the following periods:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Gross revenue recognized	$280,011	$186,575	$116,183	$53,620	$57,807	$62,477	$333,631	$244,382	$178,660
Purchased debt royalties	11,439	7,529	3,484	1,711	1,711	1,712	13,150	9,240	5,196
Change in valuation allowance	11,132	(23,933)	(66,722)	(3,395)	(1,831)	245	7,737	(25,764)	(66,477)
Other(1)	—	—	—	(1,158)	(790)	(1,277)	(1,158)	(790)	(1,277)
Purchased debt revenue, net	$302,582	$170,171	$52,945	$50,778	$56,897	$63,157	$353,360	$227,068	$116,102
(1)    Other items relate to the recovery of step-up in basis, franchise asset purchase program (discontinued) and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

     The following table shows detail of the Company’s purchases during the following periods:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Purchase price	$251,289	$229,556	$154,619	$21,468	$38,148	$17,204	$272,757	$267,704	$171,823
Face value	3,331,798	2,931,503	3,471,336	423,650	964,372	841,271	3,755,448	3,895,875	4,312,607
% of face	7.5%	7.8%	4.5%	5.1%	4.0%	2.0%	7.3%	6.9%	4.0%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the year ended December 31, 2012, the Company spent $251.3 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the customers) of the debt purchased was $3.3 billion, which is a purchase price equal to 7.5% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the year ended December 31, 2012 amounted to $568.8 million. The accretable yield for these purchases is $317.5 million, or the ERP of $568.8 million less the purchase price of $251.3 million.

The following is the change in accretable yield for the years ended December 31, 2012 and 2011:

	2012	2011
Balance at December 31, prior year	$463,048	$304,962
Impact from revenue recognized on purchased debt, net	(291,143)	(162,642)
Additions from current purchases	317,491	307,217
Reclassifications to accretable yield, including foreign currency translation	107,453	13,511
Balance at December 31,	$596,849	$463,048

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Balance at beginning of period	$147,734	$123,801	$57,079	$10,319	$8,488	$8,733	$158,053	$132,289	$65,812
Allowance charges recorded (reversed)	(11,132)	23,933	66,722	3,395	1,831	(245)	(7,737)	25,764	66,477
Balance at end of period	$136,602	$147,734	$123,801	$13,714	$10,319	$8,488	$150,316	$158,053	$132,289

4. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s Partners Network and were identified as part of purchase accounting at the date of the Acquisition. The Company tests its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing.

    We have two operating segments: Domestic and Canada. In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we have deemed our operating segments to be reporting units for the purpose of testing goodwill for impairment.

The following is a summary of intangibles:

	December 31,
	2012	2011
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Property and Equipment

Property and equipment consists of the following at the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Computer equipment and software	$42,095	$36,635
Furniture and fixtures	289	275
Leasehold improvements	1,631	1,555
Transportation equipment	—	4,303
	44,015	42,768
Less accumulated depreciation and amortization	(19,693)	(18,094)
Balance at end of period	$24,322	$24,674

Property and equipment depreciation is calculated on a straight-line basis, using a useful life of three years for computer equipment and purchased software, three to seven years for internally developed software, the shorter of the useful life of the asset or the life of the lease for leasehold improvements, and five years for all other types of fixed assets. Depreciation expense was $2,590, $2,439, and $2,811 for the years ended December 31, 2012, 2011, and 2010, respectively.

Included in the computer equipment and software category are capitalized internally developed software costs with a gross carrying value of $29,364 and $25,403 and accumulated amortization of $10,475 and $6,204 at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, property and equipment included capitalized interest costs related to internally developed software of $113 and $252, respectively. Internally developed software begins amortizing when it is determined to be ready for its intended use and amortizes over the economic life. Subsequent additional development on a project is amortized over the remaining useful life. Amortization expense on the internally developed software was $4,270, $2,825, and $2,706 for the years ended December 31, 2012, 2011, and 2010, respectively. The estimated aggregate amortization expense on internally developed software is $5,147, $5,147, $4,751, $3,624, and $220 over the succeeding five years.

Also included in the computer equipment and software category are assets financed under capital leases with a gross carrying value of $4,599 and $4,540, net of accumulated amortization of $2,307 and $1,206, respectively, for the years ended December 31, 2012 and 2011, respectively. Amortization of computer equipment and software under capital leases is included in depreciation expense.

    During the year ended December 31, 2012, the Company sold its airplane, which was fully depreciated. The gain of $2,679, equal to the sales proceeds, net of transaction costs, was recognized in the other (income) expense line item of the consolidated statements of operations and comprehensive income (loss).

6. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	December 31, 2012		December 31, 2011
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	6.3%	$132,412	6.3%	$144,159	April 2014
Line of Credit CAD	6.8%	—	6.8%	—	April 2014
Total Line of Credit		$132,412		$144,159
 (1)    Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of December 31, 2012 and December 31, 2011. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of this facility were $1,879 and $3,264 at December 31, 2012 and December 31, 2011, respectively, and are included in the other assets line on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the facility.

The Company has accrued interest on its lines of credit of $168 and $171 at December 31, 2012 and December 31, 2011, respectively, which are included in the accrued interest and other liabilities line item on the consolidated balance sheets.

At December 31, 2012, our availability under the line of credit was $82.1 million based on our borrowing base calculation.

The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2012:

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
			Unused line fees of 0.50% to 0.75% of borrowing capacity depending on the amount of remaining borrowing capacity.	Due at maturity.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	December 31, 2012			December 31, 2011
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $3,069 and $3,788 unamortized discount	11.625%	$286,931	April 2017	11.625%	$286,212	April 2017
Other Notes Payable	4.13 - 8.00%	1,962	2015 - 2021	6.33 - 8.00%	4,058	2012 - 2021
Total Notes Payable		$288,893			$290,270
 (1)    Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of December 31, 2012 and December 31, 2011.

The remaining unamortized costs of the Senior Second Lien notes were $5,427 and $6,708 at December 31, 2012 and December 31, 2011, respectively, and are included in the other assets line on the consolidated balance sheets.  These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien notes payable of $8,428 at December 31, 2012 and at December 31, 2011, which is included in the accrued interest and other liabilities line item on the consolidated balance sheets.

Type of Debt	Guarantee/Collateral	Interest Rate Terms	Repayment Terms
Second Lien Notes
Jointly and severally guaranteed by substantially all of SquareTwo's existing and future domestic subsidiaries. Guarantees are secured by a second priority lien by substantially all of the guarantors' assets.
		11.625% annual interest paid semi-annually in cash, on April 1 and October 1.	Mandatory redemption not required. Optional redemption permitted at any time, in whole or in part, subject to certain redemption prices and make-whole premiums based on the date of the redemption.

Other Notes	Underlying stock and computer equipment	Fixed interest rate of 4.13 - 8.00%	Due in monthly principal and interest payments through maturity

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditure limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement is $200.0 million for each of the trailing twelve month periods following the fiscal quarter ending March 31, 2012. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8.0 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations, as defined, are $3.0 million in any fiscal year. Both the credit facility and the indenture also contain covenants that limit, among other restrictions, the Company's ability to incur additional indebtedness, sell or transfer certain assets, declare or pay dividends or make certain investments. All covenants and restrictions, including the aforementioned covenants and restrictions are further detailed in the senior revolving credit facility and the Second Lien Notes agreements.

As of December 31, 2012, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit at December 31, 2012 and 2011 totaling $462 and $350, respectively. At December 31, 2012, letters of credit totaling $462 had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

Scheduled Debt Maturities

Principal payments due during each of the next five calendar years and thereafter for the Company's line of credit and notes payable are as follows as of December 31, 2012:

	Line of Credit		Notes Payable
	Regularly scheduled principal amortization	Final maturities and other	Regularly scheduled principal amortization	Final maturities and other(1)	Total
2013	$—	$—	$490	$—	$490
2014	—	132,412	629	—	133,041
2015	—	—	582	—	582
2016	—	—	47	—	47
2017	—	—	39	290,000	290,039
Thereafter	—	—	175	—	175
Total	$—	$132,412	$1,962	$290,000	$424,374
(1)    The maturity of $290,000 is grossed up for the unamortized discount of $3,069 which is included in notes payable on the consolidated balance sheets.

7. Stockholder's Equity

Common Stock

As of December 31, 2012 and 2011, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Non-Controlling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the non-controlling interest in CCL are shown on our consolidated statements of operations and comprehensive income (loss).

Accumulated Other Comprehensive Income

During the years ended December 31, 2012, 2011, and 2010, comprehensive income (loss) included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive income (loss):

Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$(124)	$(124)
Currency translation adjustment, net of tax of $1	(2)	(2)
Balance, December 31, 2010	(126)	(126)
Currency translation adjustment, net of tax of $0	(215)	(215)
Balance, December 31, 2011	(341)	(341)
Currency translation adjustment, net of tax of $0	230	230
Balance, December 31, 2012	$(111)	$(111)

8. Stock Compensation

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

At December 31, 2012, 36,108 shares of Parent Common Stock and 15,142 shares of Parent Series A-2 Non-Convertible Preferred Stock were available for future issuance under the Equity Plan. Stock options to purchase Parent Common Stock and Parent Series A-2 Non-Convertible Preferred Stock may be granted with an exercise price not less than the fair market value of the common stock at the date the options are granted. The maximum term for options granted under the Equity Plan is 10 years.

The Equity Plan permits the granting of Parent stock options to certain employees, officers and directors of the Company as well as franchisees. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of issuance. They generally vest over one to five years of continuous service, and have 10-year contractual terms. The Equity Plan permits the granting of authorized, but unissued, or reacquired shares of Parent stock to satisfy exercises of options.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based awards. All employee and director options are amortized ratably over the requisite service period of the awards, which is generally the vesting periods. Options granted to franchisees are considered to be granted to non-employees and require variable accounting; therefore, the franchise options are revalued as they vest and the amount of expense is based upon the revalued amount.

The expected term of options granted, expected volatility, and forfeitures are based on data specific to each class under the assumption that the different groups have different characteristics. For the purpose of this analysis these classes include: (i) employees and officers, (ii) directors, and (iii) franchisees. The assumptions below are used by the Company to determine the fair value of stock-based awards.

Expected Term. The expected term of options granted represents the period of time for which the options are expected to be outstanding. Based on historical activity, the Company currently uses the contractual term as the expected term for related awards for all classes.

Expected Volatility. The expected volatility is based on the average historical volatility of several publicly traded companies within the Company's industry.

Risk-Free Interest Rate. The risk-free interest rate is derived from the U.S. Treasury rate in effect at the date of grant.

Dividends. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option pricing model.

Forfeitures. ASC 718, "Compensation—Stock Compensation", requires the Company to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical forfeiture rate. Based on the internal analysis, the expected forfeiture rates over the options' requisite service period were determined to be 50% of options granted to employees and officers, and 0% of options granted to directors and franchisees.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model. The following table details our weighted-average assumptions for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Weighted average fair value of options granted	$12.00	$12.40	$12.90
Risk free interest rate	1.63% - 1.72%	1.92% - 2.93%	2.56% - 3.82%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company's stock	49%	50%	51%
Weighted average expected life of options	10 years	10 years	10 years

The following table presents a summary of stock options granted and stock compensation expense recognized during the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Stock options granted
Employees	—	1,200	12,650
Franchises	—	—	—
Directors	1,500	1,500	4,000
Total stock options granted	1,500	2,700	16,650
Stock compensation expense
Employees	$55	$185	$174
Franchises	69	96	684
Directors	28	20	—
Total stock compensation expense	$152	$301	$858
Related tax benefit recognized	$—	$—	$—

Employee, franchise and director stock option compensation expense is recorded in the salaries and payroll taxes line item, other direct operating expenses line item, and general and administrative line item in the consolidated statements of operations and comprehensive income (loss), respectively. During the years ended December 31, 2012 and 2011, we received cash proceeds from the exercise of stock options of $87 and $58, respectively.

Unrecognized compensation cost related to stock options as of December 31, 2012 and 2011 was $238 and $464, respectively. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options as of December 31, 2012 and 2011 was approximately 2.0 years and 2.1 years, respectively.

A summary of Parent's stock option activity for the year ended December 31, 2012 is presented below (all numbers are in whole dollars except aggregate intrinsic value, which is in thousands):

	Common Stock of Parent				Series A-2 Preferred Stock of Parent
	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value
				('000s)				('000s)
Outstanding, beginning of year	86,275	$0.01 - $75.00	$28.12		22,357	$0.01	$0.01
Granted	1,500	20.00	20.00		—	—	—
Cancelled/forfeited	(2,571)	20.00 - 75.00	47.82		—	—	—
Exercised	(3,830)	0.01 - 75.00	22.68		(2,141)	0.01	0.01
Outstanding, end of year	81,374	$0.01 - $75.00	$27.61	$404	20,216	$0.01	$0.01	$2,019
Exercisable, end of year	61,092	$0.01 - $75.00	$27.86	$404	20,216	$0.01	$0.01	$2,019

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $257, $185, and $231, respectively. As of December 31, 2012 the weighted-average remaining contractual term of options outstanding and options exercisable was 4.9 years and 4.3 years, respectively.

9. Fair Value of Financial Instruments

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$251,682	$778,675	$—	$—	$778,675
Line of credit(2)	132,412	132,412	—	132,412	—
Second Lien Notes, net of $3,069 unamortized discount(3)	286,931	280,479	280,479	—	—
Other Notes Payable(4)	1,962	1,962	—	1,962	—

	December 31, 2011
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$243,413	$607,904	$—	$—	$607,904
Line of credit(2)	144,159	144,159	—	144,159	—
Second Lien Notes, net of $3,788 unamortized discount(3)	286,212	281,862	281,862	—	—
Other Notes Payable(4)	4,058	4,058	—	4,058	—
(1)    The Company's estimated fair value of purchased debt has been determined using our ERP discounted using a rate that approximates our weighted average cost of capital. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. ERP for purchased debt owned by our Canadian subsidiary have been included in the calculation of fair value beginning January 1, 2012.

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

10. Income Taxes

For financial statement reporting purposes, the Company is treated as a stand-alone entity, and therefore all components of the provision for, or benefit from income taxes as well as the deferred tax assets and liabilities recognized herein reflect only the financial results and position of SquareTwo. For income tax purposes, the Company is included in the consolidated return of Parent. Parent files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Parent's U.S. federal income tax returns were last examined for the tax year ended December 31, 2004, and Parent potentially remains subject to examination for all tax years ended on or after December 31, 2008.

Due to a tax sharing agreement in place between SquareTwo and Parent, the Company can utilize Parent's federal and state net operating loss carryforwards (“NOLs”), which at December 31, 2012, were $248.8 million and $239.6 million, respectively, including net operating loss carryforwards attributable to the Company.  If not utilized, the federal NOLs will expire in years 2028 through 2032 and the state NOLs will expire in years 2015 through 2032.

The amounts of income from operations before income taxes and noncontrolling interest by U.S. and Canadian jurisdictions for the periods ended December 31 are as follows:

	2012	2011	2010
Income (loss) before taxes:
U.S.	$8,894	$(47,072)	$(87,049)
Canada	19,155	8,756	2,513
Total income (loss) before taxes	$28,049	$(38,316)	$(84,536)

The components of the (provision for) benefit from income taxes from continuing operations for the Company for the years ended December 31 are as follows:

	2012	2011	2010
Current:
Federal	$—	$—	$—
State	(225)	(296)	(3)
Canada	(5,076)	(2,476)	(251)
Total current tax expense	(5,301)	(2,772)	(254)
Deferred:
Federal	—	—	10,512
State	(134)	(33)	749
Canada	—	—	5
Total deferred (expense) tax benefit	(134)	(33)	11,266
Total tax (expense) benefit	$(5,435)	$(2,805)	$11,012

 At December 31, the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Federal and state net operating loss	$63,281	$60,679
Valuation allowance on cost recovery assets	5,260	3,895
Amortization of loan fees and debt discount	601	423
Stock option expense	379	379
Accrued compensation and other	401	275
Deferred rent expense	292	289
Other	201	301
Total deferred tax assets	70,415	66,241
Deferred tax liabilities:
Level yield revenue	(30,727)	(23,543)
Property and equipment	(4,155)	(2,986)
Step-up in basis on purchased debt	(535)	(582)
Partners Network intangible asset	(9,605)	(9,471)
Debt acquisition costs	(455)	(412)
Total deferred tax liabilities	(45,477)	(36,994)
Valuation allowance	(34,538)	(38,713)
Net deferred tax liability	$(9,600)	$(9,466)

At December 31, 2012, the Company had a federal net operating loss carryforward of $164.8 million that if not utilized will expire in the years ending December 31, 2029 through 2032. As of December 31, 2012, the Company had a state net operating loss carryforward of $173.3 million that if not utilized will expire in years ending December 31, 2015 through 2032.

As of the year ended December 31, 2012, the Company recorded a valuation allowance of $34.5 million against certain deferred tax assets including federal and state net operating losses, which may not be utilized within their available carryforward periods. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $9.6 million at December 31, 2012 is almost entirely attributable to the deferred tax liability associated with the Company’s indefinite lived Partners Network intangible asset. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made. The book-to-tax basis differences in Canada were minimal at December 31, 2012 and 2011.

For the year ended December 31, 2012, the combined state, federal and Canadian tax rate from operations was 19.4%. The difference between the total income tax expense and the income tax expense computed using the statutory rate of 35% resulted from state taxes, Canadian taxes, change in valuation allowance, and permanent differences for tax purposes in the treatment of certain nondeductible expenses, as follows:

	2012	2011	2010
Computed tax (expense) benefit at statutory federal rate	$(9,817)	$13,411	$29,588
Decrease (increase) in valuation allowance	4,175	(17,427)	(21,286)
Foreign tax rate differential	1,628	591	100
State tax (expense) benefit, net of federal benefit	(533)	1,352	2,353
Other	(888)	(732)	257
Total income tax (expense) benefit	$(5,435)	$(2,805)	$11,012

Before the impact of the valuation allowance, the effective tax rates for the years ended December 31, 2012, 2011, and 2010 were 34.3%, 38.2%, and 38.2%, respectively. The change in the rate is primarily attributable to a greater portion of income taxed in Canada at a lower statutory rate, including a decrease in the Canadian rate from 28.3% in 2011 to 26.5% in 2012.

The Company evaluates its uncertain tax positions in accordance with a two-step process. The first step is recognition: the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There were no unrecognized tax benefits as of December 31, 2012.

As of December 31, 2012, no provision had been made for United States federal and state income taxes on outside tax basis differences, which primarily relate to accumulated foreign earnings of approximately $28.7 million, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to Canada. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11. Commitments and Contingencies

Leases

Our office facilities are under various operating lease agreements, which are included in general and administrative expenses. Rent expense on our office facilities totaled approximately $1,602, $1,585, and $1,566 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company also leases certain software and various types of equipment through a combination of capital and operating leases.

At December 31, 2012, the total future minimum lease payments are as follows:

	Capital Lease Obligations	Operating Leases
Year ended December 31
2013	$1,158	$2,964
2014	876	2,901
2015	298	2,693
2016	50	2,484
2017	—	645
Thereafter	—	98
Total minimum lease payments	$2,382	$11,785
Less amount representing interest	(168)
Total principal	$2,214

401(k) Savings

The Company offers participation in Parent's 401(k) profit-sharing plan. Eligible employees may make voluntary contributions which are matched by the Company up to 4% of the employee's compensation up to eligible limits. The amount of employee contributions are limited as specified in the profit-sharing plan. The Company may, at its discretion, make additional contributions. For the years ended December 31, 2012, 2011, and 2010, the Company made contributions of approximately $555, $493, and $467, respectively.

Franchise Asset Purchase Program

During the year ended December 31, 2001, the Company approved an offering to its Partners Network that provided them with the opportunity to invest in the Company's purchased debt. Under the terms of the agreement, the franchisees had the opportunity to invest in 10% to 20% of the Company's monthly investment in purchased debt, with their return based on actual collections.

A similar program continued in 2006, effective for debt purchases in the fourth quarter of 2005. As of December 31, 2012 and 2011, the remaining investments by the franchisees under these plans are approximately $1,432 and $1,734, respectively. These amounts have been classified as a contra-asset to purchased debt in the accompanying consolidated balance sheets. The program was discontinued prospectively during the year ended December 31, 2010.

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can generally be canceled by the Company at its discretion with 60 days’ notice. At December 31, 2012, the Company had non-cancelable obligations outstanding to purchase $5.0 million in face value of debt at an aggregate price of $0.4 million under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

During 2011, CCL, one of the Company's subsidiaries in Canada, received an inquiry from the Canada Revenue Agency (“CRA”) in regards to their compliance with the harmonized sales tax (“HST”) for the four years ended June 30, 2011.  While the CRA made a preliminary assessment against CCL in the amount of approximately $1.3 million, not including interest, for the aforementioned period, the agency also requested additional documentation and information regarding the Company's position pertinent to this matter.  The Company believes CCL is exempt from the assessed HST and has furnished to the CRA the information requested along with a detailed explanation of the technical merits of its position.

During 2012, just prior to the case being reassigned to a new auditor at the CRA, CCL received an additional HST assessment in the amount of approximately $0.7 million for the six months ended December 31, 2011.  No additional assessments for any period during 2012 have been received to date.  While the Company has periodically corresponded with CRA and the new auditor during its ongoing review, as of the date of this filing, the CRA has not advised CCL of the outcome or the likely outcome of its review.  As such, the Company continues to believe that it is probable that its objection will be substantially upheld.

The Company has estimated the reasonably possible loss, in the event CCL's objection is not upheld, to be in the range of zero to approximately $1.7 million in excess of immaterial amounts recognized to date.  This range includes an estimate of the reasonably possible impact of the formal assessments received to date as well as any potential future assessments for the 12 months ended December 31, 2012.

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

12. Related-Party Transactions

Notes Payable/Receivable to/from Related Parties

At December 31, 2012 and 2011, the Company had notes payable of $1,179 and $1,439 to individuals who are deemed related parties because of their relationship with the Company's founder and current Chairman of the Board. These notes payable relate to a stock redemption plan that redeemed all of the shares formally owned by these individuals, but left the promissory notes held by these individuals outstanding, and are included in notes payable in the consolidated balance sheets.

At December 31, 2012 and 2011, the Company had notes receivable of $1,165 and $1,261, respectively from employees, former employees, and franchises owned by certain officers, directors, and stockholders.

Amounts Due To/From Related Parties

At December 31, 2012 and 2011, the Company had accounts payable, net of accounts receivable, totaling $2,714 and $3,060, respectively, due to franchises owned by certain officers, directors, and stockholders.

Revenues

Collections on our purchased debt and contingent debt collections are our primary sources of revenues as described in Note 2. Revenues are not accounted for on an individual franchise basis. Collections by officer-owned franchises totaled $45,439, $32,994, and $26,593 for the years ended December 31, 2012, 2011, and 2010, respectively.

Servicing Fees

We paid purchased debt servicing fees, net of royalties, to officer-owned franchises totaling $13,584, $9,421, and $7,445 for the years ended December 31, 2012, 2011, and 2010, respectively.

Management Fees

The Company pays a management fee to a private equity firm which manages both its own investment in Parent, and the investments of others in Parent. The fee is related to services provided for management and administrative oversight, and strategic and tactical planning and advice. The fees for each of the years ended December 31, 2012, 2011, and 2010 were $500.

13. Significant Concentrations and Significant Customers

Our franchises provide a significant amount of our collections on purchased debt. Partners may own one or more franchise locations. Collections for the top five Partners, as a percentage of total collections, for the year ended December 31, 2012 are as follows:

2012
Partner A	9.1%
Partner B	8.6
Partner C	7.9
Partner D	6.0
Partner E	3.9

At December 31, 2012 and 2011, the Company had trade receivables due from these franchises totaling approximately $264 and $142, respectively.

While the Company typically purchases debt portfolios from several different sources, most of the debt has historically been originated at approximately ten major banks and credit card issuers. Debt issuers that represented a significant share of the Company's purchases are as follows:

2012
Issuer A	22.2%
Issuer B	21.0
Issuer C	20.8
Issuer D	9.7
Issuer E	5.2

14. Segment Information

In its operation of the business, the chief operating decision maker ("CODM"), our Chief Executive Officer, reviews certain financial information, including segment statements of profitability prepared on a basis not consistent with GAAP. The segment information within this note is reported on that basis. The CODM evaluates this information in deciding how to allocate resources and in assessing performance. The Company has two reportable operating segments: Canada operations and Domestic operations, which have been determined based on the way our Board of Directors, the CODM, and our Senior Leadership Team review the Company's strategy and performance.

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

The following tables present the Company's operating segment results for the years ended December 31, 2012, 2011, and 2010:

Cash Proceeds on Purchased Debt:

	Year Ended December 31,
Cash Proceeds on Purchased Debt	2012	2011	2010
Domestic	$560,808	$434,740	$323,263
Canada	47,209	35,940	13,817
Consolidated	$608,017	$470,680	$337,080

Total Revenues:

	Year Ended December 31,
Total Revenues	2012	2011	2010
Domestic	$324,645	$215,030	$124,494
Canada	29,632	15,809	6,482
Consolidated	$354,277	$230,839	$130,976

Adjusted EBITDA:

	Year Ended December 31,
Adjusted EBITDA(1)	2012	2011	2010
Domestic	$311,168	$236,130	$182,668
Canada	37,123	29,550	10,701
Consolidated	$348,291	$265,680	$193,369
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

Segment net income or loss is not presented consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

	Year Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	December 31,
	2012	2011	2010
Net income (loss)	$22,614	$(41,121)	$(73,524)
Interest expense	48,456	49,113	45,982
Interest income	(77)	(1,675)	(234)
Income tax expense (benefit)	5,435	2,805	(11,012)
Depreciation and amortization	6,860	5,264	5,517
EBITDA	83,288	14,386	(33,271)
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	272,767	223,619	153,611
Amortization of step-up of carrying value(2)	142	274	534
Change in valuation allowance(3)	(7,737)	25,764	66,477
Certain other or non-cash expenses
Stock option expense(4)	152	301	903
Net gain on sale of property and equipment	(2,679)	—	—
Loss on debt extinguishment	—	—	2,761
Other(5)	2,358	1,336	2,354
Adjusted EBITDA	$348,291	$265,680	$193,369

(1)    Cash proceeds applied to the carrying value of purchased debt rather than recorded as revenue.

(2)    Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of the Company by Parent.

(3)    Represents changes in non-cash valuation allowances on purchased debt.

(4)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and franchisees.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

	Year Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	December 31,
	2012	2011	2010
Net cash provided by operating activities	$23,479	$18,688	$6,911
Proceeds recorded as reduction of carrying value(1)	272,767	223,619	153,611
Interest expense to be paid in cash(2)	44,833	45,602	40,667
Interest income	(77)	(1,675)	(234)
Other non-cash expense	(836)	(2,673)	(2,807)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(1,065)	488	(235)
Other operating assets and liabilities and deferred taxes(4)	4,076	(22,510)	4,114
Income tax expense (benefit)	5,435	2,805	(11,012)
Net gain on sale of property and equipment	(2,679)	—	—
Other(5)	2,358	1,336	2,354
Adjusted EBITDA	$348,291	$265,680	$193,369
(1)    Cash proceeds applied to the carrying value of purchased debt are shown in the investing activities section of the consolidated statements of cash flows.

(2)    Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)    Represents the change in restricted cash balances for the period due to the timing of payments on our lines of credit and semi-annual interest payments on our Second Lien Notes.

(4)    The amount represents timing differences due to the recognition of certain expenses and revenue items on a cash versus accrual basis.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, and severance expense.

Segment assets were as follows as of December 31, 2012 and December 31, 2011:

	December 31,
Total Assets	2012	2011
Domestic	$455,099	$460,216
Canada	25,137	10,378
Consolidated	$480,236	$470,594

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at December 31, 2012 or December 31, 2011.

15. Quarterly Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

Quarter Ended	March 31	June 30	September 30	December 31	Total
2012
Total revenues	$78,066	$84,535	$96,901	$94,775	$354,277
Total operating expenses	66,465	73,378	71,538	68,652	280,033
Operating income	11,601	11,157	25,363	26,123	74,244
Total other expenses	12,294	9,729	12,165	12,007	46,195
(Loss) Income before income taxes	(693)	1,428	13,198	14,116	28,049
Income tax expense	(1,418)	(1,284)	(1,352)	(1,381)	(5,435)
Net (loss) income	(2,111)	144	11,846	12,735	22,614
Less: Net income attributable to noncontrolling interest	494	520	485	453	1,952
Net (loss) income attributable to SquareTwo	$(2,605)	$(376)	$11,361	$12,282	$20,662

2011
Total revenues	$56,058	$59,709	$58,866	$56,206	$230,839
Total operating expenses	48,379	56,856	56,474	59,391	221,100
Operating income (loss)	7,679	2,853	2,392	(3,185)	9,739
Total other expenses	12,332	12,505	10,915	12,303	48,055
Loss before income taxes	(4,653)	(9,652)	(8,523)	(15,488)	(38,316)
Income tax expense	(566)	(701)	(837)	(701)	(2,805)
Net loss	(5,219)	(10,353)	(9,360)	(16,189)	(41,121)
Less: Net income attributable to noncontrolling interest	188	242	282	157	869
Net loss attributable to SquareTwo	$(5,407)	$(10,595)	$(9,642)	$(16,346)	$(41,990)

16. Supplemental Guarantor Information

The payment obligations under the Second Lien Notes (see Note 6) are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) 100% owned existing and future domestic subsidiaries (“Guarantor Subsidiaries”), that guarantee, or are otherwise obligors with respect to, indebtedness under the Borrower’s senior revolving credit facility. The Second Lien Notes are not guaranteed by Parent.

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

Consolidating Balance Sheets

	December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$7,538	$—	$7,538
Restricted cash	(962)	12,345	—	—	11,383
Receivables:
Trade, net of allowance for doubtful accounts	874	106	557	—	1,537
Notes receivable, net of allowance for doubtful accounts	252	—	226	—	478
Purchased debt, net	107	236,005	15,570	—	251,682
Property and equipment, net	23,968	76	278	—	24,322
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	9,547	1,228	1,173	—	11,948
Investment in subsidiaries	268,513	—	—	(268,513)	—
Total assets	$473,078	$249,760	$25,911	$(268,513)	$480,236
Liabilities and equity (deficiency)
Payables:
Contingent clients	$4	$17	$—	$—	$21
Accounts payable, trade	2,601	100	(46)	—	2,655
Payable from trust accounts	1,580	139	54	—	1,773
Payable to Borrower	—	354,431	4,530	(358,961)	—
Taxes payable	108	—	2,664	—	2,772
Accrued interest and other liabilities	25,543	743	571	—	26,857
Deferred tax liability	9,605	—	(5)	—	9,600
Line of credit	132,412	—	—	—	132,412
Notes payable, net of discount	288,893	—	—	—	288,893
Obligations under capital lease agreements	2,214	—	—	—	2,214
Total liabilities	462,960	355,430	7,768	(358,961)	467,197
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,134	(202)	1	201	190,134
(Accumulated deficit) retained earnings	(180,016)	(105,468)	15,221	90,247	(180,016)
Accumulated other comprehensive loss	—	—	(111)	—	(111)
Total equity (deficiency) before noncontrolling interest	10,118	(105,670)	15,111	90,448	10,007
Noncontrolling interest	—	—	3,032	—	3,032
Total equity (deficiency)	10,118	(105,670)	18,143	90,448	13,039
Total liabilities and equity (deficiency)	$473,078	$249,760	$25,911	$(268,513)	$480,236

	December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$9	$82	$2,566	$—	$2,657
Restricted cash	(93)	12,540	—	—	12,447
Receivables:
Contingent clients	3	214	—	—	217
Trade, net of allowance for doubtful accounts	648	(84)	39	—	603
Notes receivable, net of allowance for doubtful accounts	564	—	221	—	785
Purchased debt, net	249	236,815	6,349	—	243,413
Property and equipment, net	24,375	29	270	—	24,674
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	12,909	1,148	393	—	14,450
Investment in subsidiaries	254,681	—	—	(254,681)	—
Total assets	$464,124	$250,744	$10,407	$(254,681)	$470,594
Liabilities and (deficiency) equity
Payables:
Contingent clients	$150	$92	$—	$—	$242
Accounts payable, trade	3,167	5	43	—	3,215
Payable from trust accounts	1,468	187	18	—	1,673
Payable to Borrower	—	368,361	—	(368,361)	—
Taxes payable	68	—	2,153	—	2,221
Accrued interest and other liabilities	25,563	91	530	—	26,184
Deferred tax liability	9,471	—	(5)	—	9,466
Line of credit	144,159	—	—	—	144,159
Notes payable, net of discount	287,652	—	2,618	—	290,270
Obligations under capital lease agreements	3,208	—	—	—	3,208
Total liabilities	474,906	368,736	5,357	(368,361)	480,638
(Deficiency) equity
Common stock	—	—	—	—	—
Additional paid-in capital	189,895	(684)	2,433	(1,749)	189,895
(Accumulated deficit) retained earnings	(200,677)	(117,308)	1,878	115,429	(200,678)
Accumulated other comprehensive loss	—	—	(341)	—	(341)
Total (deficiency) equity before noncontrolling interest	(10,782)	(117,992)	3,970	113,680	(11,124)
Noncontrolling interest	—	—	1,080	—	1,080
Total (deficiency) equity	(10,782)	(117,992)	5,050	113,680	(10,044)
Total liabilities and (deficiency) equity	$464,124	$250,744	$10,407	$(254,681)	$470,594

Consolidating Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$13,196	$311,208	$28,956	$—	$353,360
Contingent debt	148	24	613	—	785
Other revenue	45	—	87	—	132
Total revenues	13,389	311,232	29,656	—	354,277
Expenses
Collection expenses on:
Purchased debt	—	180,493	8,716	—	189,209
Contingent debt	31	26	—	—	57
Court costs, net	—	36,905	412	—	37,317
Other direct operating expenses	—	7,785	16	—	7,801
Salaries and payroll taxes	6,062	19,594	480	—	26,136
General and administrative	1,022	9,563	2,068	—	12,653
Depreciation and amortization	3,977	2,832	51	—	6,860
Total operating expenses	11,092	257,198	11,743	—	280,033
Operating income	2,297	54,034	17,913	—	74,244
Other expenses
Interest expense	6,185	42,195	76	—	48,456
Other expense (income)	273	—	(2,534)	—	(2,261)
Total other expenses	6,458	42,195	(2,458)	—	46,195
(Loss) income before income taxes	(4,161)	11,839	20,371	—	28,049
Income tax expense	(359)	—	(5,076)	—	(5,435)
Income from subsidiaries	25,182	—	—	(25,182)	—
Net income	20,662	11,839	15,295	(25,182)	22,614
Less: Net income attributable to the noncontrolling interest	—	—	1,952	—	1,952
Net income attributable to SquareTwo	$20,662	$11,839	$13,343	$(25,182)	$20,662
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	230	—	230
Comprehensive income	$20,662	$11,839	$15,525	$(25,182)	$22,844
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,952	—	1,952
Comprehensive income attributable to SquareTwo	$20,662	$11,839	$13,573	$(25,182)	$20,892

	Year Ended December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$8,908	$202,801	$15,359	$—	$227,068
Contingent debt	2,085	992	384	—	3,461
Other revenue	(72)	31	351	—	310
Total revenues	10,921	203,824	16,094	—	230,839
Expenses
Collection expenses on:
Purchased debt	—	139,128	5,128	—	144,256
Contingent debt	2,582	42	—	—	2,624
Court costs, net	—	26,032	248	—	26,280
Other direct operating expenses	—	6,823	—	—	6,823
Salaries and payroll taxes	6,050	18,911	683	—	25,644
General and administrative	3,183	6,500	526	—	10,209
Depreciation and amortization	73	5,175	16	—	5,264
Total operating expenses	11,888	202,611	6,601	—	221,100
Operating (loss) income	(967)	1,213	9,493	—	9,739
Other expenses
Interest expense	6,283	42,309	521	—	49,113
Other (income) expense	(1,227)	14	155	—	(1,058)
Total other expenses	5,056	42,323	676	—	48,055
(Loss) income before income taxes	(6,023)	(41,110)	8,817	—	(38,316)
Income tax expense	(329)	—	(2,476)	—	(2,805)
Loss from subsidiaries	(35,638)	—	—	35,638	—
Net (loss) income	(41,990)	(41,110)	6,341	35,638	(41,121)
Less: Net income attributable to the noncontrolling interest	—	—	869	—	869
Net (loss) income attributable to SquareTwo	$(41,990)	$(41,110)	$5,472	$35,638	$(41,990)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	(215)	—	(215)
Comprehensive (loss) income	$(41,990)	$(41,110)	$6,126	$35,638	$(41,336)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	869	—	869
Comprehensive (loss) income attributable to SquareTwo	$(41,990)	$(41,110)	$5,257	$35,638	$(42,205)

	Year Ended December 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$554	$109,547	$6,001	$—	$116,102
Contingent debt	11,994	1,718	418	—	14,130
Other revenue	42	152	550	—	744
Total revenues	12,590	111,417	6,969	—	130,976
Expenses
Collection expenses on:
Purchased debt	—	88,574	1,466	—	90,040
Contingent debt	9,587	110	—	—	9,697
Court costs, net	—	20,589	(2)	—	20,587
Other direct operating expenses	—	5,248	—	—	5,248
Salaries and payroll taxes	8,216	14,247	1,676	—	24,139
General and administrative	4,101	6,127	377	—	10,605
Depreciation and amortization	119	4,552	846	—	5,517
Total operating expenses	22,023	139,447	4,363	—	165,833
Operating income (loss)	(9,433)	(28,030)	2,606	—	(34,857)
Other expenses
Interest expense	11,955	33,372	655	—	45,982
Other expense	3,697	—	—	—	3,697
Total other expenses	15,652	33,372	655	—	49,679
(Loss) income before income taxes	(25,085)	(61,402)	1,951	—	(84,536)
Income tax benefit (expense)	11,258	—	(246)	—	11,012
Loss from subsidiaries	(59,723)	—	—	59,723	—
Net (loss) income	(73,550)	(61,402)	1,705	59,723	(73,524)
Less: Net income attributable to the noncontrolling interest	—	—	26	—	26
Net (loss) income attributable to SquareTwo	$(73,550)	$(61,402)	$1,679	$59,723	$(73,550)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	(2)	—	(2)
Comprehensive (loss) income	$(73,550)	$(61,402)	$1,703	$59,723	$(73,526)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	26	—	26
Comprehensive (loss) income attributable to SquareTwo	$(73,550)	$(61,402)	$1,677	$59,723	$(73,552)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$20,662	$11,839	$15,295	$(25,182)	$22,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,977	2,832	51	—	6,860
Amortization of loan origination fees and debt discount	3,623	—	—	—	3,623
Recovery of step-up in basis of purchased debt	142	—	—	—	142
Change in valuation allowance of purchased debt	—	(7,737)	—	—	(7,737)
Expenses for stock options	83	69	—	—	152
Other non-cash expense	2,825	1,456	(3,445)	—	836
Deferred tax provision	134	—	—	—	134
Equity in subsidiaries	(25,182)	—	—	25,182	—
Changes in operating assets and liabilities:
Income tax payable/receivable	40	—	444	—	484
Restricted cash	869	196	—	—	1,065
Other assets	(2,648)	(3,605)	1,581	—	(4,672)
Accounts payable and accrued liabilities	(621)	622	(23)	—	(22)
Net cash provided by operating activities	3,904	5,672	13,903	—	23,479
Investing activities
Investment in purchased debt	—	(246,011)	(26,746)	—	(272,757)
Proceeds applied to purchased debt principal	—	254,859	17,908	—	272,767
Payments to franchises related to asset purchase program	—	(301)	—	—	(301)
Net proceeds from notes receivable	459	—	—	—	459
Investment in subsidiaries	14,226	—	—	(14,226)	—
Investment in property and equipment, including internally developed software	(5,411)	(74)	(51)	—	(5,536)
Proceeds from sale of property and equipment, net of transaction costs	—	—	2,679	—	2,679
Net cash provided by (used in) investing activities	9,274	8,473	(6,210)	(14,226)	(2,689)
Financing activities
Proceeds from (repayment of) investment by parent, net	87	(14,226)	—	14,226	87
Payments on notes payable, net	(274)	—	(2,618)	—	(2,892)
Proceeds from lines-of-credit	562,730	—	1,482	—	564,212
Payments on lines-of-credit	(574,477)	(1)	(1,504)	—	(575,982)
Origination fees on the lines-of-credit	(200)	—	—	—	(200)
Payments on capital lease obligations	(1,053)	—	—	—	(1,053)
Net cash (used in) provided by financing activities	(13,187)	(14,227)	(2,640)	14,226	(15,828)
(Decrease) increase in cash and cash equivalents	(9)	(82)	5,053	—	4,962
Impact of foreign currency translation on cash	—	—	(81)	—	(81)
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$—	$7,538	$—	$7,538
Supplemental cash flow information
Cash paid for interest	$43,507	$1,416	$96	$—	$45,019
Cash paid for income taxes	185	—	4,631	—	4,816
Property and equipment financed with capital leases and notes payable	855	—	—	—	855

	Year Ended December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(41,990)	$(41,110)	$6,341	$35,638	$(41,121)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	73	5,175	16	—	5,264
Amortization of loan origination fees	3,511	—	—	—	3,511
Recovery of step-up in basis of purchased debt	274	—	—	—	274
Change in valuation allowance of purchased debt	—	25,764	—	—	25,764
Expenses for stock options	205	96	—	—	301
Other non-cash expense	5,055	(2,020)	(362)	—	2,673
Deferred tax provision	33	—	—	—	33
Equity in subsidiaries	35,638	—	—	(35,638)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	16,014	—	1,971	—	17,985
Restricted cash	2,971	(3,459)	—	—	(488)
Other assets	(4,680)	1,203	312	—	(3,165)
Accounts payable and accrued liabilities	7,606	(274)	325	—	7,657
Net cash provided by (used in) operating activities	24,710	(14,625)	8,603	—	18,688
Investing activities
Investment in purchased debt	—	(244,959)	(22,745)	—	(267,704)
Proceeds applied to purchased debt principal	—	203,190	20,429	—	223,619
Net proceeds from notes receivable	391	—	(230)	—	161
Investment in subsidiaries	(56,399)	—	—	56,399	—
Investment in property and equipment, including internally developed software	(4,173)	—	(243)	—	(4,416)
Net cash (used in) provided by investing activities	(60,181)	(41,769)	(2,789)	56,399	(48,340)
Financing activities
Proceeds from investment by Parent, net	66	56,399	—	(56,399)	66
Payments on notes payable, net	(241)	—	(216)	—	(457)
Proceeds from lines-of-credit	482,668	—	22,309	—	504,977
Payments on lines-of-credit	(444,735)	—	(27,313)	—	(472,048)
Origination fees on lines-of-credit and notes payable	(450)	—	—	—	(450)
Payments on capital lease obligations	(1,574)	—	—	—	(1,574)
Net cash provided by (used in) financing activities	35,734	56,399	(5,220)	(56,399)	30,514
Increase in cash and cash equivalents	263	5	594	—	862
Impact of foreign currency translation on cash	—	—	(69)	—	(69)
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$9	$82	$2,566	$—	$2,657
Supplemental cash flow information
Cash paid for interest	$43,358	$2,198	$546	$—	$46,102
Cash (received) paid for income tax refunds	(15,463)	—	323	—	(15,140)
Property and equipment financed with capital leases and notes payable	3,454	—	—	—	3,454

	Year Ended December 31, 2010
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(73,550)	$(61,402)	$1,705	$59,723	$(73,524)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	119	4,552	846	—	5,517
Amortization of loan origination fees	2,671	—	3	—	2,674
Recovery of step-up in basis of purchased debt	534	—	—	—	534
Change in valuation allowance of purchased debt	—	66,601	(124)	—	66,477
Expenses for stock options	174	729	—	—	903
Loss on debt extinguishment	2,761	—	—	—	2,761
Other non-cash expense	2,605	221	(19)	—	2,807
Deferred tax benefit	(11,261)	—	(5)	—	(11,266)
Paid in kind interest	366	2,275	—	—	2,641
Equity in subsidiaries	59,723	—	—	(59,723)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	2,601	—	251	—	2,852
Restricted cash	1,212	(977)	—	—	235
Other assets	(1,544)	144	134	—	(1,266)
Accounts payable and accrued liabilities	5,897	(322)	(9)	—	5,566
Net cash (used in) provided by operating activities	(7,692)	11,821	2,782	—	6,911
Investing activities
Investment in purchased debt	—	(164,117)	(7,706)	—	(171,823)
Proceeds applied to purchased debt principal	—	145,776	7,835	—	153,611
Net proceeds from notes receivable	267	—	—	—	267
Investment in subsidiaries	(6,538)	—	—	6,538	—
Investment in property and equipment, including internally developed software	(4,301)	(37)	(19)	—	(4,357)
Net cash (used in) provided by investing activities	(10,572)	(18,378)	110	6,538	(22,302)
Financing activities
(Repayments of) proceeds from investment by Parent, net	(30)	6,538	—	(6,538)	(30)
Proceeds from senior notes issued, net	284,969	—	—	—	284,969
Payments on notes payable, net	(245,805)	—	(217)	—	(246,022)
Proceeds from lines-of-credit	445,977	—	8,656	—	454,633
Payments on lines-of-credit	(449,642)	—	(10,100)	—	(459,742)
Origination fees on lines-of-credit and notes payable	(14,250)	—	—	—	(14,250)
Prepayment penalties on debt extinguishment	(1,184)	—	—	—	(1,184)
Payments on capital lease obligations	(1,761)	—	—	—	(1,761)
Net cash provided by (used in) financing activities	18,274	6,538	(1,661)	(6,538)	16,613
Increase (decrease) in cash and cash equivalents	10	(19)	1,231	—	1,222
Impact of foreign currency translation on cash	—	—	216	—	216
Cash and cash equivalents at beginning of period	(264)	96	594	—	426
Cash and cash equivalents at end of period	$(254)	$77	$2,041	$—	$1,864
Supplemental cash flow information
Cash paid for interest	$31,070	$3,373	$671	$—	$35,114
Cash received due to income tax refunds	(2,626)	—	—	—	(2,626)
Property and equipment financed with capital leases and notes payable	726	—	—	—	726

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management concluded that as of December 31, 2012, the Company's internal control over financial reporting is effective.

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Current Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and executive officers as of March 1, 2013:

Name	Age	Position
P. Scott Lowery	54	Chairman of the Board of Directors
Paul A. Larkins	52	President, Chief Executive Officer and Director
L. Heath Sampson	42	Senior Vice President and Chief Financial Officer
Brian W. Tuite	43	Executive Vice President and Chief Business Development Officer
William A. Weeks	40	Senior Vice President and Chief Information Officer
J.B. Richardson, Jr.	30	Senior Vice President of Operations
Richard Roth	61	Senior Vice President and Chief Marketing Officer
Bethany S. Parker	32	Senior Vice President—Franchise Development
Kristin A. Dickey	43	Senior Vice President—Human Resources
Mark D. Erickson	47	Senior Vice President—Commercial Business
Thomas G. Good	53	General Counsel and Secretary
Mark M. King	52	Director
Christopher J. Lane	51	Director
Damon S. Judd	37	Executive Vice President, Assistant Secretary and Director
Bennett Thompson	34	Director
Kimberly S. Patmore	56	Director
Thomas W. Bunn	59	Director
Thomas R. Sandler	66	Director

All of our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified, unless his office is earlier vacated in accordance with the Bylaws of the Company, or with the applicable provisions of the General Corporation Law of the State of Delaware. Messrs. King, Lane, Judd, Thompson, and Sandler were appointed by KRG and Mr. Larkins was appointed by Mr. Lowery pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding.

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

Employment Agreement with L. Heath Sampson. Effective as of August 3, 2009, SquareTwo and L. Heath Sampson entered into an Executive Employment Agreement pursuant to which Mr. Sampson agreed to serve as the Chief Financial Officer of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Sampson for cause in certain circumstances. The Executive Employment Agreement provides for a base salary of $300,000.

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

Employment Agreement with Brian W. Tuite. Effective as of July 29, 2009, SquareTwo Financial Corporation and Brian W. Tuite entered into an Executive Employment Agreement pursuant to which Mr. Tuite agreed to serve as the Chief Business Development Officer of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Tuite for cause in certain circumstances. The Executive Employment Agreement provides for a base salary of $250,000.

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

William A. Weeks has been our Senior Vice President and Chief Information Officer since April 2010. Prior to joining us, Mr. Weeks was the Senior Vice President and Chief Information Officer of Key Equipment Finance, Inc. from 2005 until 2010. Mr. Weeks earned his Sigma Six certification and a Certificate in Executive Management from the University of Colorado at Boulder. He currently serves as a member and mentor for the Chief Information Officer (CIO) Executive Council.

James B. Richardson has been our Senior Vice President of Operations since August 2010. Before assuming that role, Mr. Richardson was our Vice President of Strategic Development. Prior to joining us, Mr. Richardson was employed by KRG as an Associate from 2007 to 2009. From 2004 to 2007, Mr. Richardson was an Analyst at Wachovia Capital Markets, LLC, the investment banking subsidiary of Wachovia Corporation. Mr. Richardson earned his Bachelor of Arts in Economics and Commerce from Hampden-Sydney College.

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

Bethany S. Parker has been our Senior Vice President—Franchise Development since September 2010. Before assuming that role, Ms. Parker served in a variety of positions in the Operations arena, including senior management roles with us since joining Collect America, Ltd., SquareTwo's predecessor, in April 2001. Ms. Parker attended the University of New Hampshire Whittemore School Of Business and Economics as well as the University of Colorado at Denver.

Kristin A. Dickey has been our Senior Vice President—Human Resources since March 2011. Previously, she was a Senior Director of Human Resources at Orbitz Worldwide from 1992 to 2011. Ms. Dickey received her Bachelor's Degree from the University of Wyoming.

Mark D. Erickson has been our Senior Vice President—Commercial Business since November 2010. Prior to joining us, Mr. Erickson held multiple executive level positions from 1994 to 2009 with Key Equipment Finance, Inc., a unit of KeyCorp, engaged in small and mid-ticket commercial equipment finance and leasing. His roles included management positions in credit underwriting, lease syndications, asset management, and sales and marketing. Mr. Erickson holds a Bachelor of Arts from the University of Denver, and a Masters in Business Administration from Washington University.

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

Damon S. Judd has been our Executive Vice President, Assistant Secretary and one of our directors since August 2005. Mr. Judd is a Managing Director of KRG, and has held several positions with the firm since joining it in 2004. Prior to joining KRG, Mr. Judd worked for The Cypress Group L.L.C., a New York-based private equity fund, from 2000 to 2002. Prior to that, he worked for J.P. Morgan in its Industrials Mergers and Acquisitions group. Mr. Judd earned a Bachelor of Arts degree in Economics and Political Science from Yale University and received his Master of Business Administration from Harvard Business School. The Board of Directors determined that Mr. Judd should serve as a director due to his knowledge of financial transactions and his extensive experience working with us since the time of KRG's involvement with us.

Bennett Thompson has been one of our directors since August 2012. Since May 2007, Mr. Thompson has been employed at KRG Capital Partners, LLC, a private equity firm headquartered in Denver, Colorado, most recently serving as a Principal. Mr. Thompson graduated from Washington and Lee University with a B.A. in Economics. The Board of Directors determined that Mr. Thompson should serve as a director due to his knowledge of complex strategic and financial transactions.

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

Thomas R. Sandler has been a Director since December 2010. Mr. Sandler was the President of Thule Organization Solutions, Inc., a leading consumer product provider, from May 2004 until July 2009. Prior to that he was employed by Samsonite Corporation, where from May 1995 until February 1998 he was Worldwide Chief Financial Officer and from February 1998 until May 2004 he was the President of the Americas. Mr. Sandler graduated from Ithaca College with a

Bachelor of Science Degree in Accounting and from State University of New York—Binghamton with a Master's of Science Degree, Accounting with a Finance Emphasis. Mr. Sandler is a Certified Public Accountant. The Board of Directors determined that Mr. Sandler should serve as a director due to his many years of senior business management experience, dedication to assisting organizations achieve significant growth goals and his strong financial management experience.

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

The Audit Committee held five meetings during 2012 and met informally between meetings. Audit Committee meetings are typically held in conjunction with scheduled meetings of the Board of Directors; however, the Audit Committee also holds meetings between meetings of the Board of Directors as needed. The Audit Committee holds executive sessions, which may include the Ernst & Young audit team.

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

The Company has established a Compliance Committee consisting of certain members of the Company's management team. The Compliance Committee oversees the efforts of the Company in complying with regulatory requirements and in ensuring that the Company's customers have a positive customer experience within the context of a collections relationship. The Compliance Committee is responsible for reporting to the Audit Committee on the progress on achieving the Company's periodic compliance initiatives.

Audit Committee Report

The Board of Directors has a standing Audit Committee. The Audit Committee held five meetings during 2012 and also met informally between meetings. The Audit Committee of our Board of Directors is comprised of Kimberly Patmore, Thomas Sandler and Chris Lane, all of whom are independent under the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that each member of the Audit Committee is an "audit committee financial expert" as that term is defined in Item 407(d) of Regulation S-K. The Audit

Committee Charter is available on the Company's website at www.squaretwofinancial.com. Information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

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

The Audit Committee reviewed and discussed with management, the Company's audited consolidated financial statements for the year ended December 31, 2012, including a discussion of the acceptability and appropriateness of significant accounting policies. The Audit Committee discussed with the Company's independent auditors matters related to the conduct of the audit of the Company's consolidated financial statements. The Audit Committee also reviewed with management and the independent auditors the reasonableness of significant estimates and judgments made in preparing the consolidated financial statements, as well as the clarity of the disclosures in the consolidated financial statements and related notes.

The Audit Committee has discussed with the Company's independent auditors the matters required to be discussed by PCAOB Auditing Standard No. 16, Communications with Audit Committees.

The Audit Committee has received written communications from Ernst & Young as required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with Ernst & Young their independence. The Audit Committee has concluded that the audit and permitted non-audit services which were provided by Ernst & Young in 2012 were compatible with, and did not negatively impact, their independence.

In 2012 the Audit Committee met with the Company's Vice President of Internal Audit and with its independent auditors, with and without management present, to discuss the overall quality of the Company's financial reporting. The Audit Committee also reviewed with management the Company's audited consolidated financial statements and related notes and the acceptability and appropriateness of significant accounting policies. Based on the reviews and discussions described in this Annual Report on Form 10-K, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in this Annual Report on Form 10-K and in the charter, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements and related notes be included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Ernst & Young has been recommended by the Audit Committee of the Board of Directors for reappointment as the Independent Registered Public Accounting Firm for the Company. The Board of Directors has appointed Ernst & Young as the Company's Independent Registered Public Accounting Firm for the year ending December 31, 2013.

Code of Ethics

The Company has adopted a code of ethics entitled the “Code of Business Conduct” applicable to our directors, employees and officers, including our principal executive officer and our principal financial and accounting officer. A copy of this Code of Business Conduct is located on the investor relations page of our website which is www.squaretwofinancial.com. We will post amendments to or waivers of the provisions of the Code of Business Conduct, if any, made with respect to any of our directors and executive officers on that website unless otherwise required to disclose any waiver in a Current Report on Form 8-K. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

The purpose of this compensation discussion and analysis ("CD&A") is to provide information about each material element of compensation earned by our "Named Executive Officers" during our 2012 fiscal year. The following discussion and analysis should be read in conjunction with the "2012 Summary Compensation Table" and related tables and narrative that are presented herein.

For our 2012 fiscal year, our Named Executive Officers were:

• P. Scott Lowery, who is our Chairman of the Board of Directors.

• Paul A. Larkins, who is our President and Chief Executive Officer.

• L. Heath Sampson, who is our Chief Financial Officer.

• Brian W. Tuite, who is our Chief Business Development Officer.

• J.B. Richardson, Jr., who is our Senior Vice President of Operations.

This CD&A addresses and provides the context behind the numerical and related information contained in the "2012 Summary Compensation Table" and related tables and includes actions regarding executive compensation that occurred after the end of our 2012 fiscal year, including the award of bonuses related to 2012 performance, the establishment of salaries, and the adoption of any new, or the modification of any existing, compensation programs.

Processes and Procedures for Considering and Determining Executive and Director Compensation

Our executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the compensation of our Chief Executive Officer and Chairman of the Board of Directors and approves the compensation of the remaining Named Executive Officers. With the assistance of the Chief Executive Officer, the Compensation Committee administers CA Holding's 2005 Equity Incentive Plan ("Equity Plan"). Under the Compensation Committee Charter, the Compensation Committee has the authority to:

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

Overview

Our Compensation Philosophy and Purpose. The Compensation Committee is charged with establishing and reviewing the performance and compensation of our executive officers. Our compensation philosophy is to establish and maintain base salaries, bonus plans and equity-based compensation plans that attract and retain qualified executive officers and key employees necessary for our continued successful operation and growth. The underlying goal of our compensation plans is to ensure that management is rewarded appropriately for its contributions to our growth and profitability in alignment with our short and long term objectives and stockholder interests, while not rewarding those actions that expose us and our key stakeholders to undue risk.

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

• Stockholder Alignment. In general, the payment of our incentive compensation is dependent upon the achievement of targeted corporate operating measures, including those relating to the Company's financial, operational and compliance objectives, together with an evaluation of departmental and individual contributions to the Company in meeting these objectives. We believe that basing a significant component of employee compensation on corporate results and performance aligns employee interests with long term stockholder interests without encouraging unduly risky behavior. We also believe that (i) granting options to our executives to purchase substantial equity interests or (ii) allowing our executives to purchase Series B-2 Contingent Convertible Preferred Stock in CA Holding, the company that owns 100% of our issued and outstanding stock, provides significant incentive to the executive officers to perform in a manner that best balances the need for growth and risk management in a fashion that aligns management incentives with the goals of the other stockholders.

• Retention of Key Individuals. We believe that our compensation program is designed to attract and retain highly talented individuals critical to our success by providing competitive total compensation with significant retention features. The Company is highly dependent on attracting and retaining individuals with significant management experience and therefore, the Compensation Committee believes that the compensation packages granted to executive officers must provide them appropriate incentives to remain with the Company. Our compensation philosophy is designed to retain our executives and other key employees, while also strongly aligning their incentives with the long term goals of the stockholders of our parent company.

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

While executives have more of their total compensation at risk than other employees, the principles that serve as the basis for executive officer compensation practices apply to the compensation plans for all employees who are eligible for incentive compensation; namely, corporate, departmental and individual performance drive incentive compensation in a manner that holds the individual accountable for performance while also aligning employee interests with the long range interests of our stockholders.

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

With respect to its periodic review of salaries for our Named Executive Officers and other executive officers for 2012, the Compensation Committee considered data provided by our management which included an assessment of corporate performance, as well as individual performance of each executive. In 2012, the Compensation Committee maintained the 2011 salaries for each of the Named Executive Officers, with the exception of Mr. Richardson. Based on Mr. Richardson's performance and the Compensation Committee's view of current market rates, his annual salary was increased to $215,000 during 2012. The salaries for the Named Executive Officers are believed to be an appropriate reflection of our compensation philosophy which seeks to find an appropriate balance between "pay at risk" and market competitiveness.

We disclose the base salary earned in 2012 by our Named Executive Officers in the "Salary" column of the "2012 Summary Compensation Table."

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

The primary metric which the Company currently uses to evaluate its executives' performance is the attainment of annual Adjusted EBITDA goals. The Company believes that this metric captures the need of the Company to grow its business intelligently and maintain an appropriate focus on the cost structure of the Company. Additionally, the Company expects its Named Executive Officers to focus on and achieve significant improvement in key components of its future growth, including, without limitation, the expansion of the Company's purchasing efforts into new product lines and with new creditors, the accuracy of underwriting in relation to actual returns, the hiring, retention and development of individuals who are viewed as being excellent performers by the Company and the improvement of our operational focus through leveraging innovative business practices and technologies. The use of the department and individual goals to impact the amount of the bonus is designed to ensure that the performance of the individual executive is aligned both with the short term and long range interests of the Company while not rewarding excessively risky behavior. All departmental and individual PowerCards contain objectives which are designed to meet the Company's financial, operational and compliance objectives.

The bonus is calculated based on a percentage of the Named Executive Officers salary. The following table describes the minimum and target percentages which the executives may receive:

Executive	Minimum	Target
P. Scott Lowery	0%	100%
Paul A. Larkins	0%	100%
L. Heath Sampson	0%	100%
Brian W. Tuite	0%	100%
J.B. Richardson, Jr.	0%	50%

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

For 2012, the Compensation Committee established goals and parameters for the annual cash incentive program based on corporate financial and strategic objectives reflected in our 2012 operating plan approved by the Board of Directors, as well as a stated bonus target for each individual. The initial goal for Adjusted EBITDA was $308.3 million for 2012. In 2012, the Company earned $348.3 million in Adjusted EBITDA which was approximately 113.0% of the target. Based on this performance, together with the Company's performance in achieving its strategic and tactical initiatives, the Compensation Committee agreed to fund the management bonus pool in an amount equal to 140% of the targeted bonus for the management discretionary bonus pool. For an explanation of the Adjusted EBITDA metric, please see the "Adjusted EBITDA" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Based on the Compensation Committee's corporate, departmental and individual performance for 2012, actual bonus payouts for our Named Executive Officers, to be paid in March 2013 and reported in the "2012 Summary Compensation Table" below, were $350,000 for Mr. Lowery which represented 100% of his base salary paid in 2012, $1,100,000 for Mr. Larkins which represented 220% of his base salary paid in 2012, $500,000 for Mr. Sampson which represented 167% of his base salary paid in 2012, $350,000 for Mr. Tuite which represented 140% of his base salary paid in 2012, and $210,000 for Mr. Richardson which represented 98% of his base salary in 2012.

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

All Series B-1 Contingent Convertible Preferred Stock, Series B-2 Contingent Convertible Preferred Stock and Series C-1 Contingent Convertible Preferred Stock are subject to the right of CA Holding to reacquire the stock upon the executive leaving the employ of CA Holding or its subsidiaries. For Series B-1 Contingent Convertible Preferred Stock and Series C-1 Contingent Convertible Preferred Stock, the repurchase period runs for either three years or five years from the date of purchase with the right expiring as to one-third or one-fifth, respectively, of the stock each year. For the Series B-2 Contingent Convertible Preferred Stock, the repurchase period runs for five years from the date of purchase with the right expiring as to one-fifth of the stock each year.

 For the purposes of the classes of contingent convertible preferred stock or the Series PL Preferred Stock, a "Liquidity Event" is either a Qualified IPO (as defined in the CA Holding Certificate of Incorporation) by CA Holding the sale of 50% or more of the combined voting power of the outstanding securities of CA Holding, or a sale of all or substantially all of the assets of CA Holding.

The Compensation Committee, acting as the Administrator of the Equity Plan, has the authority to issue stock pursuant to the Equity Plan at any time. The Chief Executive Officer has been granted the authority to approve, without Compensation Committee approval, de minimus amounts of stock. It is our belief and practice that using a grant or purchase at the time of employment or upon a serious change in corporate role or as a non-repeated onetime event, focuses the executive officer on the long term goals of the Company without any competing pressure to focus on short term goals to increase equity grants or purchases.

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

The Company determined the total purchase price for the Series PL Preferred Stock of $280,800 through the consultation of a third party valuation firm and the use of all available data at the time. Mr. Larkins paid $50,000 of the purchase price in cash and the remaining $230,800 was financed by CA Holding pursuant to a Promissory Note that is secured by the Series PL Preferred Stock. This note matures upon the earliest of January 1, 2018, the occurrence of a “Qualified IPO” or a “Change of Control Event” (each as defined in the CA Holding Certificate of Incorporation). The principal amount of the Note bears interest at the lower of 1) the mid-term applicable published federal rate, or 2) the highest rate per annum from time to time permitted by applicable law. Payments of interest only on the note are made on an annual basis.

Severance and Change in Control Agreements. Pursuant to the terms of their employment agreements, the Compensation Committee has approved certain severance arrangements for Messrs. Lowery, Larkins, Sampson and Tuite.

Mr. Lowery's employment agreement dated August 5, 2005 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Lowery's employment is terminated without Cause or if he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 12 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in the amount equal to the bonus which would have been paid by us if our Adjusted EBITDA continued at the same rate per month as experienced from the beginning of the current period through the date of termination multiplied by a fraction equal to the number of calendar days in the then current bonus period that have elapsed in such period as of the termination divided by 365. The terms of the agreement include a provision to provide Mr. Lowery with medical, dental, life and disability benefits until the later to occur of 1 year following termination or the expiration of the non-compete and non-solicitation provision. The agreement contains a one year non-compete and non-solicitation provision.

Mr. Larkins' employment agreement dated April 6, 2009 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Larkins' employment is terminated without Cause or he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 12 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in the amount equal to the bonus which would have been paid by us if our Adjusted EBITDA continued at the same rate per month as experienced from the beginning of the current period through the date of termination multiplied by a fraction equal to the number of calendar days in the then current bonus period that have elapsed in such period as of the termination divided by 365. The terms of the agreement include a provision to provide Mr. Larkins with medical, dental, life and disability benefits until the later to occur of 1 year following termination or the expiration of the non-compete and non-solicitation provision. The agreement contains a one year non-compete and non-solicitation provision.

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

As with all other full time employees of the Company, all of the Named Executive Officers are beneficiaries of the Company's long term disability program. For executives who meet the eligibility requirements for long term disability, the Company will pay an amount equal to 66.66% of the executives' salary up to an amount equal to $10,000 per month.

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

In 2012, the Company contributed $10 to match Mr. Lowery's contributions to the 401(k) Plan; $9 to match Mr. Larkins' contributions to the 401(k) Plan; $6 to match Mr. Sampson's contributions to the 401(k) Plan; $8 to match Mr. Tuite's contributions to the 401(k) Plan and $4 to match Mr. Richardson's contributions to the 401(k) Plan.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned by, or paid to, each of our Named Executive Officers for services provided to us and our subsidiaries for the years ended December 31, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(5)	All Other Compensation(6)	Total
P. Scott Lowery,	2012	$350,000	$350,000	$—	$—	$193,920	$893,920
Founder and Chairman	2011	350,000	350,000	—	—	87,449	787,449
	2010	350,000	150,000	—	—	107,175	607,175

Paul A. Larkins,	2012	500,000	1,100,000	—	—	23,638	1,623,638
President and Chief Executive Officer(1)	2011	500,000	1,100,000	—	—	15,402	1,615,402
	2010	500,000	500,000	—	—	15,402	1,015,402

L. Heath Sampson,	2012	300,000	500,000	—	—	15,283	815,283
Chief Financial Officer(2)	2011	300,000	490,000	—	—	26,413	816,413
	2010	300,000	325,000	—	—	12,673	637,673

Brian W. Tuite,	2012	250,000	350,000	—	—	7,800	607,800
Executive Vice President, Chief Business Development Officer(3)	2011	250,000	425,000	—	—	7,043	682,043
	2010	250,000	238,000	—	—	120	488,120

J.B. Richardson, Jr.,	2012	212,116	210,000	—	—	3,590	425,706
Senior Vice President of Operations(4)	2011	200,000	200,000	—	—	3,445	403,445
	2010	165,385	100,000	—	—	3,385	268,770

(1)     Mr. Larkins was appointed President on April 6, 2009. Effective January 1, 2010, he assumed the position of Chief Executive Officer.

(2)     Mr. Sampson was appointed Chief Financial Officer on September 1, 2009.

(3)     Mr. Tuite was appointed Chief Business Development Officer on August 17, 2009.

(4)     Mr. Richardson was appointed Senior Vice President of Operations August 30, 2010.

(5)     Amount represents the grant date fair value of option awards. Refer to Note 8 to the consolidated financial statements for discussion of valuation methodology and assumptions.

(6)     Amounts set forth in the All Other Compensation column consist of the following:

	Perquisites				Total Perquisites & Other Compensation
Name	Company Airplane(a)	All Other Perquisites(b)	Total Perquisites	401k Match
P. Scott Lowery	$155,758	$28,162	$183,920	$10,000	$193,920
Paul A. Larkins	8,248	6,159	14,407	9,231	23,638
L. Heath Sampson	9,175	108	9,283	6,000	15,283
Brian W. Tuite	—	108	108	7,692	7,800
J.B. Richardson, Jr.	—	67	67	3,523	3,590
(a)     The cost to the Company for use of the Company plane for personal travel for Messrs. Lowery, Larkins, and Sampson.

(b)     For 2012, All Other Perquisites include (i) cost of insurance benefits not offered to other employees for Messrs. Lowery and Larkins; (ii) office space for employees of Mr. Lowery's law firm. None of these perquisites, individually or by type aggregate to greater than $25,000 for any Named Executive Officer.

The Compensation Committee decided to provide bonuses in excess of the calculated formulaic amount for Mr. Larkins in recognition of his meeting his personal scorecard objectives and the substantial strategic and performance improvements that have been made in the Company during his tenure as President and Chief Executive Officer.

The Compensation Committee decided to provide bonuses in excess of the calculated formulaic amount for Mr. Sampson in recognition of his meeting his personal scorecard objectives and his substantial contributions to the Company through the substantial improvements in the analytic capability of the Company.

The Compensation Committee decided to provide bonuses in excess of the calculated formulaic amount for Mr. Richardson in recognition of his meeting his personal scorecard objectives and his substantial contributions to the Company through the substantial modifications which have been made in the managing of the Company's relationship with the Partners Network.

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

2012 Grants of Plan-Based Awards

There were no grants of plan-based awards to our Named Executive Officers or purchases of stock under the terms of Equity Plan by our Named Executive Officers during the year ended December 31, 2012.

Option Exercises and Stock Vested

During the year ended December 31, 2012 there were no exercises of common stock options by our Named Executive Officers. The Named Executive Officer option awards that vested during 2012 were 500 and 250 to Messrs. Sampson and Tuite, respectively.

As previously mentioned, the B-1 and B-2 Contingent Convertible Preferred shares purchased by certain executives are subject to a three and five year repurchase period, respectively, from the date of purchase. The following table sets forth summary information relating to the lapsing of the Company's repurchase right relating to the B-1 and B-2 Contingent Convertible Preferred shares as of December 31, 2012.

	Repurchase Lapsed	Subject to Repurchase	Repurchase Lapsed	Subject to Repurchase
Name	B-1 Preferred	B-1 Preferred	B-2 Preferred	B-2 Preferred
P. Scott Lowery	106,224	—	11,500	16,000
Paul A. Larkins(1)	—	—	33,000	47,000
L. Heath Sampson	—	—	14,250	12,000
Brian W. Tuite	—	—	7,900	6,600
J.B. Richardson, Jr.	—	—	2,800	4,200

(1)    Subsequent to his purchase of stock, in a series of permitted transactions, Mr. Larkins made gifts of 30,200 shares of the B-2 stock to various family trusts and a limited partnership.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning option awards to purchase shares of common stock of CA Holding that were outstanding (vested or unvested) as of December 31, 2012 with respect to the Named Executive Officers. Vesting of each award accelerates upon death, disability or a change of control.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
L. Heath Sampson	1,500	1,000	$20.00	9/18/2019
Brian W. Tuite	750	500	$20.00	9/18/2019

(1)     Refer to Note 8 to the consolidated financial statements for further discussion of outstanding option awards and vesting period.

At December 31, 2012, the outstanding option awards granted to Mr. Lowery as the owner of two franchises, as described previously, included 688 vested common stock options, and 688 vested Series A-2 Non-Convertible Preferred Stock options.

Potential Payments upon a Termination or Change of Control

The following table sets forth the possible compensation for our Named Executive Officers in certain instances of a change in control, and/or termination without cause.

Name	Severance Salary Payments(1)	Severance Bonus Payments(1)	COBRA or Individual Insurance Premiums(1)	Total
P. Scott Lowery	$350,000	$350,000	$10,309	$710,309
Paul A. Larkins	500,000	500,000	6,159	1,006,159
L. Heath Sampson	150,000	300,000	5,467	455,467
Brian W. Tuite	125,000	250,000	5,088	380,088

(1)    Severance Salary Payments, Severance Bonus Payments, and COBRA or Individual Insurance Premiums are calculated based upon each Named Executive Officer's salary and benefits in effect as of February 26, 2013. The total amount of compensation assumes twelve months of payments for salary and COBRA or Insurance Premiums for Messrs. Lowery and Larkins, and six months of payments for salary and COBRA or Insurance for Messrs. Sampson and Tuite; and that all Named Executive Officers receive 100% of their targeted bonus amount. However, bonus amounts paid are subject to change upwards or downwards based upon the performance of the Company at the date of the Named Executive Officer's severance per their respective employment agreements described herein.

2012 Director Compensation

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

All stock options granted or required to be granted to directors will have a 1-3 year vesting period. The options will expire upon the earlier to occur of a date which is ten years from the date of granting or sixty days from the date that the director leaves the Company's Board of Directors. For all options granted to directors in 2012 and 2011, the exercise price is $20.00 per share. Through the significant equity component of the directors' compensation, the Company believes that it has properly aligned the interests of the independent director with the long term goals of the shareholders of the Company.

In addition to the regularly scheduled option issuance, in 2011 the Company allowed Ms. Patmore and Messrs. Bunn and Sandler to purchase 1,000 shares of Series B-2 Convertible Contingent Preferred Stock, deemed to be at the fair market value.

Directors who are Company employees or who are employed by KRG receive no incremental compensation for their membership on the Board of Directors.

The following table sets forth the compensation received by our non-employee directors or their designees for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash		Option Awards(1)	Total
Kimberly S. Patmore	$80,000		$6,017	$86,017
Thomas W. Bunn	50,000	(2)	5,991	55,991
Thomas R. Sandler	50,000		6,000	56,000

(1)    Represents the total fair value of the option awards at the time of issuance. Our methodology for estimating share-based compensation cost is disclosed in Note 8 of the Consolidated Financial Statements.

(2)    Paid to Foundation for the Carolinas.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended December 31, 2012 were directors Christopher J. Lane, Damon S. Judd, and Thomas W. Bunn.  Neither Mr. Lane nor Mr. Bunn is or has been an officer or employee of the Company during the most recent completed fiscal year and no executive officer of the Company served on the compensation committee (or equivalent committee) or board of any company that employed any member of our Compensation Committee or our Board of Directors.  Mr. Judd is a Managing Director and employee of KRG and serves as our Executive Vice President and Assistant Secretary and therefore he is not independent.  Mr. Judd receives no compensation from us due to his holding of these offices.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided herein. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,
Christopher J. Lane
Damon S. Judd
Thomas W. Bunn

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

CA Holding, our sole stockholder, promulgated the Equity Plan which was amended and restated on November 21, 2006 and was further amended pursuant to a First Amendment to Amended and Restated 2005 Equity Incentive Plan. The following table contains certain information regarding options and warrants under the Equity Plan as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (2)
Equity compensation plans approved by security holders	101,590	$22.12	51,250
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	101,590	$22.12	51,250

(1)    This balance is comprised of 81,374 outstanding options to purchase Common Non-Voting stock and 20,216 outstanding options to purchase shares of Series A-2 Convertible Preferred Stock.

(2)    This balance is comprised of 36,108 shares of Common Non-Voting stock and 15,142 shares of Series A-2 Non-Convertible Preferred Stock.

Beneficial Ownership

The following table sets forth as of March 1, 2013, the beneficial ownership of voting common stock of SquareTwo and its subsidiaries.

Name and Address	Voting Common Stock Beneficially Owned	Percentage of Voting Common Stock
CA Holding, Inc
4340 South Monaco Street, Second Floor
Denver, CO 80237	1,000	100.0%

The following tables contain information regarding the shares of common stock, nonconvertible preferred stock, and contingent convertible preferred stock of Parent as of March 1, 2013 held by our current directors and Named Executive Officers.

Common Stock:

Name	Voting Common Stock Beneficially Owned		Percentage of Voting Common Stock	Non-Voting Common Stock Beneficially Owned	Percentage of Non-Voting Common Stock
P. Scott Lowery	605,000	(1)	35.2%	1,035	2.4%
Paul A. Larkins
L. Heath Sampson
Brian W. Tuite
J.B. Richardson, Jr.
Mark M. King(2)	1,016,000		59.2%
Bennett Thompson
Christopher J. Lane(2)	1,016,000		59.2%
Damon S. Judd
Kimberly S. Patmore
Thomas W. Bunn
Thomas R. Sandler
All Executive Officers & Directors as a Group	1,622,000		94.5%	1,899	4.5%

(1)    P. Scott Lowery's voting common shares are held (1) 285,172 by Mr. Lowery, (2) 19,012 by his spouse, Texie Robins Lowery, (3) 28,517 by the Lowery Family Trust of which Ms. Lowery is the trustee, (4) 114,070 by various Grantor Retained Annuity Trusts of which Mr. Lowery is the trustee, (5) 28,517 by the Lowery Dynasty Trust of which Mr. Lowery is the trustee and (6) 129,712 held by the Scott Lowery Family Limited Partnership, R.L.L.L.P.

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

Nonconvertible Preferred Stock:

Name	Series PL	Percentage of Series PL	Series A	Percentage of Series A	Series AA	Percentage of Series AA	Series A-1	Percentage of Series A-1	Series A-2		Percentage of Series A-2
P. Scott Lowery			10,000	2.0%					551,035	(1)	82.7%
Paul A. Larkins	250	100.0%
L. Heath Sampson
Brian W. Tuite
J.B. Richardson, Jr.
Mark M. King(2)			489,900	98.0%	142,466	94.3%	1,016,000	99.8%
Bennett Thompson
Christopher J. Lane(2)			489,900	98.0%	142,466	94.3%	1,016,000	99.8%
Damon S. Judd
Kimberly S. Patmore
Thomas W. Bunn
Thomas R. Sandler
All Executive Officers & Directors as a Group	250	100.0%	500,000	100.0%	142,466	94.3%	1,017,000	99.9%	551,035		82.7%
(1)    P. Scott Lowery's Series A-2 nonconvertible preferred shares are held (1) 260,282 by Mr. Lowery; (2) 17,283 by Mr. Lowery's spouse, Texie Robins Lowery, (3) 25,925 by the Lowery Family Trust of which Ms. Lowery is the trustee, (4) 103,700 by various Grantor Retained Annuity Trusts of which Mr. Lowery is the trustee, (5) 25,925 by the Lowery Dynasty Trust of which Mr. Lowery is the trustee and (2) 117,920 held by Scott Lowery Family Limited Partnership, R.L.L.L.P.

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

Contingent Preferred Stock:

Name	Series B-1	Percentage of Series B-1	Series B-2	Percentage of Series B-2	Series C-1	Percentage of Series C-1
P. Scott Lowery	106,224	30.5%	27,500	13.8%
Paul A. Larkins(1)			80,000	40.0%
L. Heath Sampson			26,250	13.1%
Brian W. Tuite			14,500	7.3%
J.B. Richardson, Jr.			7,000	3.5%
Mark M. King
Bennett Thompson
Christopher J. Lane
Damon S. Judd
Kimberly S. Patmore			1,000	0.5%
Thomas W. Bunn			1,000	0.5%
Thomas R. Sandler			1,000	0.5%
All Executive Officers & Directors as a Group	106,224	30.5%	197,175	98.6%	—	—%

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

Certain Relationships and Related Transactions

Relationships with KRG

As of December 31, 2012, a series of entities affiliated with KRG owned approximately 23.3% of the outstanding voting stock of CA Holding and CA Holding owned 100% of our issued and outstanding voting stock. KRG is a private equity firm that focuses on a broad range of investments and has extensive experience in equity investments, corporate financing activities and mergers and acquisitions. KRG effectively controls CA Holding pursuant to CA Holding's Third Amended and Restated Stockholders Agreement and a Voting Trust Agreement among an affiliate of KRG and certain other stockholders of CA Holding, pursuant to which KRG has the power to vote a majority of the outstanding voting stock of CA Holding. Representatives of KRG currently hold five of the nine positions on the CA Board. CA Holding, through its control of 100% of our outstanding voting stock, is able to elect all of our directors.

On August 5, 2005, SquareTwo entered into a Management Agreement with KRG and CA Holding, pursuant to which KRG provides transaction advisory, financial and management consulting services to CA Holding and its subsidiaries. For the services provided under the Management Agreement, KRG receives an annual fee of $0.5 million and certain transaction fees for services rendered with respect to the consummation of acquisitions and business combinations by CA Holding or its subsidiaries or in the event of certain liquidity events, sale transactions or an initial public offering by CA Holding or its subsidiaries. KRG is also entitled to reimbursement for certain costs and expenses related to services it provides under the Management Agreement. During 2012, 2011, and 2010, the management fees earned by KRG were $0.5 million for each year.

Messrs. King, Lane, and Judd are Managing Directors of KRG. As such, Messrs. King, Lane, and Judd have an indirect financial interest in fees paid to KRG.

Relationships with P. Scott Lowery and the Lowery Family

Equity Ownership. As of December 31, 2012, P. Scott Lowery, our Chairman of the Board of Directors, owned approximately 35.2% of the outstanding voting common stock of CA Holding, either individually through a series of trusts, through his spouse, or through the Scott Lowery Family Limited Partnership. Pursuant to the terms of CA Holding's Third Amended and Restated Stockholders Agreement, Mr. Lowery has the right to be elected as one of the nine members of the CA Board so long as he holds at least five percent (5%) of the outstanding common stock of CA Holding. See "Directors, Executive Officers and Corporate Governance-Board of Directors" for further discussion of the composition of our Board of Directors.

Franchise Ownership. Through the Law Offices of Scott Lowery, Mr. Lowery is the owner of two franchises. We paid servicing fees to these franchises totaling $13.6 million, $9.4 million, and $7.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Promissory Notes. On September 13, 2001, Collect America, Ltd., n/k/a SquareTwo repurchased from Erma Lowery and Arthur Lowery, Mr. Lowery's mother and brother, respectively, all of their ownership interests in SquareTwo in exchange for promissory notes in the aggregate principal amount of $3.2 million. These promissory notes bear interest at 8.0% per annum, call for an aggregate monthly payment of less than $0.1 million, and mature on January 15, 2016, and August 15, 2021, respectively. In 2012, we paid an aggregate of $77 and $29 of interest and $234 and $26 of principal on these notes, respectively. The largest aggregate amount of principal outstanding in 2012 was $1.1 million and $0.4 million, respectively, and the aggregate amount of principal outstanding at March 1, 2013 was $0.8 million and $0.3 million, respectively.

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

Independence of Directors

The Board of Directors has determined that Ms. Patmore and Messrs. Bunn, King, Lane, Thompson, and Sandler, who constitute a majority of the Board of Directors are independent under NASDAQ listing standards. The Board of Directors has determined that the directors designated as "independent" have no relationship with the Company which would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. During its independence review, the Board of Directors considered transactions and relationships between each director or any member of his/her immediate family and the Company and its subsidiaries and affiliates. Messrs. King, Lane, Thompson, and Sandler are designees of KRG which owns approximately 23.3% of the voting common stock of the CA Holding, Inc. The Board of Directors concluded this relationship with a stockholder of the Company in and of itself does not impair a director's independent judgment in connection with his duties and responsibilities as a director of the Company. The Board of Directors has determined that each member of the Board of Directors' Audit, Compensation and Nominating and Corporate Governance Committees is independent based on the Board of Directors' applications of the standards of NASDAQ, the SEC and/or the Internal Revenue Service as appropriate for such committee membership, except for Mr. Judd who is a member of our Compensation Committee.

Item 14. Principal Accountant Fees and Services.

Ernst & Young, LLP served as the Company's Independent Registered Accounting Firm with respect to the audits of the Company's consolidated financial statements as of and for the years ended December 31, 2012 and 2011. In connection with the preparation of its 2012 and 2011 corporate income tax returns, the Company retained Ernst & Young, LLP for those permitted non-audit services.

Audit and Non-Audit Fees

The following table presents the fees billed or expected to be billed by Ernst & Young, LLP for the audit of the Company's consolidated financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered during those periods. All the services performed by and fees paid to Ernst & Young, LLP were pre-approved by the Audit Committee.

	2012	2011
Audit fees(1)	$371,000	$396,500
Audit-related fees(2)	2,000	1,995
Tax fees(3)	121,970	139,860
All other fees	—	—
Total	$494,970	$538,355

(1)    Audit fees primarily related to the audits of the Company's annual consolidated financial statements, reviews of the quarterly consolidated financial statements, and services performed in connection with the review of the Company's private offering of the Second Lien Notes and subsequent registration of the Second Lien Notes under the Securities Act of 1933.

(2)    Audit-related fees relate to annual subscription for Ernst & Young, LLP's proprietary research tool.

(3)    Tax fees primarily relate to the preparation of tax returns and for tax consultation services.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services, services related to internal controls and other services. The independent auditors and the Company's Chief Financial Officer periodically report to the Audit Committee regarding the services provided by the independent auditor in accordance with this pre-approval. The Audit Committee pre-approved all of the services described above for the Company's 2012 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following consolidated financial statements of SquareTwo and its subsidiaries are filed as part of this Annual Report on Form 10-K under the heading "Financial Statements and Supplementary Data."

(b) Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1.1	Amended and Restated Certificate of Incorporation of SquareTwo Financial Corporation		S-4	3.1.1	11/19/2010
3.1.2	Amended and Restated Bylaws of SquareTwo Financial Corporation		S-4	3.1.2	11/19/2010
3.2.1	Certificate of Incorporation of SquareTwo Financial Commercial Funding Corporation, as amended.		S-4	3.2.1	11/19/2010
3.2.2	Bylaws of SquareTwo Financial Commercial Funding Corporation.		S-4	3.2.2	11/19/2010
3.3.1	Articles of Organization of Autus, LLC.		S-4	3.3.1	11/19/2010
3.3.2	Operating Agreement of Autus, LLC, as amended.		S-4	3.3.2	11/19/2010
3.4.1	Articles of Organization of CACH of NJ, LLC.		S-4	3.4.1	11/19/2010
3.4.2	Operating Agreement of CACH of NJ, LLC, as amended.		S-4	3.4.2	11/19/2010
3.5.1	Articles of Organization of CACH, LLC.		S-4	3.5.1	11/19/2010
3.5.2	Operating Agreement of CACH, LLC, as amended.		S-4	3.5.2	11/19/2010
3.6.1	Articles of Organization of CACV of Colorado, LLC.		S-4	3.6.1	11/19/2010
3.6.2	Operating Agreement of CACV of Colorado, LLC, as amended.		S-4	3.6.2	11/19/2010

3.7.1	Articles of Organization of CACV of New Jersey, LLC.		S-4	3.7.1	11/19/2010
3.7.2	Operating Agreement of CACV of New Jersey, LLC, as amended.		S-4	3.7.2	11/19/2010
3.8.1	Articles of Organization of Candeo, LLC.		S-4	3.8.1	11/19/2010
3.8.2	Operating Agreement of Candeo, LLC, as amended.		S-4	3.8.2	11/19/2010
3.9.1	Articles of Organization of Collect America of Canada, LLC.		S-4	3.9.1	11/19/2010
3.9.2	Operating Agreement of Collect America of Canada, LLC, as amended.		S-4	3.9.2	11/19/2010
3.10.1	Articles of Organization of Healthcare Funding Solutions, LLC.		S-4	3.10.1	11/19/2010
3.10.2	Operating Agreement of Healthcare Funding Solutions, LLC, as amended.		S-4	3.10.2	11/19/2010
3.11.1	Articles of Organization of Orsa, LLC.		S-4	3.11.1	11/19/2010
3.11.2	Operating Agreement of Orsa, LLC, as amended.		S-4	3.11.2	11/19/2010
3.12.1	Articles of Incorporation of ReFinance America, LTD.		S-4	3.12.1	11/19/2010
3.12.2	Bylaws of ReFinance America, LTD.		S-4	3.12.2	11/19/2010
4.1	Indenture, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 11.625% Senior Second Lien Note due 2017.		S-4	4.1	11/19/2010
4.2	Registration Rights Agreement, dated April 7, 2010, by and among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC.		S-4	4.2	11/19/2010
4.3.1	11.625% Senior Second Lien Note due 2017 No. A-1 in aggregate principal amount of $288,560,000.		S-4	4.3.1	11/19/2010
4.3.2	11.625% Senior Second Lien Note due 2017 No. S-1 in aggregate principal amount of $1,440,000.		S-4	4.3.2	11/19/2010
10.1	Loan Agreement, dated as of April 7, 2010, between SquareTwo Financial Corporation, as US Borrower, Preferred Credit Resources Limited, as Canadian Borrower, the other persons party thereto that are designated as loan parties, GMAC Commercial Finance LLC, as Agent and Lender, and the other financial institution(s) listed on the signature pages thereof, as Lenders.		S-4	10.1	11/19/2010
10.2	Amendment No. 1 to Loan Agreement		8-K	10.01	5/17/2011
10.3	Consent and Amendment No. 2 to Loan Agreement	X
10.4	Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the US loan parties signatory thereto, and GMAC Commercial Finance LLC, in its individual capacity and as administrative and collateral agent.		S-4	10.2	11/19/2010
10.5	Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and GMAC Commercial Finance LLC as agent.		S-4	10.3	11/19/2010
10.6	Second Lien Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and U.S. Bank National Association as collateral agent.		S-4	10.4	11/19/2010

10.7	Second Lien Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors signatory thereto, and U.S. Bank National Association, as collateral agent.		S-4	10.5	11/19/2010
10.8	Intercreditor Agreement, dated April 7, 2010, by and among GMAC Commercial Finance LLC, as Senior Agent and U.S. Bank National Association, as Junior Agent.		S-4	10.6	11/19/2010
10.9.1	Purchase Agreement, dated April 1, 2010, among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC, acting on behalf of itself and as the representative of the several initial purchasers named therein.		S-4	10.7	11/19/2010
10.9.2	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. A-1.		S-4	10.8.1	11/19/2010
10.10	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. S-1.		S-4	10.8.2	11/19/2010
10.11	Copyright Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.9	11/19/2010
10.12	Trademark Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.10	11/19/2010
10.13	Tax Sharing Agreement, dated March 22, 2010, among CA Holding, Inc. and the Subsidiaries party thereto.		S-4	10.11	11/19/2010
10.14	Executive Employment Agreement, dated August 5, 2005, between SquareTwo Financial Corporation and P. Scott Lowery.		S-4	10.12	11/19/2010
10.15	Executive Employment Agreement, dated April 6, 2009, between SquareTwo Financial Corporation and Paul A. Larkins.		S-4	10.13	11/19/2010
10.16	Executive Employment Agreement, dated August 3, 2009, between SquareTwo Financial Corporation and L. Heath Sampson.		S-4	10.14	11/19/2010
10.17	Executive Employment Agreement, dated July 29, 2009, between SquareTwo Financial Corporation and Brian W. Tuite.		S-4	10.15	11/19/2010
10.18	Amended and Restated 2005 Equity Incentive Plan of CA Holding, Inc.		S-4	10.17	11/19/2010
10.19	Form of CA Holding, Inc. 2005 Equity Incentive Plan Restricted Stock Purchase Agreement.		S-4	10.18	11/19/2010
10.20	Form of CA Holding, Inc. 2005 Equity Incentive Plan Notice of Stock Option Award.		S-4	10.19	11/19/2010
21	Subsidiaries of SquareTwo Financial Corporation		S-4	21.1	11/19/2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
99.1	Seventh Amended and Restated Certificate of Incorporation of CA Holding, Inc.		8-K	99.1	7/6/2011
99.2	Amended and Restated Bylaws of CA Holding, Inc.		S-4	3.13.2	11/19/2010

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, SquareTwo Financial Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQUARETWO FINANCIAL CORPORATION

March 1, 2013	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2013	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 1, 2013	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 1, 2013	By:	/s/ P. Scott Lowery
	Name:	P. Scott Lowery
	Title:	Chairman of the Board of Directors

March 1, 2013	By:	/s/ Mark M. King
	Name:	Mark M. King
	Title:	Director

March 1, 2013	By:	/s/ Christopher J. Lane
	Name:	Christopher J. Lane
	Title	Director

March 1, 2013	By:	/s/ Damon S. Judd
	Name:	Damon S. Judd
	Title:	Director

March 1, 2013	By:	/s/ Bennett Thompson
	Name:	Bennett Thompson
	Title:	Director

March 1, 2013	By:	/s/ Kimberly S. Patmore
	Name:	Kimberly S. Patmore
	Title:	Director

March 1, 2013	By:	/s/ Thomas W. Bunn
	Name:	Thomas W. Bunn
	Title:	Director

March 1, 2013	By:	/s/ Thomas R. Sandler
	Name:	Thomas R. Sandler
	Title:	Director