Form 10-Q
period 2013-03-31
SquareTwo Financial Corp
filed 2013-05-09
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of May 9, 2013, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$7,600	$7,538
Restricted cash	28,426	11,383
Receivables:
Trade, net of allowance for doubtful accounts of $27 and $27, respectively	2,072	1,537
Notes receivable	266	478
Taxes receivable	259	—
Purchased debt, net	253,850	251,682
Property and equipment, net	23,786	24,322
Goodwill and intangible assets	171,348	171,348
Other assets	11,385	11,948
Total assets	$498,992	$480,236
Liabilities and equity
Payables:
Accounts payable, trade	3,254	2,655
Payable from trust accounts	2,131	1,794
Taxes payable	151	2,772
Accrued interest and other liabilities	32,419	26,857
Deferred tax liability	9,600	9,600
Line of credit	144,334	132,412
Notes payable, net of discount	289,019	288,893
Obligations under capital lease agreements	2,068	2,214
Total liabilities	482,976	467,197
Commitments and contingencies (Note 9)
Equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,168	190,134
Accumulated deficit	(176,907)	(180,016)
Accumulated other comprehensive loss	(498)	(111)
Total SquareTwo equity	12,763	10,007
Noncontrolling interest	3,253	3,032
Total equity	16,016	13,039
Total liabilities and equity	$498,992	$480,236

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Revenues on:
Purchased debt, net	$89,147	$77,879
Contingent debt	180	161
Other revenue	60	26
Total revenues	89,387	78,066
Expenses
Collection expenses on:
Purchased debt	46,457	46,555
Contingent debt	3	14
Court costs, net	10,303	7,688
Other direct operating expenses	2,388	1,823
Salaries and payroll taxes	6,847	6,235
General and administrative	3,448	2,628
Depreciation and amortization	1,914	1,522
Total operating expenses	71,360	66,465
Operating income	18,027	11,601
Other expenses
Interest expense	11,778	12,202
Other expense	2,269	92
Total other expenses	14,047	12,294
Income (loss) before income taxes	3,980	(693)
Income tax expense	(650)	(1,418)
Net income (loss)	3,330	(2,111)
Less: Net income attributable to the noncontrolling interest	221	494
Net income (loss) attributable to SquareTwo	$3,109	$(2,605)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(387)	153
Comprehensive income (loss)	$2,943	$(1,958)
Less: Comprehensive income attributable to the noncontrolling interest	221	494
Comprehensive income (loss) attributable to SquareTwo	$2,722	$(2,452)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Equity	Noncontrolling Interest	Total Equity
Balances, December 31, 2012	$—	$190,134	$(180,016)	$(111)	$10,007	$3,032	$13,039
Net income	—	—	3,109	—	3,109	221	3,330
Currency translation adjustment	—	—	—	(387)	(387)	—	(387)
Stock option expense	—	34	—	—	34	—	34
Balances, March 31, 2013	$—	$190,168	$(176,907)	$(498)	$12,763	$3,253	$16,016

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income (loss)	$3,330	$(2,111)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,914	1,522
Amortization of loan origination fees and debt discount	909	896
Recovery of step-up in basis of purchased debt	107	46
Change in valuation allowance of purchased debt	(1,384)	2,590
Expenses for stock options	34	78
Other non-cash expense	1,192	950
Changes in operating assets and liabilities:
Income tax payable/receivable	(2,784)	(1,061)
Restricted cash	(17,043)	(18,810)
Other assets	(1,800)	(1,674)
Accounts payable and accrued liabilities	6,241	5,256
Net cash used in operating activities	(9,284)	(12,318)
Investing activities
Investment in purchased debt	(62,270)	(72,484)
Proceeds applied to purchased debt principal	61,505	75,683
Net proceeds from notes receivable	32	183
Investment in property and equipment, including internally developed software	(1,201)	(1,224)
Net cash (used in) provided by investing activities	(1,934)	2,158
Financing activities
Payments on notes payable, net	(108)	(117)
Proceeds from lines-of-credit	147,167	152,610
Payments on lines-of-credit	(135,245)	(138,787)
Payments on capital lease obligations	(284)	(272)
Net cash provided by financing activities	11,530	13,434
Increase in cash and cash equivalents	312	3,274
Impact of foreign currency translation on cash	(250)	52
Cash and cash equivalents at beginning of period	7,538	2,657
Cash and cash equivalents at end of period	$7,600	$5,983
Supplemental cash flow information
Cash paid for interest	$2,385	$2,845
Cash paid for income taxes	3,438	2,479
Property and equipment financed with capital leases and notes payable	193	22
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2013, its condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012, its condensed consolidated statements of changes in equity for the three months ended March 31, 2013, and its condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012.  The condensed consolidated statements of operations and comprehensive income (loss) of the Company for the three months ended March 31, 2013 may not be indicative of future results.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s most recent Annual Report on Form 10-K.

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

Level Yield Method

Most of our purchased debt is accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on the condensed consolidated balance sheets) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool which is based on our estimated remaining proceeds ("ERP") for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of five to nine years. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

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

Using our best estimate of future proceeds, if we estimate a reduction or delay in the receipt of the aggregate future cash proceeds on a pool, a valuation allowance may be recognized and the original IRR remains unchanged. The valuation allowance is determined to the extent that the present value (using the established IRR) of the revised future cash proceeds is less than the current carrying value of the pool. If we estimate an increase in the aggregate future cash proceeds or an acceleration of the timing of future cash proceeds on a pool, the IRR may be increased prospectively to reflect revised best estimates of those future cash proceeds over the remaining life of the pool. If there was a previous valuation allowance taken, reversal of the previously recognized valuation allowance occurs prior to any increases to the IRR. ASC 310-30 requires that each pool be evaluated independently and does not allow netting across pools. Thus, even in periods of increasing cash proceeds for our entire purchased debt portfolio, we may be required to record a valuation allowance. Allowance charges for purchased debt are included as adjustments to the purchased debt, net line item in the condensed consolidated statements of operations and comprehensive income (loss).

The majority of Canadian purchases made on or after January 1, 2012 have been accounted for under the level yield method based on our ability to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method are being accumulated into static pools on a quarterly basis separately from U.S. purchases.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less fees paid to the United Network or the Canadian Network are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a fee paid to the United Network, there is a corresponding dollar recorded as revenue in the purchased debt, net line item in the condensed consolidated statements of operations and comprehensive income (loss) (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the court costs, net line item in the condensed consolidated statements of operations and comprehensive income (loss). As compared to the level yield method of accounting, the cost recovery method of accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

We assess our purchased debt accounted for under the cost recovery method at least annually, or more frequently if necessary, to determine if a valuation allowance is necessary. If the carrying value of a purchase is greater than our best estimate of future cash proceeds, excluding court cost recoveries, net of the fees expected to be paid for collections on that purchase, we record a valuation allowance for the difference. In the instance that our best estimate of future cash proceeds, excluding court cost recoveries, increases for a cost recovery purchase that had a valuation allowance previously recorded, we may reverse a portion or the entire valuation allowance, as estimates indicate. Similar to our process to determine our revenue recognition, or allowance charges for our level yield pools as described above, we use all factors available, and our ERP to determine our best estimate of future cash proceeds for our purchased debt accounted for under the cost recovery method.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU No. 2012-02 modifies the requirements for testing indefinite-lived intangibles other than goodwill for impairment. This ASU permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance for interim and annual impairment testing of indefinite-lived intangibles effective January 1, 2013. The Company's adoption of ASU No. 2012-02 did not have an impact on the Company's financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220)." ASU No. 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component, and to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in certain situations as defined by the ASU. This ASU became effective for us as of January 1, 2013. The Company's adoption of ASU No. 2013-02 included additional footnote disclosure, but did not have an impact on the Company's financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830)." ASU No. 2013-05 amends the requirements for a parent entity's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any cumulative translation adjustment into net income if: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment; (iii) a partial sale of an equity method investment that is not a foreign entity when the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment; and (iv) the sale of an investment in a foreign entity with certain other characteristics. The amendments in this update are effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2013. The Company's adoption of ASU No. 2013-05 is not expected to have a material impact on the Company's financial position or results of operations.

3. Purchased Debt

Changes in purchased debt, net for the three months ended March 31, 2013 and 2012 are as follows:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$230,773	$222,330	$20,909	$21,083	$251,682	$243,413
Purchases	51,515	69,643	10,755	2,841	62,270	72,484
Allowance charges (recorded) reversed	1,366	(2,590)	18	—	1,384	(2,590)
Proceeds applied to purchased debt principal	(56,704)	(70,280)	(4,801)	(5,403)	(61,505)	(75,683)
Other(1)	(238)	—	257	109	19	109
Balance at end of period	$226,712	$219,103	$27,138	$18,630	$253,850	$237,733
 (1)    Other includes impacts of the Company’s currency translation, franchise asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Proceeds	$130,362	$132,590	$16,511	$20,783	$146,873	$153,373
Less:
Gross revenue recognized	73,658	62,310	11,347	14,960	85,005	77,270
Cost recovery court costs recoveries(1)	—	—	363	420	363	420
Proceeds applied to purchased debt principal	56,704	70,280	4,801	5,403	61,505	75,683
	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations and comprehensive income (loss).

The following table reconciles gross revenue recognized to purchased debt revenues, net for the following periods:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Gross revenue recognized	$73,658	$62,310	$11,347	$14,960	$85,005	$77,270
Purchased debt royalties	2,498	2,953	363	485	2,861	3,438
Change in valuation allowance	1,366	(2,590)	18	—	1,384	(2,590)
Other(1)	—	—	(103)	(239)	(103)	(239)
Purchased debt revenue, net	$77,522	$62,673	$11,625	$15,206	$89,147	$77,879
(1)    Other items relate to the franchise asset purchase program (discontinued), recovery of step-up in basis, and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

     The following table shows detail of the Company’s purchases during the following periods:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Purchase price	$51,515	$69,643	$10,755	$2,841	$62,270	$72,484
Face value	605,423	812,029	188,568	93,295	793,991	905,324
% of face	8.5%	8.6%	5.7%	3.0%	7.8%	8.0%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the three months ended March 31, 2013, the Company spent $51.5 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the customers) of the debt purchased was $605.4 million, which is a purchase price equal to 8.5% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the three months ended March 31, 2013 amounted to $113.6 million. The accretable yield for these purchases was $62.1 million, or the ERP of $113.6 million less the purchase price of $51.5 million.

The following is the change in accretable yield for the three months ended March 31, 2013 and 2012:

	2013	2012
Balance at December 31, prior year	$596,849	$463,048
Impact from revenue recognized on purchased debt, net	(75,024)	(59,720)
Additions from current purchases	62,109	84,439
Reclassifications to accretable yield, including foreign currency translation	10,475	36,791
Balance at March 31,	$594,409	$524,558

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$136,602	$147,734	$13,714	$10,319	$150,316	$158,053
Allowance charges recorded (reversed)	(1,366)	2,590	(18)	—	(1,384)	2,590
Balance at end of period	$135,236	$150,324	$13,696	$10,319	$148,932	$160,643

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

The following is a summary of intangibles:

	March 31, 2013	December 31, 2012
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	March 31, 2013		December 31, 2012
Type of Debt	Nominal Rate(1)	Balance	Nominal Rate(1)	Balance	Maturity
Line of Credit USD	6.3%	$144,334	6.3%	$132,412	April 2014
Line of Credit CAD	6.8%	—	6.8%	—	April 2014
Total Line of Credit		$144,334		$132,412
 (1)    Nominal rates represent the Company’s weighted average interest rates for these respective borrowings as of March 31, 2013 and December 31, 2012. Nominal rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of this facility were $1,470 and $1,879 at March 31, 2013 and December 31, 2012, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the facility.The Company had accrued interest on its lines of credit of $225 and $168 at March 31, 2013 and December 31, 2012, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

At March 31, 2013, our availability under the line of credit was $70.2 million based on our borrowing base calculation.

Subsequent to March 31, 2013, SquareTwo amended its revolving credit facility to extend its maturity, reduce certain interest rates, and reduce certain fees. The nature and terms of the amendment are disclosed in Note 12.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	March 31, 2013			December 31, 2012
Type of Debt	Nominal Rate(1)	Balance	Maturity	Nominal Rate(1)	Balance	Maturity
Second Lien Notes, net of $2,889 and $3,069 unamortized discount	11.625%	$287,111	April 2017	11.625%	$286,931	April 2017
Other Notes Payable	4.1 - 8.0%	1,908	2015 - 2021	4.1 - 8.0%	1,962	2015 - 2021
Total Notes Payable		$289,019			$288,893
 (1)    Nominal rates represent the Company’s interest rates (or range of interest rates) for these respective borrowings as of March 31, 2013 and December 31, 2012.

The remaining unamortized costs of the Senior Second Lien notes were $5,107 and $5,427 at March 31, 2013 and December 31, 2012, respectively, and are included in the other assets line on the condensed consolidated balance sheets.  These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien notes payable of $16,856 and $8,428 at March 31, 2013 and at December 31, 2012, respectively, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of March 31, 2013, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit totaling at $462 at March 31, 2013 and December 31, 2012, respectively. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Equity

Common Stock

As of March 31, 2013 and December 31, 2012, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Non-Controlling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the non-controlling interest in CCL are shown on our condensed consolidated statements of operations and comprehensive income (loss).

Accumulated Other Comprehensive Income

During the three months ended March 31, 2013 and March 31, 2012, comprehensive income (loss) included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2013 and March 31, 2012:

Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	(111)	(111)
Other comprehensive income, net of tax of $0, before reclassifications	(387)	(387)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, March 31, 2013	$(498)	$(498)

Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	(341)	(341)
Other comprehensive income, net of tax of $0, before reclassifications	153	153
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, March 31, 2012	$(188)	$(188)

7. Fair Value of Financial Instruments

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$253,850	$777,990	$—	$—	$777,990
Line of credit(2)	144,334	144,334	—	144,334	—
Second Lien Notes, net of $2,889 unamortized discount(3)	287,111	294,216	294,216	—	—
Other Notes Payable(4)	1,908	1,908	—	1,908	—

	December 31, 2012
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$251,682	$778,675	$—	$—	$778,675
Line of credit(2)	132,412	132,412	—	132,412	—
Second Lien Notes, net of $3,069 unamortized discount(3)	286,931	280,479	280,479	—	—
Other Notes Payable(4)	1,962	1,962	—	1,962	—
(1)    The Company's estimated fair value of purchased debt has been determined using our consolidated ERP discounted using a rate that approximates our weighted average cost of capital. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. The estimated fair value of purchased debt should not be construed to represent the underlying value of the Company.

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

8. Income Taxes

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

For the three months ended March 31, 2013, the combined state, federal and Canadian tax expense from operations was $0.7 million. It was almost entirely attributable to the Canadian operations based on an effective tax rate of approximately 26.5%. While the U.S. operations generated a pre-tax profit of $1.8 million for the three months ended March 31, 2013, virtually no income tax expense was recognized for the U.S. segment due to the Company's deferred tax assets. As a result, the combined state, federal and Canadian effective tax rate was 16.3%. The Company remains in a full valuation allowance position at March 31, 2013.

9. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can generally be canceled by the Company at its discretion with 60 days’ notice. At March 31, 2013, the Company had non-cancelable obligations outstanding to purchase $32.0 million in face value of debt at an aggregate price of $4.9 million under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

During 2011, CCL, one of the Company's subsidiaries in Canada, received an inquiry from the Canada Revenue Agency (“CRA”) in regards to their compliance with the harmonized sales tax (“HST”) for the four years ended June 30, 2011.  The CRA made a preliminary assessment against CCL in the amount of approximately $1.3 million, not including interest, for the aforementioned period, but the agency also requested additional documentation and information regarding the Company's position. The Company's position is that it was exempt from the assessed HST and has furnished to the CRA the information requested along with a detailed explanation of its position. At the time of the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2012, the CRA had not made any further determinations with respect to the Company's objection, and therefore, the Company's accounting related to this matter was based on its belief that the objection would be upheld.

At the end of March 2013, the Company received a response to its objection from the appeals division in which the CRA has affirmed its original assessment position but has not officially confirmed the assessment pending another response from the Company. The Company continues to believe in the merits of its arguments and intends to respond with additional information and analysis. However, in light of the March 2013 CRA response, the Company believes that the circumstances of its objection warrant a loss accrual as of March 31, 2013 based on the probable standard which is the basis for loss contingency accounting under GAAP. Accordingly the Company accrued $1.5 million, which is the Company's best estimate of the impact of the final assessment, including applicable interest. The amount is included in the other expense line in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2013.

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

10. Segment Information

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

The following tables present the Company's operating segment results for the three months ended March 31, 2013 and March 31, 2012:

Cash Proceeds on Purchased Debt:

	Three Months Ended March 31,
Cash Proceeds on Purchased Debt	2013	2012
Domestic	$134,909	$141,746
Canada	11,964	11,627
Consolidated	$146,873	$153,373

Total Revenues:

	Three Months Ended March 31,
Total Revenues	2013	2012
Domestic	$82,024	$70,641
Canada	7,363	7,425
Consolidated	$89,387	$78,066

Adjusted EBITDA:

	Three Months Ended March 31,
Adjusted EBITDA(1)	2013	2012
Domestic	$71,523	$82,439
Canada	7,253	9,247
Consolidated	$78,776	$91,686
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

Segment net income or loss is not presented consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	Three Months Ended March 31,
	2013	2012
Net income (loss)	$3,330	$(2,111)
Interest expense	11,778	12,202
Interest income	(15)	(26)
Income tax expense	650	1,418
Depreciation and amortization	1,914	1,522
EBITDA	17,657	13,005
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	61,505	75,683
Amortization of step-up of carrying value(2)	107	46
Change in valuation allowance(3)	(1,384)	2,590
Certain other or non-cash expenses
Stock option expense(4)	34	78
Other(5)	857	284
Adjusted EBITDA	$78,776	$91,686
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

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(9,284)	$(12,318)
Proceeds recorded as reduction of carrying value(1)	61,505	75,683
Interest expense to be paid in cash(2)	10,869	11,306
Interest income	(15)	(26)
Other non-cash expense	(1,192)	(950)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	17,043	18,810
Other operating assets and liabilities and deferred taxes(4)	(1,657)	(2,521)
Income tax expense	650	1,418
Other(5)	857	284
Adjusted EBITDA	$78,776	$91,686
(1)    Cash proceeds applied to the carrying value of purchased debt are shown in the investing activities section of the condensed consolidated statements of cash flows.

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

Segment assets were as follows as of March 31, 2013 and December 31, 2012:

Total Assets	March 31, 2013	December 31, 2012
Domestic	$473,382	$455,099
Canada	25,610	25,137
Consolidated	$498,992	$480,236

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at March 31, 2013 or December 31, 2012.

11. Supplemental Guarantor Information

The payment obligations under the Second Lien Notes (see Note 5) are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) 100% owned existing and future domestic subsidiaries (“Guarantor Subsidiaries”), that guarantee, or are otherwise obligors with respect to, indebtedness under the Borrower’s senior revolving credit facility. The Second Lien Notes are not guaranteed by Parent.

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

Condensed Consolidating Balance Sheets

	March 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$7,600	$—	$7,600
Restricted cash	15,866	12,560	—	—	28,426
Receivables:
Trade, net of allowance for doubtful accounts	846	24	1,202	—	2,072
Notes receivable	45	—	221	—	266
Taxes receivable	—	—	259	—	259
Purchased debt, net	—	238,396	15,454	—	253,850
Property and equipment, net	23,457	69	260	—	23,786
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	9,249	1,264	872	—	11,385
Investment in subsidiaries	273,213	—	—	(273,213)	—
Total assets	$493,455	$252,313	$26,437	$(273,213)	$498,992
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$3,258	$46	$(50)	$—	$3,254
Payable from trust accounts	1,914	160	57	—	2,131
Payable to Borrower	—	352,579	5,225	(357,804)	—
Taxes payable	151	—	—	—	151
Accrued interest and other liabilities	29,845	79	2,495	—	32,419
Deferred tax liability	9,605	—	(5)	—	9,600
Line of credit	144,334	—	—	—	144,334
Notes payable, net of discount	289,019	—	—	—	289,019
Obligations under capital lease agreements	2,068	—	—	—	2,068
Total liabilities	480,194	352,864	7,722	(357,804)	482,976
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,168	100	1	(101)	190,168
(Accumulated deficit) retained earnings	(176,907)	(100,651)	15,959	84,692	(176,907)
Accumulated other comprehensive loss	—	—	(498)	—	(498)
Total equity (deficiency) before noncontrolling interest	13,261	(100,551)	15,462	84,591	12,763
Noncontrolling interest	—	—	3,253	—	3,253
Total equity (deficiency)	13,261	(100,551)	18,715	84,591	16,016
Total liabilities and equity (deficiency)	$493,455	$252,313	$26,437	$(273,213)	$498,992

	December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$7,538	$—	$7,538
Restricted cash	(962)	12,345	—	—	11,383
Receivables:
Trade, net of allowance for doubtful accounts	874	106	557	—	1,537
Notes receivable	252	—	226	—	478
Purchased debt, net	107	236,005	15,570	—	251,682
Property and equipment, net	23,968	76	278	—	24,322
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	9,547	1,228	1,173	—	11,948
Investment in subsidiaries	268,513	—	—	(268,513)	—
Total assets	$473,078	$249,760	$25,911	$(268,513)	$480,236
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	2,601	100	(46)	—	2,655
Payable from trust accounts	1,584	156	54	—	1,794
Payable to Borrower	—	354,431	4,530	(358,961)	—
Taxes payable	108	—	2,664	—	2,772
Accrued interest and other liabilities	25,543	743	571	—	26,857
Deferred tax liability	9,605	—	(5)	—	9,600
Line of credit	132,412	—	—	—	132,412
Notes payable, net of discount	288,893	—	—	—	288,893
Obligations under capital lease agreements	2,214	—	—	—	2,214
Total liabilities	462,960	355,430	7,768	(358,961)	467,197
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,134	(202)	1	201	190,134
(Accumulated deficit) retained earnings	(180,016)	(105,468)	15,221	90,247	(180,016)
Accumulated other comprehensive loss	—	—	(111)	—	(111)
Total equity (deficiency) before noncontrolling interest	10,118	(105,670)	15,111	90,448	10,007
Noncontrolling interest	—	—	3,032	—	3,032
Total equity (deficiency)	10,118	(105,670)	18,143	90,448	13,039
Total liabilities and equity (deficiency)	$473,078	$249,760	$25,911	$(268,513)	$480,236

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$2,896	$79,065	$7,186	$—	$89,147
Contingent debt	11	2	167	—	180
Other revenue	50	—	10	—	60
Total revenues	2,957	79,067	7,363	—	89,387
Expenses
Collection expenses on:
Purchased debt	—	44,015	2,442	—	46,457
Contingent debt	1	2	—	—	3
Court costs, net	—	10,117	186	—	10,303
Other direct operating expenses	—	2,385	3	—	2,388
Salaries and payroll taxes	1,683	4,946	218	—	6,847
General and administrative	955	1,699	794	—	3,448
Depreciation and amortization	1,146	755	13	—	1,914
Total operating expenses	3,785	63,919	3,656	—	71,360
Operating (loss) income	(828)	15,148	3,707	—	18,027
Other expenses
Interest expense	1,447	10,331	—	—	11,778
Other expense	110	—	2,159	—	2,269
Total other expenses	1,557	10,331	2,159	—	14,047
(Loss) income before income taxes	(2,385)	4,817	1,548	—	3,980
Income tax expense	(60)	—	(590)	—	(650)
Income from subsidiaries	5,554	—	—	(5,554)	—
Net income	3,109	4,817	958	(5,554)	3,330
Less: Net income attributable to the noncontrolling interest	—	—	221	—	221
Net income attributable to SquareTwo	$3,109	$4,817	$737	$(5,554)	$3,109
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(387)	—	(387)
Comprehensive income	$3,109	$4,817	$571	$(5,554)	$2,943
Less: Comprehensive income attributable to the noncontrolling interest	—	—	221	—	221
Comprehensive income attributable to SquareTwo	$3,109	$4,817	$350	$(5,554)	$2,722

	Three Months Ended March 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$3,381	$67,217	$7,281	$—	$77,879
Contingent debt	(392)	428	125	—	161
Other revenue	4	—	22	—	26
Total revenues	2,993	67,645	7,428	—	78,066
Expenses
Collection expenses on:
Purchased debt	—	44,540	2,015	—	46,555
Contingent debt	6	8	—	—	14
Court costs, net	—	7,605	83	—	7,688
Other direct operating expenses	—	1,817	6	—	1,823
Salaries and payroll taxes	1,086	4,949	200	—	6,235
General and administrative	(49)	2,526	151	—	2,628
Depreciation and amortization	964	546	12	—	1,522
Total operating expenses	2,007	61,991	2,467	—	66,465
Operating income	986	5,654	4,961	—	11,601
Other expenses
Interest expense	1,463	10,697	42	—	12,202
Other expense	90	—	2	—	92
Total other expenses	1,553	10,697	44	—	12,294
(Loss) income before income taxes	(567)	(5,043)	4,917	—	(693)
Income tax expense	(15)	—	(1,403)	—	(1,418)
Loss from subsidiaries	(2,023)	—	—	2,023	—
Net (loss) income	(2,605)	(5,043)	3,514	2,023	(2,111)
Less: Net income attributable to the noncontrolling interest	—	—	494	—	494
Net (loss) income attributable to SquareTwo	$(2,605)	$(5,043)	$3,020	$2,023	$(2,605)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	153	—	153
Comprehensive (loss) income	$(2,605)	$(5,043)	$3,667	$2,023	$(1,958)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	494	—	494
Comprehensive (loss) income attributable to SquareTwo	$(2,605)	$(5,043)	$3,173	$2,023	$(2,452)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$3,109	$4,817	$958	$(5,554)	$3,330
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,146	755	13	—	1,914
Amortization of loan origination fees and debt discount	909	—	—	—	909
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Change in valuation allowance of purchased debt	—	(1,366)	(18)	—	(1,384)
Expenses for stock options	22	12	—	—	34
Other non-cash expense	998	(98)	292	—	1,192
Equity in subsidiaries	(5,554)	—	—	5,554	—
Changes in operating assets and liabilities:
Income tax payable/receivable	43	—	(2,827)	—	(2,784)
Restricted cash	(16,828)	(215)	—	—	(17,043)
Other assets	(1,220)	(612)	32	—	(1,800)
Accounts payable and accrued liabilities	5,291	(1,013)	1,963	—	6,241
Net cash (used in) provided by operating activities	(11,977)	2,280	413	—	(9,284)
Investing activities
Investment in purchased debt	—	(57,439)	(4,831)	—	(62,270)
Proceeds applied to purchased debt principal	—	56,782	4,723	—	61,505
Net proceeds from notes receivable	32	—	—	—	32
Investment in subsidiaries	1,616	—	—	(1,616)	—
Investment in property and equipment, including internally developed software	(1,201)	(7)	7	—	(1,201)
Net cash provided by (used in) investing activities	447	(664)	(101)	(1,616)	(1,934)
Financing activities
Repayment of investment by parent, net	—	(1,616)	—	1,616	—
Payments on notes payable, net	(108)	—	—	—	(108)
Proceeds from lines-of-credit	147,167	—	—	—	147,167
Payments on lines-of-credit	(135,245)	—	—	—	(135,245)
Payments on capital lease obligations	(284)	—	—	—	(284)
Net cash provided by (used in) financing activities	11,530	(1,616)	—	1,616	11,530
Increase in cash and cash equivalents	—	—	312	—	312
Impact of foreign currency translation on cash	—	—	(250)	—	(250)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$7,600	$—	$7,600
Supplemental cash flow information
Cash paid for interest	$2,133	$252	$—	$—	$2,385
Cash paid for income taxes	18	—	3,420	—	3,438
Property and equipment financed with capital leases and notes payable	193	—	—	—	193

	Three Months Ended March 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(2,605)	$(5,043)	$3,514	$2,023	$(2,111)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	964	546	12	—	1,522
Amortization of loan origination fees	896	—	—	—	896
Recovery of step-up in basis of purchased debt	46	—	—	—	46
Change in valuation allowance of purchased debt	—	2,590	—	—	2,590
Expenses for stock options	53	25	—	—	78
Other non-cash expense	798	231	(79)	—	950
Equity in subsidiaries	2,023	—	—	(2,023)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	23	—	(1,084)	—	(1,061)
Restricted cash	(17,534)	(1,276)	—	—	(18,810)
Other assets	(1,348)	(463)	137	—	(1,674)
Accounts payable and accrued liabilities	4,960	102	194	—	5,256
Net cash (used in) provided by operating activities	(11,724)	(3,288)	2,694	—	(12,318)
Investing activities
Investment in purchased debt	—	(68,915)	(3,569)	—	(72,484)
Proceeds applied to purchased debt principal	—	71,414	4,269	—	75,683
Net proceeds from notes receivable	183	—	—	—	183
Investment in subsidiaries	(740)	—	—	740	—
Investments in property and equipment including internally developed software	(1,215)	—	(9)	—	(1,224)
Net cash (used in) provided by investing activities	(1,772)	2,499	691	740	2,158
Financing activities
Proceeds from investment by Parent, net	—	740	—	(740)	—
Payments on notes payable, net	(64)	—	(53)	—	(117)
Proceeds from lines-of-credit	152,610	—	—	—	152,610
Payments on lines-of-credit	(138,787)	—	—	—	(138,787)
Payments on capital lease obligations	(272)	—	—	—	(272)
Net cash provided by (used in) financing activities	13,487	740	(53)	(740)	13,434
(Decrease) increase in cash and cash equivalents	(9)	(49)	3,332	—	3,274
Impact of foreign currency translation on cash	—	—	52	—	52
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$33	$5,950	$—	$5,983
Supplemental cash flow information
Cash paid for interest	$2,398	$399	$48	$—	$2,845
Cash (received) paid for income tax	(8)	—	2,487	—	2,479
Property and equipment financed with capital leases and notes payable	22	—	—	—	22

12. Subsequent Events

On April 30, 2013, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporation's subsidiaries entered into an Amendment to its Loan Agreement (the "Amendment"). The Amendment extended the maturity of the Company's revolving credit facility by two years to April 6, 2016, reduced the applicable margin rates on U.S. and Canadian advances by 1.00% and reduced the floors on U.S. and Canadian advances by 0.50% as shown in the table below. In addition, the unused line fees were reduced by 0.25% when the revolver is less than 65% of capacity. The maximum commitment and covenants were not amended. The following represents the amended terms of the Company's revolving credit facility:

Type of Debt and Maximum Commitment	Collateral	Interest Rate Terms	Fees	Payment Terms	Maturity
Domestic Line of Credit; maximum commitment $215.0 million subject to borrowing on Canadian Line of Credit and other terms.	Substantially all assets of SquareTwo and its U.S. guarantor subsidiaries.
Option of (1) Base Rate: Floor of (a) the highest of Prime rate, Federal Funds rate plus 0.50%, or one-month LIBOR plus 1.00%, or (b) 2.0%, plus a margin of 2.75%, or (2) LIBOR Rate: Floor of the higher of (a) LIBOR or (b) 1.00%, plus a margin of 3.75%.
			Unused line fees of 0.50% at all draw levels.	Due at maturity.	April 6, 2016

Canadian Line of Credit; maximum commitment $24.7 million subject to borrowing on U.S. Line of Credit and other terms.	Substantially all assets of the Company.
Option of (1) Canadian Index Rate: Floor of (a) the higher of the reference rate for commercial Canadian loans, or Canadian 30-day BA rate plus 1.00%, or (b) 3.00%, plus a margin of 2.75%; or (2) Canadian BA Rate: Floor of the higher of (a) Canadian BA rate, or (b) 1.00%, plus a margin of 4.25%.
			Unused line fees of 0.50% at all draw levels.	Due at maturity.	April 6, 2016

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

Our business model leverages our analytical expertise, technology platform, operational experience and our Partners Network to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to March 31, 2013, we have invested approximately $2.3 billion in the acquisition of charged-off receivables, representing over $34.7 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested capital.

Based on our proprietary analytic models, which utilize historical data as well as current account-level data and economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of March 31, 2013 of $9.0 billion (active face value) will generate approximately $861.9 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $62.4 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $924.3 million as of March 31, 2013. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Purchasing Activity

The following table summarizes the purchasing activity for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended
Purchasing Activity ($ in thousands)	March 31,
	2013	2012	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$403,283	$712,586	$(309,303)	(43.4)%
Price	44,634	64,870	(20,236)	(31.2)%
Price (%)	11.1%	9.1%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	202,140	99,442	102,698	103.3%
Price	6,881	4,773	2,108	44.2%
Price (%)	3.4%	4.8%
Other(2)
Face	188,568	93,296	95,272	102.1%
Price	10,755	2,841	7,914	278.6%
Price (%)	5.7%	3.0%
Purchased Debt - Total
Face	$793,991	$905,324	$(111,333)	(12.3)%
Price	62,270	72,484	(10,214)	(14.1)%
Price (%)	7.8%	8.0%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $403.3 million of face value receivables at a price of $44.6 million during the three months ended March 31, 2013, compared to $712.6 million of face value receivables at a price of $64.9 million during the three months ended March 31, 2012, a decrease of 43.4% in face value and 31.2% in purchase price. Market prices were competitive during the first quarter of 2013 in both the U.S. and Canada, especially in the market for fresh consumer paper. We carefully evaluated the details of each opportunity in this category of receivables, and purchased only those portfolios which we believe will meet our net return thresholds.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $202.1 million of face value receivables at a price of $6.9 million during the three months ended March 31,

2013, compared to $99.4 million of face value receivables at a price of $4.8 million during the three months ended March 31, 2012. The increase of 103.3% in face value and 44.2% in price paid demonstrates our continued expansion into our credit card/consumer loan - non-fresh asset types and our view that there were more favorable opportunities for expansion in the non-fresh category compared to fresh during the first quarter of 2013.

Other
Other purchases consist of commercial, student loan, and medical purchases. Other purchases were $188.6 million in face at a price of $10.8 million during the three months ended March 31, 2013, compared to $93.3 million in face at a price of $2.8 million during the three months ended March 31, 2012. The increase of 102.1% in face value and 278.6% in price paid was due to our continued diversification efforts into new asset classes. The increase in price of other assets resulted from a general increase in price of such debt and mix of products acquired.

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

The following table summarizes the cash proceeds activity for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012:

	Three Months Ended
	March 31,
Cash Proceeds ($ in thousands)	2013	2012	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$83,326	$100,158	$(16,832)	(16.8)%
Legal collections(1)	53,503	40,494	13,009	32.1%
Other collections(1)(2)	5,479	4,497	982	21.8%
Total collections	142,308	145,149	(2,841)	(2.0)%
Sales & recourse	4,565	8,224	(3,659)	(44.5)%
Total cash proceeds on purchased debt	$146,873	$153,373	$(6,500)	(4.2)%

(1)    Credit card/consumer loan court cost recoveries, previously reported as other collections, are reported as credit card/consumer loan legal collections. As presented above, $2.9 million has been reclassified to credit card/consumer loan legal collections for 2012 to conform to the current presentation.

(2)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $83.3 million during the three months ended March 31, 2013 compared to $100.2 million during the three months ended March 31, 2012, representing a decrease of $16.8 million or 16.8%. This was the result of decreased purchasing in the latter part of 2012. Credit card/consumer loan non-legal collections represented 56.7% and 65.3% of total cash proceeds on purchased debt in the three months ended March 31, 2013 and 2012, respectively.

Legal Collections

Credit card and consumer loan legal collections were $53.5 million during the three months ended March 31, 2013 compared to $40.5 million during the three months ended March 31, 2012. The increase of $13.0 million or 32.1% was attributable to increased purchasing volumes of higher quality accounts during 2011 and the first part of 2012 that comprised a large component of assets in the legal channel during the three months ended March 31, 2013. Credit card/consumer loan legal collections represented 36.4% and 26.4% of total cash proceeds on purchased debt in the three months ended March 31, 2013 and 2012, respectively.

Other Collections

Other collections were $5.5 million during the three months ended March 31, 2013 compared to $4.5 million during the three months ended March 31, 2012, an increase of $1.0 million or 21.8%. The increase in other collections was primarily driven by commercial collections, due to increased purchasing volumes of commercial assets.

Sales and Recourse Proceeds

Sales and recourse proceeds were $4.6 million during the three months ended March 31, 2013 compared to $8.2 million during the three months ended March 31, 2012. We periodically sell accounts based on operational considerations, market pricing, or capacity constraints within our United Network.

Consolidated Results

The following table summarizes the results of our operations for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012:

	Three Months Ended
	March 31,
Consolidated Results ($ in thousands)	2013	2012	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$89,147	$77,879	$11,268	14.5%
Contingent debt	180	161	19	11.8%
Other revenue	60	26	34	130.8%
Total revenues	89,387	78,066	11,321	14.5%
Expenses
Collection expenses on:
Purchased debt	46,457	46,555	(98)	(0.2)%
Contingent debt	3	14	(11)	(78.6)%
Court costs, net	10,303	7,688	2,615	34.0%
Other direct operating expenses	2,388	1,823	565	31.0%
Salaries and payroll taxes	6,847	6,235	612	9.8%
General and administrative	3,448	2,628	820	31.2%
Depreciation and amortization	1,914	1,522	392	25.8%
Total operating expenses	71,360	66,465	4,895	7.4%
Operating income	18,027	11,601	6,426	55.4%
Other expenses
Interest expense	11,778	12,202	(424)	(3.5)%
Other expense	2,269	92	2,177	(1)
Total other expenses	14,047	12,294	1,753	14.3%
Income (loss) before income taxes	3,980	(693)	4,673	(1)
Income tax expense	(650)	(1,418)	768	54.2%
Net income (loss)	$3,330	$(2,111)	$5,441	(1)
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $89.1 million during the three months ended March 31, 2013 compared to $77.9 million during the three months ended March 31, 2012, an increase of $11.3 million or 14.5%. This increase was predominantly driven by an $11.3 million increase in gross revenues on level yield assets. Due to over-performance of cash proceeds relative to expectations and historical trends, we increased our projections of future cash proceeds on multiple level yield pools. As a result, we increased the internal rate of return ("IRR") on ten of our 2009 - 2012 domestic quarterly pools and the first quarter 2012 Canadian quarterly pool subsequent to the three months ended March 31, 2012. Also impacting gross revenue on purchased debt was a slight increase in the average carrying value of level yield purchased debt assets from $220.7 million to $228.7 million. In addition, we recorded reversals of non-cash valuation allowances of $1.4 million during the three months ended March 31, 2013 compared to $2.6 million non-cash valuation allowance charges taken during the three months ended March 31, 2012. The non-cash valuation allowance reversals related primarily to overperformance on certain 2007 and 2008 level yield pools relative to previously reduced expected proceeds.

 Gross revenues on our cost recovery assets decreased $3.6 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting at the beginning of the three months ended March 31, 2013.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $46.5 million during the three months ended March 31, 2013 compared to $46.6 million during the three months ended March 31, 2012. Collection expenses on purchased debt are driven by purchased debt collections, and remained relatively flat with a decrease of 0.2%, which was in line with total collections on purchased debt which decreased 2.0%.

Court Costs, Net

Court costs, net were $10.3 million during the three months ended March 31, 2013 compared to $7.7 million during the three months ended March 31, 2012. The increase of 34.0% was largely the result of longer term increased purchasing volumes of higher quality paper, which are legal eligible, now in the legal channel. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expenses

Other direct operating expenses were $2.4 million during the three months ended March 31, 2013, which represented an increase of $0.6 million from the three months ended March 31, 2012. This increase was attributable to ongoing investments in operational improvements.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect". Collection expenses on purchased debt, gross court costs, and other direct operating expenses totaled $59.5 million during the three months ended March 31, 2013, and $56.5 million during the three months ended March 31, 2012. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections. In relation to total collections, costs to collect increased from 38.9% to 41.8%, primarily due to increased court costs. Costs to collect excluding court costs were $48.8 million during the three months ended March 31, 2013 and $48.4 million during the three months ended March 31, 2012, which represented 34.3% and 33.3% of total collections, respectively.

General and Administrative Expenses

General and administrative expenses were $3.4 million during the three months ended March 31, 2013, compared to $2.6 million during the three months ended March 31, 2012. The increase of $0.8 million or 31.2% was attributable to increased travel related expenses including operating lease payments on the Company's corporate plane, management recruiting costs, and event expenses. During the three months ended March 31, 2012, the Company owned and operated a different plane financed by a note payable, the accounting for which also affected the interest expense line item.

Depreciation and Amortization

Depreciation and amortization was $1.9 million during the three months ended March 31, 2013, compared to $1.5 million during the three months ended March 31, 2012. The increase related to depreciation on additional capitalization related to our proprietary collection system, eAGLE.

Other Expense

Other expense during the three months ended March 31, 2013 consisted of $1.5 million accrued based on the Company's best estimate of the impact of the final assessment for the harmonized sales tax ("HST") compliance in Canada. See Note 9 to the condensed consolidated financial statements for further discussion. The remaining amount related primarily to a write-off of certain input tax credits unrelated to the HST assessment.

Income Tax Expense

For the three months ended March 31, 2013, the combined state, federal and Canadian tax expense from operations was $0.7 million compared to $1.4 million of expense for the same period in 2012. The expense in both periods related primarily to the Canadian operations based on an effective tax rate of approximately 26.5%. While the U.S. operations generated a pre-tax profit of $1.8 million for the three months ended March 31, 2013 compared to a pre-tax loss of $5.7 million for the three months ended March 31, 2012, the Company only recognized an insignificant amount of state minimum tax expense as the domestic segment remained under full valuation allowance with respect to substantially all federal and state taxes at the end of both periods.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012:

	Three Months Ended
	March 31,
Adjusted EBITDA ($ in thousands)	2013	2012	$ Variance	% Variance
Voluntary, non-legal collections	$83,326	$100,158	$(16,832)	(16.8)%
Legal collections	53,503	40,494	13,009	32.1%
Other collections(1)	5,479	4,497	982	21.8%
Sales & recourse	4,565	8,224	(3,659)	(44.5)%
Contribution of other business activities(2)	3,101	3,625	(524)	(14.5)%
Total inflows	149,974	156,998	(7,024)	(4.5)%

Collection expenses on:
Purchased debt	46,457	46,555	(98)	(0.2)%
Contingent debt	3	14	(11)	(78.6)%
Court costs, net	10,303	7,688	2,615	34.0%
Other direct operating expenses	2,388	1,823	565	31.0%
Salaries, general and administrative expenses	10,295	8,863	1,432	16.2%
Other(3)	2,643	731	1,912	261.6%
Total outflows	72,089	65,674	6,415	9.8%
Adjustments(4)	891	362	529	146.1%
Adjusted EBITDA	$78,776	$91,686	$(12,910)	(14.1)%
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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	March 31,
	2013	2012	$ Variance	% Variance
Net income (loss)	$3,330	$(2,111)	$5,441	(6)
Interest expense	11,778	12,202	(424)	(3.5)%
Interest income	(15)	(26)	11	42.3%
Income tax expense	650	1,418	(768)	(54.2)%
Depreciation and amortization	1,914	1,522	392	25.8%
EBITDA	17,657	13,005	4,652	35.8%
Adjustments related to purchased debt accounting
Proceeds recorded as reduction of carrying value(1)	61,505	75,683	(14,178)	(18.7)%
Amortization of step-up of carrying value(2)	107	46	61	132.6%
Change in valuation allowance(3)	(1,384)	2,590	(3,974)	(6)
Certain other or non-cash expenses
Stock option expense(4)	34	78	(44)	(56.4)%
Other(5)	857	284	573	201.8%
Adjusted EBITDA	$78,776	$91,686	$(12,910)	(14.1)%
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

(6)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA:

	Three Months Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	March 31,
	2013	2012	$ Variance	% Variance
Net cash used in operating activities	$(9,284)	$(12,318)	$3,034	(24.6)%
Proceeds recorded as reduction of carrying value(1)	61,505	75,683	(14,178)	(18.7)%
Interest expense to be paid in cash(2)	10,869	11,306	(437)	(3.9)%
Interest income	(15)	(26)	11	42.3%
Other non-cash expense	(1,192)	(950)	(242)	(25.5)%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	17,043	18,810	(1,767)	(9.4)%
Other operating assets and liabilities and deferred taxes(4)	(1,657)	(2,521)	864	34.3%
Income tax expense	650	1,418	(768)	(54.2)%
Other(5)	857	284	573	201.8%
Adjusted EBITDA	$78,776	$91,686	$(12,910)	(14.1)%
(1)    Cash proceeds applied to the carrying value of purchased debt are shown in the investing activities section of the condensed consolidated statements of cash flows.

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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

	Three Months Ended
Domestic Segment Performance Summary	March 31,
($ in thousands)	2013	2012	% Variance
Purchases - face	$739,994	$842,044	(12.1)%
Purchases - price	57,439	68,915	(16.7)%
Purchases - price (%)	7.8%	8.2%
Cash proceeds on purchased debt	134,909	141,746	(4.8)%
Total revenue	82,024	70,641	16.1%
Adjusted EBITDA(1)	71,523	82,439	(13.2)%
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

Purchases

Total U.S. purchases decreased $102.1 million or 12.1% in face value and $11.5 million or 16.7% in price paid. While market prices on purchased debt remained competitive during the three months ended March 31, 2013 on all product types, our average price decreased from 8.2% of domestic face value in the three months ended March 31, 2012 to 7.8% of domestic face value in the three months ended March 31, 2013. We continued to purchase only those portfolios which we believe will meet our net return thresholds, and continued our strategy of diversification across debt types. Capital outlay on our fresh credit card and consumer loan purchases decreased by 33.7%, while our non-fresh credit card and consumer loan and commercial debt purchases increased 29.6% and 135.0%, respectively. These fluctuations in purchasing were due to pricing considerations and our diversification strategy.

Cash Proceeds

Domestic cash proceeds on purchased debt decreased by $6.8 million or 4.8%. Credit card and consumer loan voluntary, non-legal collections were the largest driver, decreasing $16.8 million or 18.8% as a result of lower purchases during the three months ended March 31, 2013 and during the second half of 2012. Partially offsetting this decrease, credit card and consumer loan legal collections increased $12.5 million or 31.5% in the three months ended March 31, 2013. This was attributable to increased purchasing volumes of higher quality, legal eligible accounts during 2011 and early 2012 which are now in the legal channel. Commercial collections also increased $1.6 million or 78.6% as a result of investments in our commercial business line. In addition, sales and recourse decreased $3.6 million in the three months ended March 31, 2013 relative to the same period in 2012.

Total Revenue

Total revenue increased $11.4 million or 16.1%. Gross revenues on level yield assets increased $9.5 million or 15.5%. As a result of strong collection performance relative to expected proceeds, we increased the IRRs on ten of our 2009 - 2012 domestic quarterly pools subsequent to the three months ended March 31, 2012, which was a driver of the growth in revenue on level yield assets. Additionally, in the three months ended March 31, 2012, we recorded net non-cash valuation allowance charges of $2.6 million. In the three months ended March 31, 2013, we recorded reversals of non-cash valuation allowance charges of $1.3 million on domestic level yield pools. The allowance charge reversals resulted primarily from continued overperformance on certain 2007 and 2008 level yield pools relative to previously reduced expected proceeds. Gross revenue on cost recovery assets decreased $1.6 million or 18.5% as a result of a decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting at the beginning of the three months ended March 31, 2013.

Adjusted EBITDA

Domestic Adjusted EBITDA decreased $10.9 million or 13.2%. This decrease was due primarily to a decrease of $6.8 million or 4.8% in cash proceeds on purchased debt. The change in collection expenses on purchased debt was directionally consistent with the change in cash proceeds, decreasing $0.5 million or 1.2%. Court costs, net increased $2.5 million or 33.0% as a result of higher purchase volumes from 2011 and early 2012 being worked in the legal channel.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

	Three Months Ended
Canada Segment Performance Summary	March 31,
($ in thousands)	2013	2012	% Variance
Purchases - face	$53,997	$63,280	(14.7)%
Purchases - price	4,831	3,569	35.4%
Purchases - price (%)	8.9%	5.6%
Cash proceeds on purchased debt	11,964	11,627	2.9%
Total revenue	7,363	7,425	(0.8)%
Adjusted EBITDA(1)	7,253	9,247	(21.6)%
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

Purchases

Purchases by our Canada segment decreased $9.3 million in face value, and increased $1.3 million in purchase price. The increase in purchase price was largely the result of competitive pricing for fresh credit card and consumer loan debt subsequent to March 31, 2012. The decrease in face value was due primarily to normal fluctuations in quantities available for purchase. During the three months ended March 31, 2013, purchases of fresh credit card and consumer loans totaled $36.6 million in face value at a price of $3.9 million compared to $53.6 million in face value at a price of $3.4 million in the three months ended March 31, 2012. Canadian non-fresh credit card and consumer loan purchases in the three months ended March 31, 2013 increased to $17.4 million in face value at a price of $1.0 million compared to $9.7 million in face value at a price of $0.2 million in the three months ended March 31, 2012.

Cash Proceeds

Canada's total cash proceeds increased $0.3 million or 2.9%. This increase was due to an increase of $0.5 million in credit card and consumer loan legal collections, and partially offset by a 0.2% decrease in credit card and consumer loan voluntary, non-legal collections.

Total Revenue

Total revenue from our Canada segment decreased $0.1 million or 0.8% in the first quarter of 2013. We began accounting for most of our Canadian purchased debt assets under the level yield method beginning with purchases made on and after January 1, 2012. Gross revenue on assets accounted for under the cost recovery method decreased $2.0 million or 32.4% in the first quarter of 2013 versus the first quarter of 2012 as a result of lower proceeds received on cost recovery assets, which was due to the application of the level yield method of accounting for more assets throughout 2012 and the first quarter of 2013. Partially offsetting this decrease, gross revenues on level yield assets totaled $3.0 million in the first quarter of 2013, which was an increase of $1.9 million or 158.3% from the first quarter of 2012.

Adjusted EBITDA

Adjusted EBITDA decreased $2.0 million or 21.6% from the first quarter of 2012 to the first quarter of 2013. Cash proceeds on purchased debt remained relatively consistent, increasing $0.3 million or 2.9%, while collection expense on purchased debt increased $0.4 million or 21.2%. Additionally, court costs, net increased $0.1 million or 124.1% as a result of continued operational growth.

Supplemental Performance Data

Our Owned Portfolios

As of March 31, 2013, our active owned charged-off receivables in the U.S. and Canada totaled $10.1 billion in face value and consisted of approximately 2.9 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of March 31, 2013.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,549	$4,222	$6,540	64.7%	$1,843	81.5%
Credit Card/Consumer Loan - Non-Fresh	497	3,594	1,786	17.7%	298	13.2%
Other(2)	829	2,142	1,776	17.6%	120	5.3%
Total/Average	2,875	$3,514	$10,102	100.0%	$2,261	100.0%
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

U.S. Purchased Debt Portfolio as of March 31, 2013 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$2,220	—%	$2,079,122	$13,430	$2,092,552	2.33x
2007	236,005	(62,943)	7,108	3%	337,296	11,078	348,374	1.48x
2008	226,030	(73,610)	11,623	5%	319,503	24,519	344,022	1.52x
2009	105,157	(2,752)	4,610	4%	194,232	29,108	223,340	2.12x
2010	164,117	(1,775)	7,576	5%	331,922	96,344	428,266	2.61x
2011	244,959	(2,917)	41,088	17%	396,949	231,674	628,623	2.57x
2012	246,011	(700)	111,424	45%	234,287	337,589	571,876	2.32x
2013	57,439	—	53,881	94%	6,030	118,183	124,213	2.16x
Total	$2,176,058	$(148,932)	$239,530		$3,899,341	$861,925	$4,761,266	2.19x

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

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of March 31, 2013 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance(2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,130	$171	$9,301	1.58x
2007	7,889	—	—	—%	13,960	582	14,542	1.84x
2008	6,282	—	13	—%	8,492	687	9,179	1.46x
2009	3,350	—	—	—%	7,915	1,697	9,612	2.87x
2010	7,706	—	—	—%	23,420	5,875	29,295	3.80x
2011	22,745	—	1,488	7%	42,720	15,528	58,248	2.56x
2012	26,746	—	10,674	40%	26,634	28,703	55,337	2.07x
2013	4,831	—	3,279	68%	1,894	9,163	11,057	2.29x
Total	$85,434	$—	$15,454		$134,165	$62,406	$196,571	2.30x
(1)    Converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Converted to U.S. dollars using the exchange rate as of March 31, 2013.

Consolidated Purchased Debt Portfolio as of March 31, 2013 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$2,220	—%	$2,088,252	$13,601	$2,101,853	2.33x
2007	243,894	(62,943)	7,108	3%	351,256	11,660	362,916	1.49x
2008	232,312	(73,610)	11,636	5%	327,995	25,206	353,201	1.52x
2009	108,507	(2,752)	4,610	4%	202,147	30,805	232,952	2.15x
2010	171,823	(1,775)	7,576	4%	355,342	102,219	457,561	2.66x
2011	267,704	(2,917)	42,576	16%	439,669	247,202	686,871	2.57x
2012	272,757	(700)	122,098	45%	260,921	366,292	627,213	2.30x
2013	62,270	—	57,160	92%	7,924	127,346	135,270	2.17x
Total	$2,261,492	$(148,932)	$254,984		$4,033,506	$924,331	$4,957,837	2.19x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of March 31, 2013.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of March 31, 2013 will generate a total of approximately $861.9 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2013	2014	2015	2016	2017	2018	2019	2020 and thereafter	Total
2006 and prior(1)	$7,504	$4,824	$1,102	$—	$—	$—	$—	$—	$13,430
2007	5,411	4,899	735	33	—	—	—	—	11,078
2008	9,400	9,446	5,178	493	2	—	—	—	24,519
2009	8,623	8,132	5,704	3,397	2,308	944	—	—	29,108
2010	32,228	26,178	16,003	10,699	5,928	3,797	1,511	—	96,344
2011	71,300	62,992	38,565	24,783	16,057	9,522	6,239	2,216	231,674
2012	115,347	93,760	51,904	32,232	20,317	12,009	6,585	5,435	337,589
2013	44,055	34,414	16,551	9,067	7,011	3,409	1,821	1,855	118,183
Total	$293,868	$244,645	$135,742	$80,704	$51,623	$29,681	$16,156	$9,506	$861,925
Cumulative Percent	34.1%	62.5%	78.2%	87.6%	93.6%	97.0%	98.9%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$9,188	$3,665	$577	$—	$—	$—	$—	$—	$13,430
2007	6,931	3,868	267	12	—	—	—	—	11,078
2008	12,249	8,302	3,866	101	1	—	—	—	24,519
2009	10,952	7,493	4,993	3,078	2,057	535	—	—	29,108
2010	40,097	23,225	14,358	9,172	5,296	3,341	855	—	96,344
2011	90,750	55,147	34,167	22,512	13,894	8,563	5,467	1,174	231,674
2012	145,497	79,615	45,144	29,534	17,494	10,231	5,861	4,213	337,589
2013	54,399	28,857	14,647	7,828	6,371	3,001	1,546	1,534	118,183
Total	$370,063	$210,172	$118,019	$72,237	$45,113	$25,671	$13,729	$6,921	$861,925
Cumulative Percent	42.9%	67.3%	81.0%	89.4%	94.6%	97.6%	99.2%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$5	$—	$—	$4,284
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	26	21	4	24,514
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	151	140	16	111,687
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	605	356	95	153,158
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	1,555	960	169	218,703
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	5,091	3,194	601	378,702
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	7,226	4,765	1,014	332,778
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	11,538	7,723	1,521	421,304
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	14,213	9,079	1,725	433,992
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	21,178	14,424	2,853	337,296
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	38,416	24,983	4,591	319,503
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	41,300	27,948	4,212	194,232
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	130,132	94,374	16,987	331,922
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	163,304	196,236	37,409	396,949
2012	—	—	—	—	—	—	—	—	—	—	—	—	—	—	176,605	57,682	234,287
2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,030	6,030
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$134,909	$3,899,341

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
Q1 2013

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

Under our current borrowing structure, our lines of credit are managed separately within our domestic and Canadian operations. Our domestic operation sweeps all cash proceeds obtained to pay down our domestic line of credit daily. As a result, we maintain minimal domestic cash balances on hand, excluding our restricted cash. Domestically and in Canada, we borrow from our line of credit only as needed to reduce overall interest costs on our outstanding borrowings. Our line of credit, in total for both domestic and Canadian operations, is subject to a borrowing base and is described further in our condensed consolidated financial statements. To the extent our Canadian cash flow exceeds the cash flow needs of our Canadian operation including purchasing new assets, the excess Canadian cash flow, after paying down the Canadian line of credit to zero, is held in our Canadian bank accounts.

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can generally be canceled by the Company at its discretion with 60 days’ notice. At March 31, 2013, the Company had non-cancelable obligations outstanding to purchase $32.0 million in face value of debt at an aggregate price of $4.9 million under forward flow purchase agreements. In addition to contracts with stated purchase amount obligations, at December 31, 2012, the Company was under contract for a number of other purchase agreements, including forward flow contracts, which do not state a minimum amount to be sold.

Based on our current level of operations, we have sufficient liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of March 31, 2013, our total availability under our line of credit was $70.2 million based on our borrowing base calculation, and our non-restricted cash balances were $7.6 million, resulting in liquidity as of March 31, 2013 of $77.8 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at March 31, 2013 and December 31, 2012 was $435.4 million and $423.5 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
$ in thousands	2013	2012
Net cash used in operating activities	$(9,284)	$(12,318)
Net cash (used in) provided by investing activities	(1,934)	2,158
Net cash provided by financing activities	11,530	13,434
Increase in cash and cash equivalents (1)	$312	$3,274
 (1)    Before the impact of foreign currency translation on cash of $(250) and $52, respectively.

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

Our operating activities used net cash of $9.3 million and $12.3 million during the three months ended March 31, 2013 and 2012, respectively. The decrease in cash used by operating activities of $3.0 million or 24.6% was primarily due to an increase of $7.7 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding increase in costs to collect of $3.0 million. The remaining change in net cash used in operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities used net cash of $1.9 million and provided net cash of $2.2 million during the three months ended March 31, 2013 and 2012, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash used of $4.1 million was due to a $14.2 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value, partially offset by a $10.2 million decrease in investments in purchased debt.

Financing Activities

Financing activities provided net cash of $11.5 million and $13.4 million during the three months ended March 31, 2013 and 2012, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The decrease in cash provided by financing activities of $1.9 million or 14.2% was primarily due to a decrease of $5.4 million in draws on our revolving credit facility used to fund purchases and overhead costs. This decrease was offset by lower collections, which are used to pay down our revolving credit facility.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

On April 30, 2013, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporation's subsidiaries entered into an Amendment to its Loan Agreement (the "Amendment"). The Amendment extended the maturity of the Company's revolving credit facility by two years to April 6, 2016, reduced the applicable margin rates on U.S. and Canadian advances by 1.00% and reduced the floors on U.S. and Canadian advances by 0.50%. In addition, the unused line fees were reduced by 0.25% when the revolver is less than 65% of capacity. The maximum commitment and covenants were not amended. The terms of the amended revolving credit facility are disclosed in Note 12 of the condensed consolidated financial statements.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA
We believe the metric of debt outstanding as a multiple of trailing twelve month ("TTM") Adjusted EBITDA is representative of the Company's business model operating leverage. Our trailing twelve month Adjusted EBTIDA has grown by 14.5% from the twelve months ended March 31, 2012 to the twelve months ended March 31, 2013, while our total debt has decreased by 3.5% from March 31, 2012 to March 31, 2013, continuing a trend of consistent improvement in this metric. Our improvement in this ratio was primarily driven by our ongoing commitment to continued improvement in operating efficiencies and our disciplined purchasing strategies.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, reached its maximum required amount of $200 million during the rolling four quarters ending March 31, 2013. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of March 31, 2013, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.3 million and software agreements of $0.7 million as of March 31, 2013.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to our Chairman of the Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of March 31, 2013, these notes had outstanding balances of $0.8 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations require our management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Revenue

We account for our purchased debt under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of purchased debt, aggregated based on certain common risk criteria, can be accounted for under either the interest method of accounting or the cost recovery method of accounting. Revenue recognition under ASC 310-30 is based in part on life-to-date performance of our static pools as well as our forecasts of future proceeds on those pools, which reflect our judgments and various assumptions and estimates made quarterly. See accounting for income recognized on purchased debt discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Note 2 to the condensed consolidated financial statements.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Our condensed consolidated financial statements are based on a number of significant estimates, including the collectability of purchased debt and the timing of such proceeds. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that our estimates in connection with these items could be materially revised within the near term.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, "Income Taxes". ASC Topic 740 requires an asset and liability approach to the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of our assets and liabilities. We assess the likelihood that our deferred tax assets will be realized, and establish valuation allowances, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance, or when we subsequently increase or decrease this allowance in an accounting period, we record a corresponding tax expense or benefit in our income statement. When we prepare the condensed consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. We do not establish U.S. deferred tax liabilities on earnings generated in Canada unless a deemed repatriation occurs, usually in a form of a dividend from the foreign subsidiary. Annually, we evaluate the criteria set forth in ASC Topic 740 to determine their applicability to our indefinite reinvestment strategy. See Note 8 “Income Taxes” to our condensed consolidated financial statements for further discussion of income taxes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SQUARETWO FINANCIAL CORPORATION

May 9, 2013	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 9, 2013	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)