Form 10-Q
period 2013-06-30
SquareTwo Financial Corp
filed 2013-08-14
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of August 14, 2013, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$8,832	$7,538
Restricted cash	11,579	11,383
Receivables:
Trade, net of allowance for doubtful accounts of $23 and $27, respectively	2,518	1,537
Notes receivable	227	478
Purchased debt, net	289,570	251,682
Property and equipment, net	25,266	24,322
Goodwill and intangible assets	171,348	171,348
Other assets	11,088	11,948
Total assets	$520,428	$480,236
Liabilities and equity
Payables:
Accounts payable, trade	3,555	2,655
Payable from trust accounts	2,199	1,794
Taxes payable	378	2,772
Accrued interest and other liabilities	25,176	26,857
Deferred tax liability	9,600	9,600
Line of credit	167,275	132,412
Notes payable, net of discount	289,403	288,893
Obligations under capital lease agreements	3,161	2,214
Total liabilities	500,747	467,197
Commitments and contingencies (Note 9)
Equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,201	190,134
Accumulated deficit	(172,978)	(180,016)
Accumulated other comprehensive loss	(1,240)	(111)
Total SquareTwo equity	15,983	10,007
Noncontrolling interest	3,698	3,032
Total equity	19,681	13,039
Total liabilities and equity	$520,428	$480,236

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Revenues on:
Purchased debt, net	$90,499	$84,186	$179,646	$162,065
Contingent debt	151	268	331	429
Other revenue	—	81	60	107
Total revenues	90,650	84,535	180,037	162,601
Expenses
Collection expenses on:
Purchased debt	44,178	51,223	90,635	97,778
Contingent debt	4	29	7	43
Court costs, net	11,623	8,610	21,926	16,298
Other direct operating expenses	3,697	2,001	6,085	3,824
Salaries and payroll taxes	7,158	6,879	14,005	13,114
General and administrative	4,000	3,055	7,448	5,683
Depreciation and amortization	1,997	1,581	3,911	3,103
Total operating expenses	72,657	73,378	144,017	139,843
Operating income	17,993	11,157	36,020	22,758
Other expenses
Interest expense	11,605	12,230	23,383	24,432
Other expense (income)	74	(2,501)	2,343	(2,409)
Total other expenses	11,679	9,729	25,726	22,023
Income before income taxes	6,314	1,428	10,294	735
Income tax expense	(1,940)	(1,284)	(2,590)	(2,702)
Net income (loss)	4,374	144	7,704	(1,967)
Less: Net income attributable to the noncontrolling interest	445	520	666	1,014
Net income (loss) attributable to SquareTwo	$3,929	$(376)	$7,038	$(2,981)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$4,374	$144	$7,704	$(1,967)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(742)	(142)	(1,129)	11
Comprehensive income (loss)	3,632	2	6,575	(1,956)
Less: Comprehensive income attributable to the noncontrolling interest	445	520	666	1,014
Comprehensive income (loss) attributable to SquareTwo	$3,187	$(518)	$5,909	$(2,970)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Equity	Noncontrolling Interest	Total Equity
Balances, December 31, 2012	$—	$190,134	$(180,016)	$(111)	$10,007	$3,032	$13,039
Net income	—	—	7,038	—	7,038	666	7,704
Currency translation adjustment	—	—	—	(1,129)	(1,129)	—	(1,129)
Stock option expense	—	67	—	—	67	—	67
Balances, June 30, 2013	$—	$190,201	$(172,978)	$(1,240)	$15,983	$3,698	$19,681

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net income (loss)	$7,704	$(1,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,911	3,103
Amortization of loan origination fees and debt discount	1,692	1,805
Recovery of step-up in basis of purchased debt	107	86
Purchased debt valuation allowance (reversals) charges	(3,751)	2,590
Stock option expense	67	155
Other non-cash expense (income)	2,241	(733)
Changes in operating assets and liabilities:
Income tax payable/receivable	(2,332)	(500)
Restricted cash	(196)	(3,295)
Other assets	(2,822)	(2,836)
Accounts payable and accrued liabilities	18	(1,044)
Net cash provided by (used in) operating activities	6,639	(2,636)
Investing activities
Investment in purchased debt	(157,251)	(159,535)
Proceeds applied to purchased debt principal	122,690	156,113
Payments to franchises related to asset purchase program	(297)	—
Net proceeds from notes receivable	64	191
Investment in property and equipment, including internally developed software	(2,818)	(2,713)
Proceeds from sale of property and equipment, net of transaction costs	—	2,607
Net cash used in investing activities	(37,612)	(3,337)
Financing activities
Payments on notes payable, net	(224)	(2,746)
Proceeds from lines-of-credit	309,655	301,973
Payments on lines-of-credit	(274,792)	(292,675)
Origination fees on lines-of-credit and notes payable	(856)	(200)
Payments on capital lease obligations	(720)	(529)
Net cash provided by financing activities	33,063	5,823
Increase (decrease) in cash and cash equivalents	2,090	(150)
Impact of foreign currency translation on cash	(796)	(153)
Cash and cash equivalents at beginning of period	7,538	2,657
Cash and cash equivalents at end of period	$8,832	$2,354
Supplemental cash flow information
Cash paid for interest	$21,784	$22,790
Cash paid for income taxes	4,918	3,202
Property and equipment financed with capital leases and notes payable	2,041	59
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2013, its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, its condensed consolidated statements of changes in equity for the six months ended June 30, 2013, and its condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.  The condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) of the Company for the three and six months ended June 30, 2013 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s most recent Annual Report on Form 10-K.

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

Level Yield Method

Most of our purchased debt is accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on the condensed consolidated balance sheets) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool which is based on our estimated remaining proceeds ("ERP") for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of six to nine years. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

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

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less fees paid to the United Network or the Canadian Network are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a fee paid to the United Network, there is a corresponding dollar recorded as revenue in the purchased debt, net line item in the condensed consolidated statements of operations (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the court costs, net line item in the condensed consolidated statements of operations. As compared to the level yield method of accounting, the cost recovery method of accounting generally results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

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

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component, and to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in certain situations as defined by the ASU. The Company adopted this ASU on January 1, 2013. The Company's adoption of ASU No. 2013-02 included additional footnote disclosure, but did not have an impact on the Company's financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 amends the requirements for a parent entity's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any cumulative translation adjustment into net income if: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment; (iii) a partial sale of an equity method investment that is not a foreign entity when the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment; and (iv) the sale of an investment in a foreign entity with certain other characteristics. The amendments in this update are effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2013. The Company's adoption of ASU No. 2013-05 is not expected to have a material impact on the Company's financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists." ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013, and should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. Retrospective application is permitted. The Company's adoption of ASU No. 2013-11 is not expected to have an impact on the Company's financial position or results of operations.

3. Purchased Debt

Changes in purchased debt, net for the periods presented are as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$226,712	$219,103	$27,138	$18,630	$253,850	$237,733
Purchases	91,580	82,296	3,401	4,755	94,981	87,051
Valuation allowance reversals (charges)	5,255	—	(2,888)	—	2,367	—
Proceeds applied to purchased debt principal	(56,567)	(75,620)	(4,618)	(4,810)	(61,185)	(80,430)
Other(1)	(451)	(6)	8	(26)	(443)	(32)
Balance at end of period	$266,529	$225,773	$23,041	$18,549	$289,570	$244,322

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$230,773	$222,330	$20,909	$21,083	$251,682	$243,413
Purchases	143,095	151,939	14,156	7,596	157,251	159,535
Valuation allowance reversals (charges)	6,621	(2,590)	(2,870)	—	3,751	(2,590)
Proceeds applied to purchased debt principal	(113,271)	(145,900)	(9,419)	(10,213)	(122,690)	(156,113)
Other(1)	(689)	(6)	265	83	(424)	77
Balance at end of period	$266,529	$225,773	$23,041	$18,549	$289,570	$244,322
 (1)    Other includes impacts of the Company’s currency translation, franchise asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Proceeds	$130,584	$142,136	$16,398	$19,603	$146,982	$161,739
Less:
Gross revenue recognized	74,017	66,516	11,408	14,353	85,425	80,869
Cost recovery court costs recoveries(1)	—	—	372	440	372	440
Proceeds applied to purchased debt principal	56,567	75,620	4,618	4,810	61,185	80,430
	$—	$—	$—	$—	$—	$—

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Proceeds	$260,946	$274,726	$32,909	$40,386	$293,855	$315,112
Less:
Gross revenue recognized	147,675	128,826	22,755	29,313	170,430	158,139
Cost recovery court costs recoveries(1)	—	—	735	860	735	860
Proceeds applied to purchased debt principal	113,271	145,900	9,419	10,213	122,690	156,113
	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations.

The following tables reconcile gross revenue recognized to purchased debt revenues, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Gross revenue recognized	$74,017	$66,516	$11,408	$14,353	$85,425	$80,869
Purchased debt royalties	2,427	3,177	343	480	2,770	3,657
Valuation allowance reversals (charges)	5,255	—	(2,888)	—	2,367	—
Other(1)	—	—	(63)	(340)	(63)	(340)
Purchased debt revenue, net	$81,699	$69,693	$8,800	$14,493	$90,499	$84,186

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Gross revenue recognized	$147,675	$128,826	$22,755	$29,313	$170,430	$158,139
Purchased debt royalties	4,925	6,130	706	965	5,631	7,095
Valuation allowance reversals (charges)	6,621	(2,590)	(2,870)	—	3,751	(2,590)
Other(1)	—	—	(166)	(579)	(166)	(579)
Purchased debt revenue, net	$159,221	$132,366	$20,425	$29,699	$179,646	$162,065
(1)    Other items relate to the franchise asset purchase program (discontinued), recovery of step-up in basis, and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

     The following tables show detail of the Company’s purchases during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Purchase price	$91,580	$82,296	$3,401	$4,755	$94,981	$87,051
Face value	975,124	1,228,398	75,272	93,879	1,050,396	1,322,277
% of face	9.4%	6.7%	4.5%	5.1%	9.0%	6.6%

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Purchase price	$143,095	$151,939	$14,156	$7,596	$157,251	$159,535
Face value	1,580,547	2,040,427	263,840	187,174	1,844,387	2,227,601
% of face	9.1%	7.4%	5.4%	4.1%	8.5%	7.2%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the three months ended June 30, 2013, the Company spent $91.6 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the customers) of the debt purchased was $975.1 million, which is a purchase price equal to 9.4% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the three months ended June 30, 2013 amounted to $163.9 million. The accretable yield for these purchases was $72.3 million, or the ERP of $163.9 million less the purchase price of $91.6 million. During the six months ended June 30, 2013, the Company purchased $1.6 billion in face value debt that qualified for the level yield method of accounting for a purchase price of $143.1 million. The ERP at acquisition amounted to $277.5 million.

The following is the change in accretable yield for the three and six months ended June 30, 2013 and 2012:

	2013	2012
Balance at December 31, prior year	$596,849	$463,048
Impact from revenue recognized on purchased debt, net	(75,024)	(59,720)
Additions from current purchases	62,109	84,439
Reclassifications to accretable yield, including foreign currency translation	10,475	36,791
Balance at March 31,	$594,409	$524,558
Impact from revenue recognized on purchased debt, net	(79,272)	(66,516)
Additions from current purchases	72,278	111,635
Reclassifications to accretable yield, including foreign currency translation	12,639	48,376
Balance at June 30,	$600,054	$618,053

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$135,236	$150,324	$13,696	$10,319	$148,932	$160,643
Valuation allowance (reversals) charges	(5,255)	—	2,888	—	(2,367)	—
Balance at end of period	$129,981	$150,324	$16,584	$10,319	$146,565	$160,643

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$136,602	$147,734	$13,714	$10,319	$150,316	$158,053
Valuation allowance (reversals) charges	(6,621)	2,590	2,870	—	(3,751)	2,590
Balance at end of period	$129,981	$150,324	$16,584	$10,319	$146,565	$160,643

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

The following is a summary of intangibles:

	June 30, 2013	December 31, 2012
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	June 30, 2013			December 31, 2012
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit USD	4.9%	$167,275	April 2016	6.3%	$132,412	April 2014
Line of Credit CAD	5.8%	—	April 2016	6.8%	—	April 2014
Total Line of Credit		$167,275			$132,412
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

During the three months ended June 30, 2013, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporation's subsidiaries entered into an Amendment to its Loan Agreement (the "Amendment"). The Amendment extended the maturity of the Company's revolving credit facility by two years to April 6, 2016, reduced the applicable margin rates on U.S. and Canadian advances by 1.00% and reduced the floors on U.S. and Canadian advances by 0.50%. In addition, the unused line fees were reduced by 0.25% to 0.50% at all levels. The maximum commitment and covenants were not amended. The following represents the amended terms of the Company's outstanding line of credit borrowings as of June 30, 2013:

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
			Unused line fees of 0.50%.	Due at maturity.	April 6, 2016

Canadian Line of Credit; maximum commitment $24.7 million subject to borrowing on U.S. Line of Credit and other terms.	Substantially all assets of the Company.
Option of (1) Canadian Index Rate: Floor of (a) the higher of the reference rate for commercial Canadian loans, or Canadian 30-day BA rate plus 1.00%, or (b) 3.00%, plus a margin of 2.75%; or (2) Canadian BA Rate: Floor of the higher of (a) Canadian BA rate, or (b) 1.00%, plus a margin of 4.25%.
			Unused line fees of 0.50%.	Due at maturity.	April 6, 2016

The Company incurred and capitalized $656 of costs associated with the amendment of this facility. The remaining unamortized costs of the facility were $2,043 and $1,879 at June 30, 2013 and December 31, 2012, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility. The Company had accrued interest on its lines of credit of $112 and $168 at June 30, 2013 and December 31, 2012, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

At June 30, 2013, our availability under the line of credit was $47.3 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	June 30, 2013			December 31, 2012
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Second Lien Notes, net of $2,709 and $3,069 unamortized discount	11.625%	$287,291	April 2017	11.625%	$286,931	April 2017
Other Notes Payable	5.4%	2,112	2015 - 2021	6.5%	1,962	2015 - 2021
Total Notes Payable		$289,403			$288,893
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien notes were $4,787 and $5,427 at June 30, 2013 and December 31, 2012, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien notes payable of $8,428 at June 30, 2013 and at December 31, 2012, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of June 30, 2013, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit totaling at $462 at June 30, 2013 and December 31, 2012, respectively. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Equity

Common Stock

As of June 30, 2013 and December 31, 2012, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Non-Controlling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the non-controlling interest in CCL are shown on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).

Accumulated Other Comprehensive Income

During the six months ended June 30, 2013 and June 30, 2012, comprehensive income (loss) included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2013 and June 30, 2012:

Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$(111)	$(111)
Other comprehensive income, net of tax of $0, before reclassifications	(1,129)	(1,129)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, June 30, 2013	$(1,240)	$(1,240)

Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$(341)	$(341)
Other comprehensive income, net of tax of $0, before reclassifications	11	11
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, June 30, 2012	$(330)	$(330)

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$289,570	$806,385	$—	$—	$806,385
Line of credit(2)	167,275	167,275	—	167,275	—
Second Lien Notes, net of $2,709 unamortized discount(3)	287,291	302,565	302,565	—	—
Other Notes Payable(4)	2,112	2,112	—	2,112	—

	December 31, 2012
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$251,682	$778,675	$—	$—	$778,675
Line of credit(2)	132,412	132,412	—	132,412	—
Second Lien Notes, net of $3,069 unamortized discount(3)	286,931	280,479	280,479	—	—
Other Notes Payable(4)	1,962	1,962	—	1,962	—
(1)    The Company's estimated fair value of purchased debt has been determined using our consolidated ERP discounted using a rate that approximates our weighted average cost of capital. Our ERP expectations are based on historical data as well as assumptions about future collection rates and customer behavior. The estimated fair value of purchased debt should not be construed to represent the underlying value of the Company.

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

For the three and six months ended June 30, 2013, the combined state, federal and Canadian tax expense from operations was $1.9 million and $2.6 million, respectively. It was almost entirely attributable to the Canadian operations based on an effective tax rate of approximately 26.5%, as any tax expense that would have been attributable to the pre-tax income generated in the U.S. based on statutory rates has been almost entirely offset by a reduction of the valuation allowance. Deferred tax assets generated from the Company's domestic operations remain in a full valuation allowance position at June 30, 2013.

9. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can generally be canceled by the Company at its discretion with 60 days’ notice. At June 30, 2013, the Company had non-cancelable obligations outstanding to purchase $1.0 million in face value of debt at an aggregate price of $0.1 million under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

The inquiry from the Canada Revenue Agency (“CRA”) in regards to the Company's compliance with the harmonized sales tax (“HST”) discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 has not been finalized at the time of this filing.  The final determination of the Company's liability notwithstanding, the Company paid the full amount, or approximately $1.5 million, which was tentatively imposed on the Company during the second quarter of 2013 and had previously been accrued during the quarter ended March 31, 2013.  The Company does not believe it has any additional exposure pertaining to the finalization of this inquiry and is currently still engaged in ongoing discussions with the CRA in an attempt to reduce the imposed assessment paid to date.  However, there can be no assurances at this point that such discussions will result in the Company recovering any amount.

Litigation

From time to time the Company is a defendant in litigation alleging violations of applicable state and federal laws by the Company or the Partners Network acting on its behalf. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging for the Company, the Partners Network and our industry, in our opinion, such matters involving a reasonably possible chance of loss will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. The Company accrues for loss contingencies as they become probable and estimable.

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

The following tables present the Company's operating segment results for the three and six months June 30, 2013 and June 30, 2012:

Cash Proceeds on Purchased Debt:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Proceeds on Purchased Debt	2013	2012	2013	2012
Domestic	$134,137	$150,058	$269,046	$291,804
Canada	12,845	11,681	24,809	23,308
Consolidated	$146,982	$161,739	$293,855	$315,112

Total Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenues	2013	2012	2013	2012
Domestic	$83,010	$76,941	$165,034	$147,582
Canada	7,640	7,594	15,003	15,019
Consolidated	$90,650	$84,535	$180,037	$162,601

Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA(1)	2013	2012	2013	2012
Domestic	$69,449	$84,193	$140,972	$166,632
Canada	9,503	9,173	16,756	18,420
Consolidated	$78,952	$93,366	$157,728	$185,052
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

Segment net income or loss is not presented consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$4,374	$144	$7,704	$(1,967)
Interest expense	11,605	12,230	23,383	24,432
Interest income	(21)	(21)	(36)	(47)
Income tax expense	1,940	1,284	2,590	2,702
Depreciation and amortization	1,997	1,581	3,911	3,103
EBITDA	19,895	15,218	37,552	28,223
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	61,185	80,430	122,690	156,113
Amortization of step-up of carrying value(2)	—	40	107	86
Purchased debt valuation allowance (reversals) charges(3)	(2,367)	—	(3,751)	2,590
Certain other or non-cash expenses
Stock option expense(4)	33	77	67	155
Net gain on sale of property and equipment	—	(2,607)	—	(2,607)
Other(5)	206	208	1,063	492
Adjusted EBITDA	$78,952	$93,366	$157,728	$185,052
(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of the Company by Parent.

(3)    Represents non-cash valuation allowance charges (reversals) on purchased debt.

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

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$6,639	$(2,636)
Proceeds applied to purchased debt principal(1)	122,690	156,113
Interest expense to be paid in cash(2)	21,691	22,627
Interest income	(36)	(47)
Other non-cash (expense) income	(2,241)	733
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	196	3,295
Other operating assets and liabilities and deferred taxes(4)	5,136	4,380
Income tax expense	2,590	2,702
Net gain on sale of property and equipment	—	(2,607)
Other(5)	1,063	492
Adjusted EBITDA	$157,728	$185,052
(1)    Cash proceeds applied to purchased debt principal are shown in the investing activities section of the condensed consolidated statements of cash flows.

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

Segment assets were as follows as of June 30, 2013 and December 31, 2012:

Total Assets	June 30, 2013	December 31, 2012
Domestic	$494,537	$455,099
Canada	25,891	25,137
Consolidated	$520,428	$480,236

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at June 30, 2013 or December 31, 2012.

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

Condensed Consolidating Balance Sheets

	June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$8,832	$—	$8,832
Restricted cash	97	11,482	—	—	11,579
Receivables:
Trade, net of allowance for doubtful accounts	1,449	31	1,038	—	2,518
Notes receivable	13	—	214	—	227
Purchased debt, net	—	274,626	14,944	—	289,570
Property and equipment, net	24,964	64	238	—	25,266
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	9,017	1,232	839	—	11,088
Investment in subsidiaries	310,539	—	—	(310,539)	—
Total assets	$516,858	$287,435	$26,674	$(310,539)	$520,428
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$3,013	$130	$412	$—	$3,555
Payable from trust accounts	1,993	143	63	—	2,199
Payable to Borrower	—	381,744	5,897	(387,641)	—
Taxes payable	938	—	(560)	—	378
Accrued interest and other liabilities	24,247	62	867	—	25,176
Deferred tax liability	9,605	—	(5)	—	9,600
Line of credit	167,275	—	—	—	167,275
Notes payable, net of discount	289,403	—	—	—	289,403
Obligations under capital lease agreements	3,161	—	—	—	3,161
Total liabilities	499,635	382,079	6,674	(387,641)	500,747
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,201	897	1	(898)	190,201
(Accumulated deficit) retained earnings	(172,978)	(95,541)	17,541	78,000	(172,978)
Accumulated other comprehensive loss	—	—	(1,240)	—	(1,240)
Total equity (deficiency) before noncontrolling interest	17,223	(94,644)	16,302	77,102	15,983
Noncontrolling interest	—	—	3,698	—	3,698
Total equity (deficiency)	17,223	(94,644)	20,000	77,102	19,681
Total liabilities and equity (deficiency)	$516,858	$287,435	$26,674	$(310,539)	$520,428

	December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$7,538	$—	$7,538
Restricted cash	(962)	12,345	—	—	11,383
Receivables:
Trade, net of allowance for doubtful accounts	874	106	557	—	1,537
Notes receivable	252	—	226	—	478
Purchased debt, net	107	236,005	15,570	—	251,682
Property and equipment, net	23,968	76	278	—	24,322
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	9,547	1,228	1,173	—	11,948
Investment in subsidiaries	268,513	—	—	(268,513)	—
Total assets	$473,078	$249,760	$25,911	$(268,513)	$480,236
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	2,601	100	(46)	—	2,655
Payable from trust accounts	1,584	156	54	—	1,794
Payable to Borrower	—	354,431	4,530	(358,961)	—
Taxes payable	108	—	2,664	—	2,772
Accrued interest and other liabilities	25,543	743	571	—	26,857
Deferred tax liability	9,605	—	(5)	—	9,600
Line of credit	132,412	—	—	—	132,412
Notes payable, net of discount	288,893	—	—	—	288,893
Obligations under capital lease agreements	2,214	—	—	—	2,214
Total liabilities	462,960	355,430	7,768	(358,961)	467,197
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,134	(202)	1	201	190,134
(Accumulated deficit) retained earnings	(180,016)	(105,468)	15,221	90,247	(180,016)
Accumulated other comprehensive loss	—	—	(111)	—	(111)
Total equity (deficiency) before noncontrolling interest	10,118	(105,670)	15,111	90,448	10,007
Noncontrolling interest	—	—	3,032	—	3,032
Total equity (deficiency)	10,118	(105,670)	18,143	90,448	13,039
Total liabilities and equity (deficiency)	$473,078	$249,760	$25,911	$(268,513)	$480,236

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$2,834	$80,163	$7,502	$—	$90,499
Contingent debt	10	3	138	—	151
Other revenue	—	—	—	—	—
Total revenues	2,844	80,166	7,640	—	90,650
Expenses
Collection expenses on:
Purchased debt	—	41,230	2,948	—	44,178
Contingent debt	2	2	—	—	4
Court costs, net	—	11,467	156	—	11,623
Other direct operating expenses	—	3,615	82	—	3,697
Salaries and payroll taxes	824	6,191	143	—	7,158
General and administrative	1,262	1,490	1,248	—	4,000
Depreciation and amortization	1,139	845	13	—	1,997
Total operating expenses	3,227	64,840	4,590	—	72,657
Operating (loss) income	(383)	15,326	3,050	—	17,993
Other expenses
Interest expense	1,389	10,216	—	—	11,605
Other expense	89	—	(15)	—	74
Total other expenses	1,478	10,216	(15)	—	11,679
(Loss) income before income taxes	(1,861)	5,110	3,065	—	6,314
Income tax expense	(903)	—	(1,037)	—	(1,940)
Income from subsidiaries	6,693	—	—	(6,693)	—
Net income	3,929	5,110	2,028	(6,693)	4,374
Less: Net income attributable to the noncontrolling interest	—	—	445	—	445
Net income attributable to SquareTwo	$3,929	$5,110	$1,583	$(6,693)	$3,929

	Three Months Ended June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$3,625	$73,133	$7,428	$—	$84,186
Contingent debt	(380)	497	151	—	268
Other revenue	50	—	31	—	81
Total revenues	3,295	73,630	7,610	—	84,535
Expenses
Collection expenses on:
Purchased debt	—	48,979	2,244	—	51,223
Contingent debt	19	10	—	—	29
Court costs, net	—	8,510	100	—	8,610
Other direct operating expenses	—	1,998	3	—	2,001
Salaries and payroll taxes	1,867	4,920	92	—	6,879
General and administrative	807	1,962	286	—	3,055
Depreciation and amortization	1,001	568	12	—	1,581
Total operating expenses	3,694	66,947	2,737	—	73,378
Operating income	(399)	6,683	4,873	—	11,157
Other expenses
Interest expense	1,634	10,569	27	—	12,230
Other expense (income)	108	—	(2,609)	—	(2,501)
Total other expenses	1,742	10,569	(2,582)	—	9,729
(Loss) income before income taxes	(2,141)	(3,886)	7,455	—	1,428
Income tax expense	(40)	—	(1,244)	—	(1,284)
Income from subsidiaries	1,805	—	—	(1,805)	—
Net (loss) income	(376)	(3,886)	6,211	(1,805)	144
Less: Net income attributable to the noncontrolling interest	—	—	520	—	520
Net (loss) income attributable to SquareTwo	$(376)	$(3,886)	$5,691	$(1,805)	$(376)

	Six Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$5,730	$159,228	$14,688	$—	$179,646
Contingent debt	21	5	305	—	331
Other revenue	50	—	10	—	60
Total revenues	5,801	159,233	15,003	—	180,037
Expenses
Collection expenses on:
Purchased debt	—	85,245	5,390	—	90,635
Contingent debt	3	4	—	—	7
Court costs, net	—	21,584	342	—	21,926
Other direct operating expenses	—	6,000	85	—	6,085
Salaries and payroll taxes	2,507	11,137	361	—	14,005
General and administrative	2,217	3,189	2,042	—	7,448
Depreciation and amortization	2,285	1,600	26	—	3,911
Total operating expenses	7,012	128,759	8,246	—	144,017
Operating (loss) income	(1,211)	30,474	6,757	—	36,020
Other expenses
Interest expense	2,836	20,547	—	—	23,383
Other expense	199	—	2,144	—	2,343
Total other expenses	3,035	20,547	2,144	—	25,726
(Loss) income before income taxes	(4,246)	9,927	4,613	—	10,294
Income tax expense	(963)	—	(1,627)	—	(2,590)
Income from subsidiaries	12,247	—	—	(12,247)	—
Net income	7,038	9,927	2,986	(12,247)	7,704
Less: Net income attributable to the noncontrolling interest	—	—	666	—	666
Net income attributable to SquareTwo	$7,038	$9,927	$2,320	$(12,247)	$7,038

	Six Months Ended June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$7,006	$140,350	$14,709	$—	$162,065
Contingent debt	(772)	925	276	—	429
Other revenue	54	—	53	—	107
Total revenues	6,288	141,275	15,038	—	162,601
Expenses
Collection expenses on:
Purchased debt	—	93,519	4,259	—	97,778
Contingent debt	25	18	—	—	43
Court costs, net	—	16,115	183	—	16,298
Other direct operating expenses	—	3,815	9	—	3,824
Salaries and payroll taxes	2,953	9,869	292	—	13,114
General and administrative	758	4,488	437	—	5,683
Depreciation and amortization	1,965	1,114	24	—	3,103
Total operating expenses	5,701	128,938	5,204	—	139,843
Operating income	587	12,337	9,834	—	22,758
Other expenses
Interest expense	3,097	21,266	69	—	24,432
Other expense (income)	198	—	(2,607)	—	(2,409)
Total other expenses	3,295	21,266	(2,538)	—	22,023
(Loss) income before income taxes	(2,708)	(8,929)	12,372	—	735
Income tax expense	(55)	—	(2,647)	—	(2,702)
Loss from subsidiaries	(218)	—	—	218	—
Net (loss) income	(2,981)	(8,929)	9,725	218	(1,967)
Less: Net income attributable to the noncontrolling interest	—	—	1,014	—	1,014
Net (loss) income attributable to SquareTwo	$(2,981)	$(8,929)	$8,711	$218	$(2,981)

Condensed Consolidating Statements of Comprehensive income (Loss)

	Three Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$3,929	$5,110	$2,028	$(6,693)	$4,374
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(742)	—	(742)
Comprehensive income	3,929	5,110	1,286	(6,693)	3,632
Less: Comprehensive income attributable to the noncontrolling interest	—	—	445	—	445
Comprehensive income attributable to SquareTwo	$3,929	$5,110	$841	$(6,693)	$3,187

	Three Months Ended June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(376)	$(3,886)	$6,211	$(1,805)	$144
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(142)	—	(142)
Comprehensive (loss) income	(376)	(3,886)	6,069	(1,805)	2
Less: Comprehensive income attributable to the noncontrolling interest	—	—	520	—	520
Comprehensive (loss) income attributable to SquareTwo	$(376)	$(3,886)	$5,549	$(1,805)	$(518)

	Six Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$7,038	$9,927	$2,986	$(12,247)	$7,704
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(1,129)	—	(1,129)
Comprehensive income	7,038	9,927	1,857	(12,247)	6,575
Less: Comprehensive income attributable to the noncontrolling interest	—	—	666	—	666
Comprehensive income attributable to SquareTwo	$7,038	$9,927	$1,191	$(12,247)	$5,909

	Six Months Ended June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(2,981)	$(8,929)	$9,725	$218	$(1,967)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	11	—	11
Comprehensive (loss) income	(2,981)	(8,929)	9,736	218	(1,956)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,014	—	1,014
Comprehensive (loss) income attributable to SquareTwo	$(2,981)	$(8,929)	$8,722	$218	$(2,970)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$7,038	$9,927	$2,986	$(12,247)	$7,704
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,285	1,600	26	—	3,911
Amortization of loan origination fees and debt discount	1,692	—	—	—	1,692
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Purchased debt valuation allowance reversals	—	(3,733)	(18)	—	(3,751)
Stock option expense	42	25	—	—	67
Other non-cash expense	1,848	73	320	—	2,241
Equity in subsidiaries	(12,247)	—	—	12,247	—
Changes in operating assets and liabilities:
Income tax payable/receivable	830	—	(3,162)	—	(2,332)
Restricted cash	(1,060)	864	—	—	(196)
Other assets	(2,201)	(1,442)	821	—	(2,822)
Accounts payable and accrued liabilities	(475)	(664)	1,157	—	18
Net cash (used in) provided by operating activities	(2,141)	6,650	2,130	—	6,639
Investing activities
Investment in purchased debt	—	(147,225)	(10,026)	—	(157,251)
Proceeds applied to purchased debt principal	—	112,704	9,986	—	122,690
Payments to franchises related to asset purchase program	—	(297)	—		(297)
Net proceeds from notes receivable	64	—	—	—	64
Investment in subsidiaries	(28,168)	—	—	28,168	—
Investment in property and equipment, including internally developed software	(2,818)	—	—	—	(2,818)
Net cash (used in) provided by investing activities	(30,922)	(34,818)	(40)	28,168	(37,612)
Financing activities
Repayment of investment by parent, net	—	28,168	—	(28,168)	—
Payments on notes payable, net	(224)	—	—	—	(224)
Proceeds from lines-of-credit	309,655	—	—	—	309,655
Payments on lines-of-credit	(274,792)	—	—	—	(274,792)
Origination fees on the lines-of-credit	(856)	—	—	—	(856)
Payments on capital lease obligations	(720)	—	—	—	(720)
Net cash provided by (used in) financing activities	33,063	28,168	—	(28,168)	33,063
Increase in cash and cash equivalents	—	—	2,090	—	2,090
Impact of foreign currency translation on cash	—	—	(796)	—	(796)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$8,832	$—	$8,832
Supplemental cash flow information
Cash paid for interest	$21,271	$513	$—	$—	$21,784
Cash paid for income taxes	134	—	4,784	—	4,918
Property and equipment financed with capital leases and notes payable	2,041	—	—	—	2,041

	Six Months Ended June 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(2,981)	$(8,929)	$9,725	$218	$(1,967)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,965	1,114	24	—	3,103
Amortization of loan origination fees	1,805	—	—	—	1,805
Recovery of step-up in basis of purchased debt	86	—	—	—	86
Purchased debt valuation allowance charges	—	2,590	—	—	2,590
Stock option expense	106	49	—	—	155
Other non-cash expense (income)	1,557	1,093	(3,383)	—	(733)
Equity in subsidiaries	218	—	—	(218)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	—	—	(500)	—	(500)
Restricted cash	(520)	(2,775)	—	—	(3,295)
Other assets	(1,577)	(2,177)	918	—	(2,836)
Accounts payable and accrued liabilities	(1,476)	292	140	—	(1,044)
Net cash (used in) provided by operating activities	(817)	(8,743)	6,924	—	(2,636)
Investing activities
Investment in purchased debt	—	(142,614)	(16,921)	—	(159,535)
Proceeds applied to purchased debt principal	—	147,680	8,433	—	156,113
Net proceeds from notes receivable	191	—	—	—	191
Investment in subsidiaries	(3,638)	—	—	3,638	—
Investments in property and equipment including internally developed software	(2,713)	—	—	—	(2,713)
Proceeds from sale of property and equipment, net of transaction costs	—	—	2,607	—	2,607
Net cash (used in) provided by investing activities	(6,160)	5,066	(5,881)	3,638	(3,337)
Financing activities
Proceeds from investment by Parent, net	—	3,638	—	(3,638)	—
Payments on notes payable, net	(128)	—	(2,618)	—	(2,746)
Proceeds from lines-of-credit	300,500	—	1,473	—	301,973
Payments on lines-of-credit	(292,675)	—	—	—	(292,675)
Origination fees on lines-of-credit and notes payable	(200)	—	—	—	(200)
Payments on capital lease obligations	(529)	—	—	—	(529)
Net cash provided by (used in) financing activities	6,968	3,638	(1,145)	(3,638)	5,823
Decrease in cash and cash equivalents	(9)	(39)	(102)	—	(150)
Impact of foreign currency translation on cash	—	—	(153)	—	(153)
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$43	$2,311	$—	$2,354
Supplemental cash flow information
Cash paid for interest	$21,904	$798	$88	$—	$22,790
Cash paid for income tax	56	—	3,146	—	3,202
Property and equipment financed with capital leases and notes payable	59	—	—	—	59

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

Our business model leverages our analytical expertise, technology platform, operational experience and our network of collection law firms with which we have exclusive franchise relationships, herein referred to as the "Partners Network", to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to June 30, 2013, we have invested approximately $2.4 billion in the acquisition of charged-off receivables, representing over $35.8 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested capital.

Based on our proprietary analytic models, which utilize historical data as well as current account-level data and economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of June 30, 2013 of $9.4 billion (active face value) will generate approximately $893.7 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $60.6 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $954.3 million as of June 30, 2013. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them at the appropriate pricing. We have a dedicated Business Development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our Decision Science team to prepare pricing models and perform account-level analysis. In the last five years, we have purchased charged-off receivables from seven of the ten largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our Decision Science department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our investment committee, which includes our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We typically target gross recoveries of approximately 2.5x our initial investment over a nine year period of which we receive the majority within the first two years. In times of increased pricing in the market, we may accept a lower return, while still maintaining our yield-based purchasing strategy. In addition to the credit card and consumer loan business, we are actively engaged in the development of business opportunities in purchasing charged off commercial loans, student loans, lines of credit and equipment lease deficiencies, and Canadian consumer and commercial obligations.

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

Costs to Collect

We consider our true costs to collect on our purchased debt accounts to include collection expenses on purchased debt, gross court costs, and other direct operating expenses. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes.

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

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Purchasing Activity

The following table summarizes the purchasing activity for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

	Three Months Ended				Six Months Ended
Purchasing Activity ($ in thousands)	June 30,				June 30,
	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$526,154	$774,217	$(248,063)	(32.0)%	$929,437	$1,486,803	$(557,366)	(37.5)%
Price	65,640	68,433	(2,793)	(4.1)%	110,274	133,303	(23,029)	(17.3)%
Price (%)	12.5%	8.8%			11.9%	9.0%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	448,970	454,182	(5,212)	(1.1)%	651,110	553,624	97,486	17.6%
Price	25,940	13,863	12,077	87.1%	32,821	18,636	14,185	76.1%
Price (%)	5.8%	3.1%			5.0%	3.4%
Other(2)
Face	75,272	93,878	(18,606)	(19.8)%	263,840	187,174	76,666	41.0%
Price	3,401	4,755	(1,354)	(28.5)%	14,156	7,596	6,560	86.4%
Price (%)	4.5%	5.1%			5.4%	4.1%
Purchased Debt - Total
Face	$1,050,396	$1,322,277	$(271,881)	(20.6)%	$1,844,387	$2,227,601	$(383,214)	(17.2)%
Price	94,981	87,051	7,930	9.1%	157,251	159,535	(2,284)	(1.4)%
Price (%)	9.0%	6.6%			8.5%	7.2%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $526.2 million of face value receivables at a price of $65.6 million during the three months ended June 30, 2013, compared to $774.2 million of face value receivables at a price of $68.4 million during the three months ended June 30, 2012, a decrease of 32.0% in face value and 4.1% in capital deployed. During the six months ended June 30, 2013 credit card and consumer loan - fresh purchases were $929.4 million of face value at a price of $110.3 million compared to $1.5 billion of face value at a price of $133.3 million during the six months ended June 30, 2012, a decrease of 37.5% in face value and 17.3% in capital deployed. Market competition continued to result in upward pressure on pricing during the three and six months ended June 30, 2013, especially in the market for fresh consumer paper. While we have, as a result, decreased some of our expected returns, we carefully evaluated the details of each opportunity in this category of receivables, and maintained our yield-based purchasing strategy.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $449.0 million of face value receivables at a price of $25.9 million during the three months ended June 30, 2013, compared to $454.2 million of face value receivables at a price of $13.9 million during the three months ended June 30, 2012. During the six months ended June 30, 2013 credit card and consumer loan - non-fresh purchases were $651.1 million of face value at a price of $32.8 million compared to $553.6 million of face value at a price of $18.6 million during the six months ended June 30, 2012. The increase of 87.1% and 76.1% in capital deployed during the three and six months ended June 30, 2013, respectively, demonstrates that there were more favorable opportunities for expansion in the non-fresh category compared to fresh.

Other
Other purchases consist of commercial, student loan, and medical purchases. Other purchases were $75.3 million in face at a price of $3.4 million during the three months ended June 30, 2013, compared to $93.9 million in face at a price of $4.8 million during the three months ended June 30, 2012, representing a decrease of 19.8% in face value and 28.5% in capital deployed. Other purchases were $263.8 million in face at a price of $14.2 million during the six months ended June 30, 2013, compared to $187.2 million in face at a price of $7.6 million during the six months ended June 30, 2012. We continued our diversification efforts into new asset classes, particularly commercial assets. The increase in price of other assets resulted from a general increase in price of such debt and mix of products acquired.

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

The following table summarizes the cash proceeds activity for the three and six months June 30, 2013 compared to the three and six months June 30, 2012:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Cash Proceeds ($ in thousands)	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$80,679	$104,337	$(23,658)	(22.7)%	$164,005	$204,495	$(40,490)	(19.8)%
Legal collections(1)	53,502	44,844	8,658	19.3%	107,005	85,338	21,667	25.4%
Other collections(1)(2)	5,873	4,581	1,292	28.2%	11,352	9,078	2,274	25.0%
Total collections	140,054	153,762	(13,708)	(8.9)%	282,362	298,911	(16,549)	(5.5)%
Sales & recourse	6,928	7,977	(1,049)	(13.2)%	11,493	16,201	(4,708)	(29.1)%
Total cash proceeds on purchased debt	$146,982	$161,739	$(14,757)	(9.1)%	$293,855	$315,112	$(21,257)	(6.7)%
(1)    Credit card/consumer loan court cost recoveries, previously reported as other collections, are reported as credit card/consumer loan legal collections. As presented above, $3.2 million and $6.1 million has been reclassified to credit card/consumer loan legal collections for the three and six months ended June 30, 2012, respectively, to conform to the current presentation.

(2)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $80.7 million during the three months ended June 30, 2013 compared to $104.3 million during the three months ended June 30, 2012, representing a decrease of 22.7%. During the six months ended June 30, 2013 credit card and consumer loan voluntary, non-legal collections were $164.0 million compared to $204.5 million during the six months ended June 30, 2012, representing a decrease of 19.8%. These decreases are primarily a result of lower trailing twelve-month purchasing volumes in the credit card and consumer loan - fresh product type, which typically liquidate faster than non-fresh.

Legal Collections

Credit card and consumer loan legal collections were $53.5 million during the three months ended June 30, 2013 compared to $44.8 million during the three months ended June 30, 2012, an increase of 19.3%. Credit card and consumer loan legal collections were $107.0 million during the six months ended June 30, 2013 compared to $85.3 million during the six months ended June 30, 2012, an increase of 25.4%. These increases were attributable to increased purchasing volumes of higher quality accounts during 2011 and early 2012, a portion of which are now being liquidated in the legal channel, as well as operational enhancements in the legal channel.

Other Collections

Other collections increased from $4.6 million during the three months ended June 30, 2012 to $5.9 million during the three months ended June 30, 2013, an increase of 28.2%. Other collections were $11.4 million during the six months ended June 30, 2013 compared to $9.1 million during the six months ended June 30, 2012, an increase of 25.0%. The increase in other collections was primarily driven by commercial collections due to an increasing portfolio base of commercial assets.

Sales and Recourse Proceeds

Sales and recourse proceeds were $6.9 million during the three months ended June 30, 2013 compared to $8.0 million during the three months ended June 30, 2012. During the six months ended June 30, 2013 sales and recourse proceeds were $11.5 million compared to $16.2 million during the six months ended June 30, 2012. We periodically sell accounts based on operational considerations, market pricing, or capacity constraints within our United Network.

Consolidated Results

The following table summarizes the results of our operations for the three months June 30, 2013 compared to the three months June 30, 2012:

	Three Months Ended
	June 30,
Consolidated Results ($ in thousands)	2013	2012	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$90,499	$84,186	$6,313	7.5%
Contingent debt	151	268	(117)	(43.7)%
Other revenue	—	81	(81)	(100.0)%
Total revenues	90,650	84,535	6,115	7.2%
Expenses
Collection expenses on:
Purchased debt	44,178	51,223	(7,045)	(13.8)%
Contingent debt	4	29	(25)	(86.2)%
Court costs, net	11,623	8,610	3,013	35.0%
Other direct operating expenses	3,697	2,001	1,696	84.8%
Salaries and payroll taxes	7,158	6,879	279	4.1%
General and administrative	4,000	3,055	945	30.9%
Depreciation and amortization	1,997	1,581	416	26.3%
Total operating expenses	72,657	73,378	(721)	(1.0)%
Operating income	17,993	11,157	6,836	61.3%
Other expenses
Interest expense	11,605	12,230	(625)	(5.1)%
Other expense (income)	74	(2,501)	2,575	(1)
Total other expenses	11,679	9,729	1,950	20.0%
Income before income taxes	6,314	1,428	4,886	(1)
Income tax expense	(1,940)	(1,284)	(656)	51.1%
Net income	$4,374	$144	$4,230	(1)
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $90.5 million during the three months ended June 30, 2013 compared to $84.2 million during the three months ended June 30, 2012, an increase of $6.3 million or 7.5%. This increase was predominantly driven by a $7.5 million increase in gross revenues on level yield assets. Due to over-performance of cash proceeds relative to expectations and increased projections of future cash proceeds, we increased the internal rate of return ("IRR") on multiple quarterly level yield pools subsequent to June 30, 2012. Also impacting gross revenue on purchased debt was an increase in the average carrying value of level yield purchased debt assets from $222.4 million to $246.6 million. In addition, we recorded $5.3 million reversals of non-cash valuation allowances on our level yield assets during the three months ended June 30, 2013, which related primarily to overperformance on certain 2007 and 2008 level yield pools relative to previously reduced expectations.

Gross revenues on cost recovery assets decreased $2.9 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting. In addition, we recorded non-cash valuation allowance charges of $2.9 million on our cost recovery assets during the three months ended June 30, 2013.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $44.2 million during the three months ended June 30, 2013 compared to $51.2 million during the three months ended June 30, 2012. Collection expenses on purchased debt decreased 13.8%, which was in line with total collections on purchased debt which decreased 8.9%.

Court Costs, Net

Court costs, net were $11.6 million during the three months ended June 30, 2013 compared to $8.6 million during the three months ended June 30, 2012. The increase of 35.0% was largely the result of increased purchasing volumes of higher quality paper during 2011 and early 2012, a portion of which are now being liquidated in the legal channel. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expenses

Other direct operating expenses were $3.7 million during the three months ended June 30, 2013, which represented an increase of $1.7 million from the three months ended June 30, 2012. This increase was attributable to ongoing investments in our United Network and operational improvements.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect". Collection expenses on purchased debt, gross court costs, and other direct operating expenses totaled $59.9 million during the three months ended June 30, 2013, and $62.3 million during the three months ended June 30, 2012. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections. In relation to total collections, costs to collect increased from 40.5% to 42.7%, primarily due to increased court costs. Costs to collect excluding court costs were $47.9 million during the three months ended June 30, 2013 and $53.2 million during the three months ended June 30, 2012, which represented 34.2% and 34.6% of total collections, respectively.

General and Administrative Expenses

General and administrative expenses were $4.0 million during the three months ended June 30, 2013, compared to $3.1 million during the three months ended June 30, 2012. The increase of $0.9 million or 30.9% was attributable to increased travel related expenses including operating lease payments on the Company's corporate plane and event expenses. During the majority of the three months ended June 30, 2012, the Company owned and operated a different plane financed by a note payable, the accounting for which primarily affected the interest expense line item. The plane was sold during the three months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization was $2.0 million during the three months ended June 30, 2013, compared to $1.6 million during the three months ended June 30, 2012. The increase related to depreciation on additional capitalization related to ongoing improvements to our proprietary collection system, eAGLE.

Other Expense

Other expense recognized during the three months ended June 30, 2012 was primarily related to a gain on disposition of the Company's corporate plane, net of transaction costs.

Income Tax Expense

Income tax expense was $1.9 million for the three months ended June 30, 2013 compared to income tax expense of $1.3 million for the same period in 2012. Income tax expense is primarily driven by our Canadian operations as the domestic segment recognizes minimal tax expense due to its net operating losses and full valuation allowance position. Any fluctuations in the consolidated tax rate from the statutory rates are due to the changes in the ratio of pre-tax earnings in Canada as compared to consolidated income before taxes.

The following table summarizes the results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended
	June 30,
Consolidated Results ($ in thousands)	2013	2012	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$179,646	$162,065	$17,581	10.8%
Contingent debt	331	429	(98)	(22.8)%
Other revenue	60	107	(47)	(43.9)%
Total revenues	180,037	162,601	17,436	10.7%
Expenses
Collection expenses on:
Purchased debt	90,635	97,778	(7,143)	(7.3)%
Contingent debt	7	43	(36)	(83.7)%
Court costs, net	21,926	16,298	5,628	34.5%
Other direct operating expenses	6,085	3,824	2,261	59.1%
Salaries and payroll taxes	14,005	13,114	891	6.8%
General and administrative	7,448	5,683	1,765	31.1%
Depreciation and amortization	3,911	3,103	808	26.0%
Total operating expenses	144,017	139,843	4,174	3.0%
Operating income	36,020	22,758	13,262	58.3%
Other expenses
Interest expense	23,383	24,432	(1,049)	(4.3)%
Other expense (income)	2,343	(2,409)	4,752	(1)
Total other expenses	25,726	22,023	3,703	16.8%
Income before income taxes	10,294	735	9,559	(1)
Income tax expense	(2,590)	(2,702)	112	4.1%
Net income (loss)	$7,704	$(1,967)	$9,671	(1)
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $179.6 million during the six months ended June 30, 2013 compared to $162.1 million during the six months ended June 30, 2012, an increase of $17.6 million or 10.8%. This increase was predominantly driven by an $18.8 million increase in gross revenues on level yield assets, slightly offset by a $1.5 million decrease in purchased debt royalties. Due to over-performance of cash proceeds relative to expectations and increased projections of future cash proceeds, we increased the internal rate of return ("IRR") on multiple quarterly level yield pools subsequent to June 30, 2012. Also impacting gross revenue on purchased debt was an increase in the average carrying value of level yield purchased debt assets from $224.1 million to $248.7 million. In addition, we recorded $6.6 million reversals of non-cash valuation allowances on our level yield assets during the six months ended June 30, 2013 compared to $2.6 million non-cash valuation allowance charges taken during the six months ended June 30, 2012. The non-cash valuation allowance reversals related primarily to overperformance on certain 2007 and 2008 level yield pools relative to previously reduced expectations.

Gross revenues on cost recovery assets decreased $6.6 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting. In addition, we recorded non-cash valuation allowance charges of $2.9 million on our cost recovery assets during the six months ended June 30, 2013.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $90.6 million during the six months ended June 30, 2013 compared to $97.8 million during the six months ended June 30, 2012. Collection expenses on purchased debt decreased 7.3%, which was in line with total collections on purchased debt which decreased 5.5%.

Court Costs, Net

Court costs, net were $21.9 million during the six months ended June 30, 2013 compared to $16.3 million during the six months ended June 30, 2012. The increase of 34.5% was largely the result of increased purchasing volumes of higher quality paper in 2011 and early 2012, a portion of which are now being liquidated in the legal channel. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expenses

Other direct operating expenses were $6.1 million during the six months ended June 30, 2013, which represented an increase of $2.3 million from the six months ended June 30, 2012. This increase was attributable to ongoing investments in our United Network and operational improvements.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect". Collection expenses on purchased debt, gross court costs, and other direct operating expenses totaled $119.4 million during the six months ended June 30, 2013, and $118.8 million during the six months ended June 30, 2012. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections. In relation to total collections, costs to collect increased from 39.7% to 42.3%, primarily due to increased court costs. Costs to collect excluding court costs were $96.7 million during the six months ended June 30, 2013 and $101.6 million during the six months ended June 30, 2012, which represented 34.3% and 34.0% of total collections, respectively.

General and Administrative Expenses

General and administrative expenses were $7.4 million during the six months ended June 30, 2013, compared to $5.7 million during the six months ended June 30, 2012. The increase of $1.8 million or 31.1% was attributable to increased travel related expenses including operating lease payments on the Company's corporate plane, management recruiting, and event expenses. During the six months ended June 30, 2012, the Company owned and operated a different plane financed by a note payable, the accounting for which primarily affected the interest expense line item. The plane was sold during the six months ended June 30, 2012

Depreciation and Amortization

Depreciation and amortization was $3.9 million during the six months ended June 30, 2013, compared to $3.1 million during the six months ended June 30, 2012. The increase related to depreciation on additional capitalization related to ongoing improvements to our proprietary collection system, eAGLE.

Other Expense

Other expense during the six months ended June 30, 2013 consisted of $1.5 million accrued based on the Company's best estimate of the impact of the final assessment for the harmonized sales tax ("HST") in Canada. See Note 9 to the condensed consolidated financial statements for further discussion. The remaining amount related primarily to a write-off of certain input tax credits unrelated to the HST assessment. Other expense recognized during the six months ended June 30, 2012 was primarily related to a gain on disposition of the Company's corporate plane, net of transaction costs.

Income Tax Expense

Income tax expense was $2.6 million for the six months ended June 30, 2013 compared to income tax expense of $2.7 million for the same period in 2012. Income tax expense is primarily driven by our Canadian operations as the domestic segment recognizes minimal tax expense due to its net operating losses and full valuation allowance position. Any fluctuations in the consolidated tax rate from the statutory rates are due to the changes in the ratio of pre-tax earnings in Canada as compared to consolidated income before taxes.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three and six months June 30, 2013 compared to the three and six months June 30, 2012:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Adjusted EBITDA ($ in thousands)	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Voluntary, non-legal collections	$80,679	$104,337	$(23,658)	(22.7)%	$164,005	$204,495	$(40,490)	(19.8)%
Legal collections	53,502	44,844	8,658	19.3%	107,005	85,338	21,667	25.4%
Other collections(1)	5,873	4,581	1,292	28.2%	11,352	9,078	2,274	25.0%
Sales & recourse	6,928	7,977	(1,049)	(13.2)%	11,493	16,201	(4,708)	(29.1)%
Contribution of other business activities(2)	2,921	4,006	(1,085)	(27.1)%	6,022	7,631	(1,609)	(21.1)%
Total inflows	149,903	165,745	(15,842)	(9.6)%	299,877	322,743	(22,866)	(7.1)%

Collection expenses on:
Purchased debt	44,178	51,223	(7,045)	(13.8)%	90,635	97,778	(7,143)	(7.3)%
Contingent debt	4	29	(25)	(86.2)%	7	43	(36)	(83.7)%
Court costs, net	11,623	8,610	3,013	35.0%	21,926	16,298	5,628	34.5%
Other direct operating expenses	3,697	2,001	1,696	84.8%	6,085	3,824	2,261	59.1%
Salaries, general and administrative expenses	11,158	9,934	1,224	12.3%	21,453	18,797	2,656	14.1%
Other(3)	530	867	(337)	(38.9)%	3,173	1,598	1,575	98.6%
Total outflows	71,190	72,664	(1,474)	(2.0)%	143,279	138,338	4,941	3.6%
Adjustments(4)	239	285	(46)	(16.1)%	1,130	647	483	74.7%
Adjusted EBITDA	$78,952	$93,366	$(14,414)	(15.4)%	$157,728	$185,052	$(27,324)	(14.8)%
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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended				Six Months Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	June 30,				June 30,
	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Net income (loss)	$4,374	$144	$4,230	(6)	$7,704	$(1,967)	$9,671	(6)
Interest expense	11,605	12,230	(625)	(5.1)%	23,383	24,432	(1,049)	(4.3)%
Interest income	(21)	(21)	—	—%	(36)	(47)	11	(23.4)%
Income tax expense	1,940	1,284	656	51.1%	2,590	2,702	(112)	(4.1)%
Depreciation and amortization	1,997	1,581	416	26.3%	3,911	3,103	808	26.0%
EBITDA	19,895	15,218	4,677	30.7%	37,552	28,223	9,329	33.1%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	61,185	80,430	(19,245)	(23.9)%	122,690	156,113	(33,423)	(21.4)%
Amortization of step-up of carrying value(2)	—	40	(40)	(100.0)%	107	86	21	24.4%
Purchased debt valuation allowance (reversals) charges(3)	(2,367)	—	(2,367)	(100.0)%	(3,751)	2,590	(6,341)	(244.8)%
Certain other or non-cash expenses
Stock option expense(4)	33	77	(44)	(57.1)%	67	155	(88)	(56.8)%
Net gain on sale of property and equipment	—	(2,607)	2,607	(100.0)%	—	(2,607)	2,607	(100.0)%
Other(5)	206	208	(2)	(1.0)%	1,063	492	571	116.1%
Adjusted EBITDA	$78,952	$93,366	$(14,414)	(15.4)%	$157,728	$185,052	$(27,324)	(14.8)%
(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of the Company by Parent.

(3)    Represents non-cash valuation allowance charges (reversals) on purchased debt.

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

(6)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA:

	Six Months Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	June 30,
	2013	2012	$ Variance	% Variance
Net cash provided by (used in) operating activities	$6,639	$(2,636)	$9,275	(6)
Proceeds applied to purchased debt principal(1)	122,690	156,113	(33,423)	(21.4)%
Interest expense to be paid in cash(2)	21,691	22,627	(936)	(4.1)%
Interest income	(36)	(47)	11	23.4%
Other non-cash (expense) income	(2,241)	733	(2,974)	(6)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	196	3,295	(3,099)	(94.1)%
Other operating assets and liabilities and deferred taxes(4)	5,136	4,380	756	17.3%
Income tax expense	2,590	2,702	(112)	(4.1)%
Net gain on sale of property and equipment	—	(2,607)	2,607	100.0%
Other(5)	1,063	492	571	116.1%
Adjusted EBITDA	$157,728	$185,052	$(27,324)	(14.8)%
(1)    Cash proceeds applied to purchased debt principal are shown in the investing activities section of the condensed consolidated statements of cash flows.

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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

Domestic Segment Performance Summary	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Purchases - face	$985,482	$1,008,099	$(22,617)	(2.2)%	$1,725,476	$1,850,143	$(124,667)	(6.7)%
Purchases - price	89,786	73,699	16,087	21.8%	147,225	142,614	4,611	3.2%
Purchases - price (%)	9.1%	7.3%			8.5%	7.7%
Cash proceeds on purchased debt	134,137	150,058	(15,921)	(10.6)%	269,046	291,804	(22,758)	(7.8)%
Total revenues	83,010	76,941	6,069	7.9%	165,034	147,582	17,452	11.8%
Adjusted EBITDA(1)	69,449	84,193	(14,744)	(17.5)%	140,972	166,632	(25,660)	(15.4)%
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

Purchases

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Total U.S. purchases decreased $22.6 million or 2.2% in face value and increased $16.1 million or 21.8% in capital deployed. Market competition continued to result in upward pressure on pricing in the U.S. during the second quarter for both fresh and non-fresh credit card and consumer loan debt.

Our purchases of fresh credit card and consumer loan debt decreased $0.1 million in terms of capital deployed and$195.9 million in face purchased. In contrast, purchases of non-fresh credit card and consumer loan debt increased $191.9 million or 86.6% in face value and $17.6 million or 280.8% in capital deployed. These fluctuations in purchasing mix were due both to yield considerations and our diversification strategy.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Domestic purchases decreased $124.7 million or 6.7% in face value and increased $4.6 million or 3.2% in capital deployed. Despite rising prices, all purchasing decisions are made using a yield-based approach while continuing to diversify our purchasing mix.

During the six months ended June 30, 2013, purchases of fresh credit card and consumer loan debt decreased $488.2 million or 36.1% in face value, and $20.9 million or 16.8% in terms of capital deployed. In contrast, non-fresh credit card and consumer loan purchases increased $286.9 million or 92.1% in face value and $18.9 million or 175.0% in capital deployed.

Capital deployed for the purchase of credit card/consumer loan non-fresh debt represented 20.2% of total purchases during the six months ended June 30, 2013 compared to 7.6% of total purchases during the six months ended June 30, 2012. In addition, commercial debt and student loan purchases increased by a total of $88.6 million in face value and $7.0 million in purchase price due to the aforementioned focus on diversifying our mix of purchases.

Cash Proceeds

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Domestic cash proceeds on purchased debt decreased by $15.9 million or 10.6%, primarily due to credit card and consumer loan voluntary, non-legal collections decreasing $24.3 million or 25.9%. This decrease was due primarily to a decrease in trailing twelve-month purchasing volumes of credit card and consumer loan - fresh products, which typically liquidate faster than non-fresh.

Partially offsetting the decrease in voluntary non-legal collections, credit card and consumer loan legal collections increased $8.1 million or 18.4% in the three months ended June 30, 2013. This change was due in part to increased purchasing volumes of higher quality accounts during 2011 and early 2012, a portion of which are now being liquidated in the legal channel, as well as operational growth in the legal channel. Commercial collections also increased $1.7 million or 73.2% as a result of investments in our commercial debt operations. Finally, sales and recourse decreased $1.0 million in the three months ended June 30, 2013 relative to the same period in 2012.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Total cash proceeds of our Domestic segment in the six months ended June 30, 2013 decreased $22.8 million or 7.8% compared with the six months ended June 30, 2012. Credit card and consumer loan voluntary, non-legal collections decreased $41.1 million or 22.4%, due in part to overall lower domestic purchase volumes in the twelve months ended June 30, 2013 compared with the twelve months ended June 30, 2012. The decrease was also due to a change in purchasing mix, as fresh credit card and consumer loan debt typically liquidates faster than non-fresh consumer loan debt. Our Domestic segment's purchases were more heavily weighted toward non-fresh credit card and consumer loan assets during the twelve months ended June 30, 2013.

Credit card and consumer loan legal collections increased $20.6 million or 24.6%, and commercial debt collections increased $3.3 million or 75.7%. The increase in legal collections was driven by significant growth in legal and prelegal collections on 2011 and early 2012 purchase vintages, a portion of which are now being liquidated in the legal channel. Commercial collections have continued to grow with steady investment in our commercial debt operations. Sales and recourse proceeds decreased $4.6 million or 29.0%.

Total Revenues

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Total revenues on our Domestic segment increased $6.1 million or 7.9%, as gross revenues on level yield assets increased $5.9 million. Due to over-performance of cash proceeds relative to expectations and increased projections of future cash proceeds, we increased the IRR on multiple level yield pools subsequent to June 30, 2012. Also, the average carrying value of level yield purchased debt assets increased from $215.8 million in the three months ended June 30, 2012 to $232.7 million in the three months ended June 30, 2013. Additionally, during the three months ended June 30, 2013, we recorded reversals of non-cash valuation allowance charges of $5.3 million, which primarily related to continued overperformance on certain 2007 and 2008 level yield pools relative to previously reduced expected proceeds.

Gross revenues on cost recovery assets decreased $1.4 million as a result of a decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting. In addition, we recorded non-cash valuation allowance charges of $2.9 million on our cost recovery assets during the three months ended June 30, 2013.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Total revenues attributable to the Domestic segment increased $17.5 million or 11.8%, as gross revenues on level yield assets increased $15.4 million. This was due primarily to IRR increases due to over-performance of cash proceeds relative to expectations and increased projections of future cash proceeds on level yield assets subsequent to June 30, 2012. Also, the average level yield asset balance increased from $218.1 million in the six months ended June 30, 2012 to $235.0 million in the six months ended June 30, 2013. In addition, during the six months ended June 30, 2013, we recorded reversals of non-cash valuation allowance charges totaling $6.6 million on our level yield assets, compared with $2.6 million of non-cash valuation allowance charges during the six months ended June 30, 2012.

Gross revenues on cost recovery assets decreased $3.1 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting. In addition, we recorded non-cash valuation allowance charges of $2.9 million on our cost recovery assets during the six months ended June 30, 2013.

Adjusted EBITDA

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Domestic Adjusted EBITDA decreased $14.7 million or 17.5%, due primarily to a decrease in cash proceeds on purchased debt of $15.9 million and increased court costs, net of $3.0 million. Additionally, other direct operating expenses, salaries and payroll taxes, and general and administrative expenses increased by a total of $2.9 million. Partially offsetting these changes, collection expenses on purchased debt decreased $7.7 million as a result of lower cash proceeds.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Adjusted EBITDA attributable to our domestic segment decreased $25.7 million or 15.4%. The decrease was driven by a decrease in cash proceeds on purchased debt of $22.8 million and increased court costs, net of $5.5 million. Additionally, other direct operating expenses, salaries and payroll taxes, and general and administrative expenses increased by a total of $4.8 million. Partially offsetting these reductions to Adjusted EBITDA, collection expenses on purchased debt decreased $8.3 million as a result of lower collections.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

Canada Segment Performance Summary	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Purchases - face	$64,914	$314,178	$(249,264)	(79.3)%	$118,911	$377,458	$(258,547)	(68.5)%
Purchases - price	5,195	13,352	(8,157)	(61.1)%	10,026	16,921	(6,895)	(40.7)%
Purchases - price (%)	8.0%	4.2%			8.4%	4.5%
Cash proceeds on purchased debt	12,845	11,681	1,164	10.0%	24,809	23,308	1,501	6.4%
Total revenues	7,640	7,594	46	0.6%	15,003	15,019	(16)	(0.1)%
Adjusted EBITDA(1)	9,503	9,173	330	3.6%	16,756	18,420	(1,664)	(9.0)%
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

Purchases

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Purchases by our Canada segment decreased $249.3 million in face value and $8.2 million in capital deployed. The segment's purchases during the three months ended June 30, 2013 were primarily comprised of debt from ongoing forward flow relationships, while purchases during the second quarter of 2012 included both forward flow purchases and several large, one-time purchases. Market competition continued to result in upward pressure on pricing during the second quarter, especially for fresh credit card and consumer loan debt. Canada's second quarter fresh credit card and consumer loan purchases totaled $29.4 million in face value and $3.1 million in capital outlay, compared with $81.6 million in face value and $5.7 million capital deployed in the three months ended June 30, 2012. In the second quarter of 2013, Canada purchased non-fresh credit card and consumer loan debt of $35.5 million in face value and $2.1 million in capital deployed. This represented a decrease of $197.1 million in face value and $5.5 million in capital deployed, which was due to several large, one-time purchases made during the second quarter of 2012.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Canada's purchases decreased $258.5 million in face value and $6.9 million in total capital deployed. Canada's purchases during the six months ended June 30, 2013 were primarily comprised of debt purchased through ongoing forward flow relationships, while purchases during the first six months of 2012 included several large, one-time purchases. Market competition continued to result in upward pressure on pricing during the first six months of 2013, especially for fresh credit card and consumer loan debt. Fresh credit card and consumer loan purchases during the six months ended June 30, 2013 totaled $66.0 million in face value and $6.9 million in capital deployed, compared with $135.2 million in face value and $9.1 million capital spend during the same period in 2012. Non-fresh purchases were $52.9 million in face value and $3.1 million in capital deployed during the six months ended June 30, 2013.

Cash Proceeds

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Canada's total cash proceeds increased $1.2 million or 10.0%. This increase was driven by an increase of $0.6 million in voluntary, non-legal credit card and consumer loan collections, and an increase of $0.6 million in legal collections.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Total cash proceeds from Canada increased $1.5 million or 6.4%, as a result of growth in non-legal and legal channels. Voluntary, non-legal collections increased $0.6 million, while legal collections increased $1.0 million.

Total Revenues

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Total revenues from our Canada segment were $7.6 million during the three months ended June 30, 2013, which was consistent with total revenues during the three months ended June 30, 2012. Gross revenues on level yield assets increased $1.6 million, as a result of a larger level yield asset base, as Canadian assets purchased on or after January 1, 2012 were accounted for under the level yield method. Offsetting the increase in level yield revenues was a decrease of $1.4 million in revenues on cost recovery assets, which was consistent with lower collections on a declining base of assets accounted for under the cost recovery method.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Total revenues from Canada were $15.0 million during the six months ended June 30, 2013, which was consistent with total revenues in the corresponding period in 2012. Gross revenues on level yield assets increased $3.5 million, as a result of a larger level yield asset base. Average carrying value of level yield assets increased from $5.9 million in the six months ended June 30, 2012 to $13.7 million in the six months ended June 30, 2013. The increase in revenues on level yield assets was offset by a decrease of $3.5 million in revenues on cost recovery assets. Revenues on cost recovery assets decreased as a result of lower collections on a declining base of cost recovery assets.

Adjusted EBITDA

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Adjusted EBITDA remained relatively consistent, increasing by $0.3 million or 3.6%. Cash proceeds on purchased debt increased $1.2 million or 10.0%, while collection expense on purchased debt increased $0.7 million or 31.4%. Additionally, court costs, net increased $0.1 million as a result of continued operational growth.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Adjusted EBITDA decreased $1.7 million or 9.0%. This decrease was primarily due to a $1.5 million harmonized sales tax payment made to the Canada Revenue Agency. Cash proceeds on purchased debt increased $1.5 million or 6.4%, which was partially offset by a total increase of $1.4 million in costs to collect.

Supplemental Performance Data

Our Owned Portfolios

As of June 30, 2013, our active owned charged-off receivables in the U.S. and Canada totaled $10.5 billion in face value and consisted of approximately 3.0 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of June 30, 2013.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,434	$4,418	$6,335	60.4%	$1,909	81.0%
Credit Card/Consumer Loan - Non-Fresh	714	3,345	2,388	22.7%	324	13.8%
Other(2)	825	2,148	1,772	16.9%	123	5.2%
Total/Average	2,973	$3,530	$10,495	100.0%	$2,356	100.0%
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

U.S. Purchased Debt Portfolio as of June 30, 2013 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$2,082	—%	$2,083,855	$9,683	$2,093,538	2.34x
2007	236,005	(60,546)	7,924	3%	339,816	14,373	354,189	1.50x
2008	226,030	(71,324)	11,561	5%	323,415	23,682	347,097	1.54x
2009	105,157	(2,180)	3,941	4%	197,957	25,882	223,839	2.13x
2010	164,117	(1,775)	5,414	3%	346,382	90,734	437,116	2.66x
2011	244,959	(2,917)	30,778	13%	430,822	203,370	634,192	2.59x
2012	246,011	(3,120)	91,020	37%	274,192	287,427	561,619	2.28x
2013	147,225	(468)	123,041	84%	37,039	238,556	275,595	1.87x
Total	$2,265,844	$(146,565)	$275,761		$4,033,478	$893,707	$4,927,185	2.17x

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

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of June 30, 2013 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,201	$136	$9,337	1.59x
2007	7,889	—	—	—%	14,192	478	14,670	1.86x
2008	6,282	—	6	—%	8,622	571	9,193	1.46x
2009	3,350	—	—	—%	8,168	1,448	9,616	2.87x
2010	7,706	—	—	—%	24,603	4,897	29,500	3.83x
2011	22,745	—	1,099	5%	45,779	12,858	58,637	2.58x
2012	26,746	—	8,063	30%	31,261	22,861	54,122	2.02x
2013	10,026	—	5,776	58%	5,184	17,338	22,522	2.25x
Total	$90,629	$—	$14,944		$147,010	$60,587	$207,597	2.29x
(1)    Converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Converted to U.S. dollars using the exchange rate as of June 30, 2013.

Consolidated Purchased Debt Portfolio as of June 30, 2013 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$2,082	—%	$2,093,056	$9,819	$2,102,875	2.33x
2007	243,894	(60,546)	7,924	3%	354,008	14,851	368,859	1.51x
2008	232,312	(71,324)	11,567	5%	332,037	24,253	356,290	1.53x
2009	108,507	(2,180)	3,941	4%	206,125	27,330	233,455	2.15x
2010	171,823	(1,775)	5,414	3%	370,985	95,631	466,616	2.72x
2011	267,704	(2,917)	31,877	12%	476,601	216,228	692,829	2.59x
2012	272,757	(3,120)	99,083	36%	305,453	310,288	615,741	2.26x
2013	157,251	(468)	128,817	82%	42,223	255,894	298,117	1.90x
Total	$2,356,473	$(146,565)	$290,705		$4,180,488	$954,294	$5,134,782	2.18x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of June 30, 2013.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of June 30, 2013 will generate a total of approximately $893.7 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2013	2014	2015	2016	2017	2018	2019	2020 and thereafter	Total
2006 and prior(1)	$4,912	$4,265	$506	$—	$—	$—	$—	$—	$9,683
2007	4,383	6,441	3,104	445	—	—	—	—	14,373
2008	6,294	10,668	6,230	489	1	—	—	—	23,682
2009	5,237	8,394	5,885	3,986	2,031	349	—	—	25,882
2010	20,867	26,927	17,321	12,465	8,315	4,153	686	—	90,734
2011	49,730	63,617	32,619	23,164	17,081	11,208	5,269	682	203,370
2012	69,158	99,504	48,851	26,143	17,829	12,890	8,556	4,496	287,427
2013	65,080	76,993	44,026	21,572	12,323	7,813	5,661	5,088	238,556
Total	$225,661	$296,809	$158,542	$88,264	$57,580	$36,413	$20,172	$10,266	$893,707
Cumulative Percent	25.2%	58.5%	76.2%	86.1%	92.5%	96.6%	98.9%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$7,790	$1,849	$44	$—	$—	$—	$—	$—	$9,683
2007	8,020	4,773	1,539	41	—	—	—	—	14,373
2008	11,999	8,934	2,745	4	—	—	—	—	23,682
2009	10,052	6,759	4,943	3,008	1,091	29	—	—	25,882
2010	36,701	20,692	14,543	10,321	6,234	2,169	74	—	90,734
2011	87,614	44,117	26,764	19,892	14,170	8,239	2,516	58	203,370
2012	127,565	70,294	34,359	21,375	14,966	10,665	6,271	1,932	287,427
2013	107,454	61,016	30,137	15,775	9,815	6,693	4,628	3,038	238,556
Total	$397,195	$218,434	$115,074	$70,416	$46,276	$27,795	$13,489	$5,028	$893,707
Cumulative Percent	44.4%	68.9%	81.8%	89.6%	94.8%	97.9%	99.4%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$5	$—	$—	$4,284
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	26	21	8	24,518
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	151	140	30	111,701
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	605	356	159	153,222
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	1,555	960	336	218,870
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	5,091	3,194	1,235	379,336
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	7,226	4,765	1,907	333,671
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	11,538	7,723	2,931	422,714
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	14,213	9,079	3,272	435,539
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	21,178	14,424	5,373	339,816
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	38,416	24,983	8,503	323,415
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	41,300	27,948	7,937	197,957
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	130,132	94,374	31,447	346,382
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	163,304	196,236	71,282	430,822
2012	—	—	—	—	—	—	—	—	—	—	—	—	—	—	176,605	97,587	274,192
2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	37,039	37,039
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$269,046	$4,033,478

The following chart represents our historical proceeds on owned debt by quarter, with collections shown in black and sales & recourse in gray.

Quarterly Cash Proceeds ($ in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Q4 1998
Q2 1999
Q4 1999
Q2 2000
Q4 2000
Q2 2001
Q4 2001
Q2 2002
Q4 2002
Q2 2003
Q4 2003
Q2 2004
Q4 2004
Q2 2005
Q4 2005
Q2 2006
Q4 2006
Q2 2007
Q4 2007
Q2 2008
Q4 2008
Q2 2009
Q4 2009
Q2 2010
Q4 2010
Q2 2011
Q4 2011
Q2 2012
Q4 2012
Q2 2013

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can generally be canceled by the Company at its discretion with 60 days’ notice. At June 30, 2013, the Company had non-cancelable obligations outstanding to purchase $1.0 million in face value of debt at an aggregate price of $0.1 million under forward flow purchase agreements. In addition to contracts with stated purchase amount obligations, at June 30, 2013, the Company was under contract for a number of other purchase agreements, including forward flow contracts, which do not state a minimum amount to be sold.

Based on our current level of operations, we have sufficient liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of June 30, 2013, our total availability under our line of credit was $47.3 million based on our borrowing base calculation, and our non-restricted cash balances were $8.8 million, resulting in liquidity as of June 30, 2013 of $56.1 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at June 30, 2013 and December 31, 2012 was $459.8 million and $423.5 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
$ in thousands	2013	2012
Net cash provided by (used in) operating activities	$6,639	$(2,636)
Net cash used in investing activities	(37,612)	(3,337)
Net cash provided by financing activities	33,063	5,823
Increase (decrease) in cash and cash equivalents (1)	$2,090	$(150)
 (1)    Before the impact of foreign currency translation on cash of $(796) and $(153), respectively.

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

Our operating activities provided net cash of $6.6 million and used $2.6 million during the six months ended June 30, 2013 and 2012, respectively. The increase in cash provided by operating activities of $9.3 million was primarily due to an increase of $12.3 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by $1.5 million paid to the Canada Revenue Agency (“CRA”) in regards to the Company's compliance with the harmonized sales tax (“HST”). See Note 9 to the condensed consolidated financial statements for further discussion of the HST payment. The remaining change in net cash used in operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities used net cash of $37.6 million and $3.3 million during the six months ended June 30, 2013 and 2012, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash used of $34.3 million was due primarily to a $33.4 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value. In addition proceeds from the sale of property and equipment provided $2.6 million during the six months ended June 30, 2012. This is partially offset by a $2.3 million decrease in investments in purchased debt.

Financing Activities

Financing activities provided net cash of $33.1 million and $5.8 million during the six months ended June 30, 2013 and 2012, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash provided by financing activities of $27.2 million was due to lower collections, which are used to pay down our revolving credit facility and an increase of $7.7 million in draws on our revolving credit facility used to fund purchases and overhead costs.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

On April 30, 2013, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporation's subsidiaries entered into an Amendment to its Loan Agreement (the "Amendment"). The Amendment extended the maturity of the Company's revolving credit facility by two years to April 6, 2016, reduced the applicable margin rates on U.S. and Canadian advances by 1.00% and reduced the floors on U.S. and Canadian advances by 0.50%. In addition, the unused line fees were reduced by 0.25% when the revolver is less than 65% of capacity. The maximum commitment and covenants were not amended. The terms of the amended revolving credit facility are disclosed in Note 5 of the condensed consolidated financial statements.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA
We believe the metric of debt outstanding as a multiple of trailing twelve month ("TTM") Adjusted EBITDA is representative of the Company's business model operating leverage. Our trailing twelve month Adjusted EBTIDA remained consistent, decreasing 0.3% from the twelve months ended June 30, 2012 to the twelve months ended June 30, 2013, while our total debt increased 3.5% from June 30, 2012 to June 30, 2013. The Company's capital deployed to purchase domestic debt increased 21.8% from the three months ended June 30, 2012 to the three months ended June 30, 2013, while domestic cash proceeds on purchased debt decreased 10.6%, leading to an overall increase in debt outstanding.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, has been at its maximum required amount of $200 million during the rolling four quarters ending June 30, 2013. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of June 30, 2013, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.5 million and software agreements of $0.6 million as of June 30, 2013.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to P. Scott Lowery, a member of our Board of Directors. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of June 30, 2013, these notes had outstanding balances of $0.7 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SQUARETWO FINANCIAL CORPORATION

August 14, 2013	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)