Form 10-Q
period 2013-09-30
SquareTwo Financial Corp
filed 2013-11-14
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of November 14, 2013, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$5,600	$7,538
Restricted cash	26,007	11,383
Receivables:
Trade, net of allowance for doubtful accounts of $73 and $27, respectively	2,521	1,537
Notes receivable	268	478
Purchased debt, net	300,261	251,682
Property and equipment, net	24,202	24,322
Goodwill and intangible assets	171,348	171,348
Other assets	10,555	11,948
Total assets	$540,762	$480,236
Liabilities and equity
Payables:
Accounts payable, trade	4,516	2,655
Payable from trust accounts	2,590	1,794
Taxes payable	34	2,772
Accrued interest and other liabilities	35,049	26,857
Deferred tax liability	9,600	9,600
Line of credit	175,207	132,412
Notes payable, net of discount	289,419	288,893
Obligations under capital lease agreements	2,761	2,214
Total liabilities	519,176	467,197
Commitments and contingencies (Note 9)
Equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,233	190,134
Accumulated deficit	(171,999)	(180,016)
Accumulated other comprehensive loss	(733)	(111)
Total SquareTwo equity	17,501	10,007
Noncontrolling interest	4,085	3,032
Total equity	21,586	13,039
Total liabilities and equity	$540,762	$480,236

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Revenues on:
Purchased debt, net	$84,293	$96,727	$263,939	$258,792
Contingent debt	180	164	511	593
Other revenue	50	10	110	117
Total revenues	84,523	96,901	264,560	259,502
Expenses
Collection expenses on:
Purchased debt	44,266	48,482	134,901	146,260
Contingent debt	2	10	9	53
Court costs, net	9,935	9,835	31,861	26,133
Other direct operating expenses	3,081	1,959	9,166	5,783
Salaries and payroll taxes	7,142	6,507	21,147	19,621
General and administrative	3,330	2,791	10,778	8,474
Depreciation and amortization	2,103	1,954	6,014	5,057
Total operating expenses	69,859	71,538	213,876	211,381
Operating income	14,664	25,363	50,684	48,121
Other expenses
Interest expense	11,392	12,078	34,775	36,510
Other expense (income)	1,316	87	3,659	(2,322)
Total other expenses	12,708	12,165	38,434	34,188
Income before income taxes	1,956	13,198	12,250	13,933
Income tax expense	(590)	(1,352)	(3,180)	(4,054)
Net income	1,366	11,846	9,070	9,879
Less: Net income attributable to the noncontrolling interest	387	485	1,053	1,499
Net income attributable to SquareTwo	$979	$11,361	$8,017	$8,380

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$1,366	$11,846	$9,070	$9,879
Other comprehensive income, net of tax:
Currency translation adjustment	507	452	(622)	463
Comprehensive income	1,873	12,298	8,448	10,342
Less: Comprehensive income attributable to the noncontrolling interest	387	485	1,053	1,499
Comprehensive income attributable to SquareTwo	$1,486	$11,813	$7,395	$8,843

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Equity	Noncontrolling Interest	Total Equity
Balances, December 31, 2012	$—	$190,134	$(180,016)	$(111)	$10,007	$3,032	$13,039
Net income	—	—	8,017	—	8,017	1,053	9,070
Currency translation adjustment	—	—	—	(622)	(622)	—	(622)
Stock option expense	—	99	—	—	99	—	99
Balances, September 30, 2013	$—	$190,233	$(171,999)	$(733)	$17,501	$4,085	$21,586

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$9,070	$9,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,014	5,057
Amortization of loan origination fees and debt discount	2,482	2,714
Recovery of step-up in basis of purchased debt	107	116
Purchased debt valuation allowance reversals	(6,460)	(874)
Stock option expense	99	232
Other non-cash expense (income)	3,344	(108)
Changes in operating assets and liabilities:
Income tax payable/receivable	(2,656)	(21)
Restricted cash	(14,624)	(18,097)
Other assets	(4,016)	(3,807)
Accounts payable and accrued liabilities	11,153	7,623
Net cash provided by operating activities	4,513	2,714
Investing activities
Investment in purchased debt	(230,995)	(215,546)
Proceeds applied to purchased debt principal	188,749	218,097
Payments to franchises related to asset purchase program	(297)	—
Net proceeds from notes receivable	27	406
Investment in property and equipment, including internally developed software	(3,800)	(4,241)
Proceeds from sale of property and equipment, net of transaction costs	—	2,679
Net cash (used in) provided by investing activities	(46,316)	1,395
Financing activities
Payments on notes payable, net	(411)	(2,811)
Proceeds from lines-of-credit	472,177	442,408
Payments on lines-of-credit	(429,382)	(441,851)
Origination fees on lines-of-credit and notes payable	(856)	(200)
Payments on capital lease obligations	(1,121)	(788)
Net cash provided by (used in) financing activities	40,407	(3,242)
(Decrease) increase in cash and cash equivalents	(1,396)	867
Impact of foreign currency translation on cash	(542)	(48)
Cash and cash equivalents at beginning of period	7,538	2,657
Cash and cash equivalents at end of period	$5,600	$3,476
Supplemental cash flow information
Cash paid for interest	$24,049	$25,473
Cash paid for income taxes	5,837	4,075
Property and equipment financed with capital leases and notes payable	2,066	333
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2013, its condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, its condensed consolidated statements of changes in equity for the nine months ended September 30, 2013, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.  The condensed consolidated statements of operations and condensed consolidated statements of comprehensive income of the Company for the three and nine months ended September 30, 2013 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s most recent Annual Report on Form 10-K.

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

Actual results could differ from those estimates. The Company's condensed consolidated financial statements are based on a number of significant estimates, including the collectability of purchased debt and the timing of such proceeds, impairment testing of goodwill and the Partners Network indefinite-lived intangible asset, and accounting for income taxes. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates in connection with these items could be materially revised within the near term.

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

3. Purchased Debt

Changes in purchased debt, net for the periods presented are as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$266,529	$225,773	$23,041	$18,549	$289,570	$244,322
Purchases	71,915	49,387	1,829	6,624	73,744	56,011
Valuation allowance reversals	2,709	3,464	—	—	2,709	3,464
Proceeds applied to purchased debt principal	(61,568)	(57,477)	(4,491)	(4,507)	(66,059)	(61,984)
Other(1)	279	399	18	320	297	719
Balance at end of period	$279,864	$221,546	$20,397	$20,986	$300,261	$242,532

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$230,773	$222,330	$20,909	$21,083	$251,682	$243,413
Purchases	215,010	201,326	15,985	14,220	230,995	215,546
Valuation allowance reversals (charges)	9,330	874	(2,870)	—	6,460	874
Proceeds applied to purchased debt principal	(174,839)	(203,377)	(13,910)	(14,720)	(188,749)	(218,097)
Other(1)	(410)	393	283	403	(127)	796
Balance at end of period	$279,864	$221,546	$20,397	$20,986	$300,261	$242,532
 (1)    Other includes impacts of the Company’s currency translation, franchise asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Proceeds	$129,835	$135,186	$15,458	$17,350	$145,293	$152,536
Less:
Gross revenue recognized	68,267	77,709	10,618	12,460	78,885	90,169
Cost recovery court costs recoveries(1)	—	—	349	383	349	383
Proceeds applied to purchased debt principal	61,568	57,477	4,491	4,507	66,059	61,984
	$—	$—	$—	$—	$—	$—

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Proceeds	$390,781	$409,912	$48,367	$57,736	$439,148	$467,648
Less:
Gross revenue recognized	215,942	206,535	33,373	41,773	249,315	248,308
Cost recovery court costs recoveries(1)	—	—	1,084	1,243	1,084	1,243
Proceeds applied to purchased debt principal	174,839	203,377	13,910	14,720	188,749	218,097
	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations.

The following tables reconcile gross revenue recognized to purchased debt revenues, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Gross revenue recognized	$68,267	$77,709	$10,618	$12,460	$78,885	$90,169
Purchased debt royalties	2,535	2,887	225	390	2,760	3,277
Valuation allowance reversals	2,709	3,464	—	—	2,709	3,464
Other(1)	—	(66)	(61)	(117)	(61)	(183)
Purchased debt revenue, net	$73,511	$83,994	$10,782	$12,733	$84,293	$96,727

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Gross revenue recognized	$215,942	$206,535	$33,373	$41,773	$249,315	$248,308
Purchased debt royalties	7,460	9,017	931	1,355	8,391	10,372
Valuation allowance reversals (charges)	9,330	874	(2,870)	—	6,460	874
Other(1)	—	(355)	(227)	(407)	(227)	(762)
Purchased debt revenue, net	$232,732	$216,071	$31,207	$42,721	$263,939	$258,792
(1)    Other items relate to the franchise asset purchase program (discontinued), recovery of step-up in basis, and certain profit sharing items that reduce the Company’s revenue recorded on purchased debt.

     The following tables show detail of the Company’s purchases during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Purchase price	$71,915	$49,387	$1,829	$6,624	$73,744	$56,011
Face value	626,377	741,184	38,718	153,361	665,095	894,545
% of face	11.5%	6.7%	4.7%	4.3%	11.1%	6.3%

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Purchase price	$215,010	$201,326	$15,985	$14,220	$230,995	$215,546
Face value	2,206,924	2,781,611	302,558	340,535	2,509,482	3,122,146
% of face	9.7%	7.2%	5.3%	4.2%	9.2%	6.9%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the three months ended September 30, 2013, the Company spent $71.9 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the customers) of the debt purchased was $626.4 million, which is a purchase price equal to 11.5% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the three months ended September 30, 2013 amounted to $120.1 million. The accretable yield for these purchases was $48.2 million, or the ERP of $120.1 million less the purchase price of $71.9 million. During the nine months ended September 30, 2013, the Company purchased $2.2 billion in face value debt that qualified for the level yield method of accounting for a purchase price of $215.0 million. The ERP at acquisition amounted to $397.6 million.

The following is the change in accretable yield for the three and nine months ended September 30, 2013 and 2012:

	2013	2012
Balance at December 31, prior year	$596,849	$463,048
Impact from revenue recognized on purchased debt, net	(75,024)	(59,720)
Additions from current purchases	62,109	84,439
Reclassifications to accretable yield, including foreign currency translation	10,475	36,791
Balance at March 31,	$594,409	$524,558
Impact from revenue recognized on purchased debt, net	(79,272)	(66,516)
Additions from current purchases	72,278	111,635
Reclassifications to accretable yield, including foreign currency translation	12,639	48,376
Balance at June 30,	$600,054	$618,053
Impact from revenue recognized on purchased debt, net	(70,976)	(81,173)
Additions from current purchases	48,161	65,487
Reclassifications to accretable yield, including foreign currency translation	(5,317)	3,861
Balance at September 30,	$571,922	$606,228

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$129,981	$150,324	$16,584	$10,319	$146,565	$160,643
Valuation allowance (reversals)	(2,709)	(3,464)	—	—	(2,709)	(3,464)
Balance at end of period	$127,272	$146,860	$16,584	$10,319	$143,856	$157,179

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Balance at beginning of period	$136,602	$147,734	$13,714	$10,319	$150,316	$158,053
Valuation allowance (reversals) charges	(9,330)	(874)	2,870	—	(6,460)	(874)
Balance at end of period	$127,272	$146,860	$16,584	$10,319	$143,856	$157,179

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

The following is a summary of intangibles:

	September 30, 2013	December 31, 2012
Goodwill	$146,458	$146,458
Partners Network	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	September 30, 2013			December 31, 2012
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit USD	4.8%	$175,207	April 2016	6.3%	$132,412	April 2014
Line of Credit CAD	5.8%	—	April 2016	6.8%	—	April 2014
Total Line of Credit		$175,207			$132,412
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

On April 30, 2013, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporation's subsidiaries entered into Amendment No. 3 to its Loan Agreement ("Amendment #3"). Amendment #3 extended the maturity of the Company's revolving credit facility by two years to April 6, 2016, reduced the applicable margin rates on U.S. and Canadian advances by 1.00% and reduced the floors on U.S. and Canadian advances by 0.50%. In addition, the unused line fees were reduced by 0.25% to 0.50% at all levels. The maximum commitment and covenants were not amended. The following represents the amended terms of the Company's outstanding line of credit borrowings as of September 30, 2013:

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

The Company incurred and capitalized $656 of costs associated with Amendment #3 of this facility. The remaining unamortized costs of the facility were $1,715 and $1,879 at September 30, 2013 and December 31, 2012, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility. The Company had accrued interest on its lines of credit of $123 and $168 at September 30, 2013 and December 31, 2012, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

At September 30, 2013, our availability under the line of credit facility was $39.3 million based on our borrowing base calculation.

Subsequent to September 30, 2013, SquareTwo amended its Loan Agreement to increase the maximum amount of its revolving credit facility. The nature and terms of the amendment are disclosed in Note 12.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	September 30, 2013			December 31, 2012
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Second Lien Notes, net of $2,530 and $3,069 unamortized discount	11.625%	$287,470	April 2017	11.625%	$286,931	April 2017
Other Notes Payable	5.5%	1,949	2015 - 2021	6.5%	1,962	2015 - 2021
Total Notes Payable		$289,419			$288,893
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien notes were $4,505 and $5,427 at September 30, 2013 and December 31, 2012, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien notes payable of $16,856 and $8,428 at September 30, 2013 and December 31, 2012, respectively, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of September 30, 2013, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit totaling at $492 at September 30, 2013 and $462 December 31, 2012, respectively. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Equity

Common Stock

As of September 30, 2013 and December 31, 2012, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Non-Controlling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the non-controlling interest in CCL are shown on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income.

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2013 and 2012, comprehensive income (loss) included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2013 and 2012:

Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$(111)	$(111)
Other comprehensive loss, net of tax of $0, before reclassifications	(622)	(622)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, September 30, 2013	$(733)	$(733)

Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$(341)	$(341)
Other comprehensive income, net of tax of $0, before reclassifications	463	463
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, September 30, 2012	$122	$122

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

Purchased Debt Receivables

The Company initially records purchased debt receivables at cost. Purchased debt receivables, for which a valuation allowance has not been recorded, are subsequently recorded net of amortization under the interest method or the cost recovery method as discussed previously in Note 2. If a valuation allowance is required for a level yield pool, the Company records that portion of the total purchased debt balance by discounting the future cash flows generated by its proprietary forecasting model using the IRR as a discount rate. Valuation allowances for cost recovery portfolios are determined using the Company's proprietary forecasting model cash flows, which are undiscounted.

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$300,261	$773,008	$—	$—	$773,008
Line of credit(2)	175,207	175,207	—	175,207	—
Second Lien Notes, net of $2,530 unamortized discount(3)	287,470	304,219	304,219	—	—
Other Notes Payable(4)	1,949	1,949	—	1,949	—

	December 31, 2012
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$251,682	$778,675	$—	$—	$778,675
Line of credit(2)	132,412	132,412	—	132,412	—
Second Lien Notes, net of $3,069 unamortized discount(3)	286,931	280,479	280,479	—	—
Other Notes Payable(4)	1,962	1,962	—	1,962	—
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

For the three and nine months ended September 30, 2013 the combined state, federal and Canadian tax expense from operations was $0.6 million and $3.2 million, respectively. It was primarily attributable to the Canadian operations based on an effective tax rate of approximately 26.5%. Net deferred tax assets generated from the Company's domestic operations remain in a full valuation allowance position at September 30, 2013.

9. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can generally be canceled by the Company at its discretion with 60 days’ notice. At September 30, 2013, the Company had non-cancelable obligations outstanding to purchase $92.0 million in face value of debt at an aggregate price of $14.2 million under forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

The inquiry from the Canada Revenue Agency (“CRA”) in regards to the Company's compliance with the harmonized sales tax (“HST”) discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 has not been finalized at the time of this filing.  The Company paid approximately $1.5 million during the second quarter of 2013 which had previously been accrued during the quarter ended March 31, 2013. The payment notwithstanding, the Company is currently engaged in ongoing discussions with the CRA in an attempt to reverse or reduce the imposed assessment paid to date. However, there can be no assurances at this point that such discussions will result in the Company recovering any amount. The Company does not believe it has any additional exposure pertaining to the finalization of this inquiry.

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

The following tables present the Company's operating segment results for the three and nine months September 30, 2013 and September 30, 2012:

Cash Proceeds on Purchased Debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Proceeds on Purchased Debt	2013	2012	2013	2012
Domestic	$133,265	$140,621	$402,311	$432,425
Canada	12,028	11,915	36,837	35,223
Consolidated	$145,293	$152,536	$439,148	$467,648

Total Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues	2013	2012	2013	2012
Domestic	$77,394	$89,476	$242,428	$237,058
Canada	7,129	7,425	22,132	22,444
Consolidated	$84,523	$96,901	$264,560	$259,502

Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA(1)	2013	2012	2013	2012
Domestic	$71,800	$77,232	$212,772	$243,864
Canada	8,940	9,302	25,696	27,722
Consolidated	$80,740	$86,534	$238,468	$271,586
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

Segment net income or loss is not presented consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

Reconciliation of Net Income to Adjusted EBITDA ($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,366	$11,846	$9,070	$9,879
Interest expense	11,392	12,078	34,775	36,510
Interest income	(38)	(17)	(74)	(64)
Income tax expense	590	1,352	3,180	4,054
Depreciation and amortization	2,103	1,954	6,014	5,057
EBITDA	15,413	27,213	52,965	55,436
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	66,059	61,984	188,749	218,097
Amortization of step-up of carrying value(2)	—	30	107	116
Purchased debt valuation allowance (reversals) charges(3)	(2,709)	(3,464)	(6,460)	(874)
Certain other or non-cash expenses
Stock option expense(4)	32	77	99	232
Net gain on sale of property and equipment	—	(72)	—	(2,679)
Other(5)	1,945	766	3,008	1,258
Adjusted EBITDA	$80,740	$86,534	$238,468	$271,586
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, severance expense, and certain contract termination fees.

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$4,513	$2,714
Proceeds applied to purchased debt principal(1)	188,749	218,097
Interest expense to be paid in cash(2)	32,293	33,796
Interest income	(74)	(64)
Other non-cash (expense) income	(3,344)	108
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	14,624	18,097
Other operating assets and liabilities and deferred taxes(4)	(4,481)	(3,795)
Income tax expense	3,180	4,054
Net gain on sale of property and equipment	—	(2,679)
Other(5)	3,008	1,258
Adjusted EBITDA	$238,468	$271,586
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, severance expense, and certain contract termination fees.

Segment assets were as follows as of September 30, 2013 and December 31, 2012:

Total Assets	September 30, 2013	December 31, 2012
Domestic	$529,740	$455,099
Canada	11,022	25,137
Consolidated	$540,762	$480,236

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at September 30, 2013 or December 31, 2012.

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

Condensed Consolidating Balance Sheets

	September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$5,600	$—	$5,600
Restricted cash	13,952	12,055	—	—	26,007
Receivables:
Trade, net of allowance for doubtful accounts	1,192	28	1,301	—	2,521
Notes receivable	50	—	218	—	268
Purchased debt, net	—	285,605	14,656	—	300,261
Property and equipment, net	23,913	58	231	—	24,202
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	8,400	1,282	873	—	10,555
Investment in subsidiaries	317,647	—	—	(317,647)	—
Total assets	$535,933	$299,028	$23,448	$(317,647)	$540,762
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$4,422	$29	$65	$—	$4,516
Payable from trust accounts	2,450	72	68	—	2,590
Payable to (from) Borrower	—	393,307	(426)	(392,881)	—
Taxes payable	2	—	32	—	34
Accrued interest and other liabilities	33,833	225	991	—	35,049
Deferred tax liability (asset)	9,605	—	(5)	—	9,600
Line of credit	175,207	—	—	—	175,207
Notes payable, net of discount	289,419	—	—	—	289,419
Obligations under capital lease agreements	2,761	—	—	—	2,761
Total liabilities	517,699	393,633	725	(392,881)	519,176
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,233	897	1	(898)	190,233
(Accumulated deficit) retained earnings	(171,999)	(95,502)	19,370	76,132	(171,999)
Accumulated other comprehensive loss	—	—	(733)	—	(733)
Total equity (deficiency) before noncontrolling interest	18,234	(94,605)	18,638	75,234	17,501
Noncontrolling interest	—	—	4,085	—	4,085
Total equity (deficiency)	18,234	(94,605)	22,723	75,234	21,586
Total liabilities and equity (deficiency)	$535,933	$299,028	$23,448	$(317,647)	$540,762

	December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$7,538	$—	$7,538
Restricted cash	(962)	12,345	—	—	11,383
Receivables:
Trade, net of allowance for doubtful accounts	874	106	557	—	1,537
Notes receivable	252	—	226	—	478
Purchased debt, net	107	236,005	15,570	—	251,682
Property and equipment, net	23,968	76	278	—	24,322
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	9,547	1,228	1,173	—	11,948
Investment in subsidiaries	268,513	—	—	(268,513)	—
Total assets	$473,078	$249,760	$25,911	$(268,513)	$480,236
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	2,601	100	(46)	—	2,655
Payable from trust accounts	1,584	156	54	—	1,794
Payable to Borrower	—	354,431	4,530	(358,961)	—
Taxes payable	108	—	2,664	—	2,772
Accrued interest and other liabilities	25,543	743	571	—	26,857
Deferred tax liability (asset)	9,605	—	(5)	—	9,600
Line of credit	132,412	—	—	—	132,412
Notes payable, net of discount	288,893	—	—	—	288,893
Obligations under capital lease agreements	2,214	—	—	—	2,214
Total liabilities	462,960	355,430	7,768	(358,961)	467,197
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,134	(202)	1	201	190,134
(Accumulated deficit) retained earnings	(180,016)	(105,468)	15,221	90,247	(180,016)
Accumulated other comprehensive loss	—	—	(111)	—	(111)
Total equity (deficiency) before noncontrolling interest	10,118	(105,670)	15,111	90,448	10,007
Noncontrolling interest	—	—	3,032	—	3,032
Total equity (deficiency)	10,118	(105,670)	18,143	90,448	13,039
Total liabilities and equity (deficiency)	$473,078	$249,760	$25,911	$(268,513)	$480,236

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$2,855	$74,481	$6,957	$—	$84,293
Contingent debt	7	1	172	—	180
Other revenue	50	—	—	—	50
Total revenues	2,912	74,482	7,129	—	84,523
Expenses
Collection expenses on:
Purchased debt	—	41,491	2,775	—	44,266
Contingent debt	1	1	—	—	2
Court costs, net	—	9,797	138	—	9,935
Other direct operating expenses	—	3,040	41	—	3,081
Salaries and payroll taxes	1,205	5,844	93	—	7,142
General and administrative	696	1,893	741	—	3,330
Depreciation and amortization	1,142	949	12	—	2,103
Total operating expenses	3,044	63,015	3,800	—	69,859
Operating (loss) income	(132)	11,467	3,329	—	14,664
Other expenses
Interest expense	1,192	10,200	—	—	11,392
Other expense (income)	116	1,228	(28)	—	1,316
Total other expenses	1,308	11,428	(28)	—	12,708
(Loss) income before income taxes	(1,440)	39	3,357	—	1,956
Income tax benefit (expense)	551	—	(1,141)	—	(590)
Income from subsidiaries	1,868	—	—	(1,868)	—
Net income	979	39	2,216	(1,868)	1,366
Less: Net income attributable to the noncontrolling interest	—	—	387	—	387
Net income attributable to SquareTwo	$979	$39	$1,829	$(1,868)	$979

	Three Months Ended September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$3,327	$86,151	$7,249	$—	$96,727
Contingent debt	(686)	688	162	—	164
Other revenue	(10)	1	19	—	10
Total revenues	2,631	86,840	7,430	—	96,901
Expenses
Collection expenses on:
Purchased debt	—	46,212	2,270	—	48,482
Contingent debt	4	6	—	—	10
Court costs, net	—	9,711	124	—	9,835
Other direct operating expenses	—	1,956	3	—	1,959
Salaries and payroll taxes	1,546	4,867	94	—	6,507
General and administrative	(244)	2,238	797	—	2,791
Depreciation and amortization	981	960	13	—	1,954
Total operating expenses	2,287	65,950	3,301	—	71,538
Operating income	344	20,890	4,129	—	25,363
Other expenses
Interest expense	1,611	10,460	7	—	12,078
Other expense (income)	108	50	(71)	—	87
Total other expenses	1,719	10,510	(64)	—	12,165
(Loss) income before income taxes	(1,375)	10,380	4,193	—	13,198
Income tax expense	(138)	—	(1,214)	—	(1,352)
Income from subsidiaries	12,874	—	—	(12,874)	—
Net income	11,361	10,380	2,979	(12,874)	11,846
Less: Net income attributable to the noncontrolling interest	—	—	485	—	485
Net income attributable to SquareTwo	$11,361	$10,380	$2,494	$(12,874)	$11,361

	Nine Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$8,585	$233,709	$21,645	$—	$263,939
Contingent debt	28	6	477	—	511
Other revenue	100	—	10	—	110
Total revenues	8,713	233,715	22,132	—	264,560
Expenses
Collection expenses on:
Purchased debt	—	126,736	8,165	—	134,901
Contingent debt	4	5	—	—	9
Court costs, net	—	31,381	480	—	31,861
Other direct operating expenses	—	9,040	126	—	9,166
Salaries and payroll taxes	3,712	16,981	454	—	21,147
General and administrative	2,913	5,082	2,783	—	10,778
Depreciation and amortization	3,427	2,549	38	—	6,014
Total operating expenses	10,056	191,774	12,046	—	213,876
Operating (loss) income	(1,343)	41,941	10,086	—	50,684
Other expenses
Interest expense	4,028	30,747	—	—	34,775
Other expense	315	1,228	2,116	—	3,659
Total other expenses	4,343	31,975	2,116	—	38,434
(Loss) income before income taxes	(5,686)	9,966	7,970	—	12,250
Income tax expense	(412)	—	(2,768)	—	(3,180)
Income from subsidiaries	14,115	—	—	(14,115)	—
Net income	8,017	9,966	5,202	(14,115)	9,070
Less: Net income attributable to the noncontrolling interest	—	—	1,053	—	1,053
Net income attributable to SquareTwo	$8,017	$9,966	$4,149	$(14,115)	$8,017

	Nine Months Ended September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$10,333	$226,501	$21,958	$—	$258,792
Contingent debt	(1,458)	1,613	438	—	593
Other revenue	44	1	72	—	117
Total revenues	8,919	228,115	22,468	—	259,502
Expenses
Collection expenses on:
Purchased debt	—	139,731	6,529	—	146,260
Contingent debt	29	24	—	—	53
Court costs, net	—	25,826	307	—	26,133
Other direct operating expenses	—	5,771	12	—	5,783
Salaries and payroll taxes	4,499	14,736	386	—	19,621
General and administrative	514	6,726	1,234	—	8,474
Depreciation and amortization	2,946	2,074	37	—	5,057
Total operating expenses	7,988	194,888	8,505	—	211,381
Operating income	931	33,227	13,963	—	48,121
Other expenses
Interest expense	4,708	31,726	76	—	36,510
Other expense (income)	306	50	(2,678)	—	(2,322)
Total other expenses	5,014	31,776	(2,602)	—	34,188
(Loss) income before income taxes	(4,083)	1,451	16,565	—	13,933
Income tax expense	(193)	—	(3,861)	—	(4,054)
Loss from subsidiaries	12,656	—	—	(12,656)	—
Net income	8,380	1,451	12,704	(12,656)	9,879
Less: Net income attributable to the noncontrolling interest	—	—	1,499	—	1,499
Net income attributable to SquareTwo	$8,380	$1,451	$11,205	$(12,656)	$8,380

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$979	$39	$2,216	$(1,868)	$1,366
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	507	—	507
Comprehensive income	979	39	2,723	(1,868)	1,873
Less: Comprehensive income attributable to the noncontrolling interest	—	—	387	—	387
Comprehensive income attributable to SquareTwo	$979	$39	$2,336	$(1,868)	$1,486

	Three Months Ended September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$11,361	$10,380	$2,979	$(12,874)	$11,846
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	452	—	452
Comprehensive income	11,361	10,380	3,431	(12,874)	12,298
Less: Comprehensive income attributable to the noncontrolling interest	—	—	485	—	485
Comprehensive income attributable to SquareTwo	$11,361	$10,380	$2,946	$(12,874)	$11,813

	Nine Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$8,017	$9,966	$5,202	$(14,115)	$9,070
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(622)	—	(622)
Comprehensive income	8,017	9,966	4,580	(14,115)	8,448
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,053	—	1,053
Comprehensive income attributable to SquareTwo	$8,017	$9,966	$3,527	$(14,115)	$7,395

	Nine Months Ended September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$8,380	$1,451	$12,704	$(12,656)	$9,879
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	463	—	463
Comprehensive income	8,380	1,451	13,167	(12,656)	10,342
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,499	—	1,499
Comprehensive income attributable to SquareTwo	$8,380	$1,451	$11,668	$(12,656)	$8,843

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$8,017	$9,966	$5,202	$(14,115)	$9,070
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,427	2,549	38	—	6,014
Amortization of loan origination fees and debt discount	2,482	—	—	—	2,482
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Purchased debt valuation allowance reversals	—	(6,442)	(18)	—	(6,460)
Stock option expense	63	36	—	—	99
Other non-cash expense	2,763	298	283	—	3,344
Equity in subsidiaries	(14,115)	—	—	14,115	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(106)	—	(2,550)	—	(2,656)
Restricted cash	(14,914)	290	—	—	(14,624)
Other assets	(2,881)	4,610	(5,745)	—	(4,016)
Accounts payable and accrued liabilities	10,977	(673)	849	—	11,153
Net cash (used in) provided by operating activities	(4,180)	10,634	(1,941)	—	4,513
Investing activities
Investment in purchased debt	—	(216,533)	(14,462)	—	(230,995)
Proceeds applied to purchased debt principal	—	173,742	15,007	—	188,749
Payments to franchises related to asset purchase program	—	(297)	—	—	(297)
Net proceeds from notes receivable	27	—	—	—	27
Investment in subsidiaries	(32,454)	—	—	32,454	—
Investment in property and equipment, including internally developed software	(3,800)	—	—	—	(3,800)
Net cash (used in) provided by investing activities	(36,227)	(43,088)	545	32,454	(46,316)
Financing activities
Repayment of investment by parent, net	—	32,454	—	(32,454)	—
Payments on notes payable, net	(411)	—	—	—	(411)
Proceeds from lines-of-credit	472,177	—	—	—	472,177
Payments on lines-of-credit	(429,382)	—	—	—	(429,382)
Origination fees on the lines-of-credit	(856)	—	—	—	(856)
Payments on capital lease obligations	(1,121)	—	—	—	(1,121)
Net cash provided by (used in) financing activities	40,407	32,454	—	(32,454)	40,407
Decrease in cash and cash equivalents	—	—	(1,396)	—	(1,396)
Impact of foreign currency translation on cash	—	—	(542)	—	(542)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$5,600	$—	$5,600
Supplemental cash flow information
Cash paid for interest	$23,464	$585	$—	$—	$24,049
Cash paid for income taxes	155	—	5,682	—	5,837
Property and equipment financed with capital leases and notes payable	2,066	—	—	—	2,066

	Nine Months Ended September 30, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$8,380	$1,451	$12,704	$(12,656)	$9,879
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,946	2,074	37	—	5,057
Amortization of loan origination fees	2,714	—	—	—	2,714
Recovery of step-up in basis of purchased debt	116	—	—	—	116
Purchased debt valuation allowance charges	—	(874)	—	—	(874)
Stock option expense	160	72	—	—	232
Other non-cash expense (income)	2,176	1,160	(3,444)	—	(108)
Equity in subsidiaries	(12,656)	—	—	12,656	—
Changes in operating assets and liabilities:
Income tax payable/receivable	24	—	(45)	—	(21)
Restricted cash	(17,442)	(655)	—	—	(18,097)
Other assets	(1,712)	(2,697)	602	—	(3,807)
Accounts payable and accrued liabilities	7,240	135	248	—	7,623
Net cash (used in) provided by operating activities	(8,054)	666	10,102	—	2,714
Investing activities
Investment in purchased debt	—	(193,249)	(22,297)	—	(215,546)
Proceeds applied to purchased debt principal	—	205,094	13,003	—	218,097
Net proceeds from notes receivable	406	—	—	—	406
Investment in subsidiaries	12,423	—	—	(12,423)	—
Investments in property and equipment including internally developed software	(4,182)	(38)	(21)	—	(4,241)
Proceeds from sale of property and equipment, net of transaction costs	—	—	2,679	—	2,679
Net cash (used in) provided by investing activities	8,647	11,807	(6,636)	(12,423)	1,395
Financing activities
Proceeds from investment by Parent, net	—	(12,423)	—	12,423	—
Payments on notes payable, net	(193)	—	(2,618)	—	(2,811)
Proceeds from lines-of-credit	440,926	—	1,482	—	442,408
Payments on lines-of-credit	(440,347)	—	(1,504)	—	(441,851)
Origination fees on lines-of-credit and notes payable	(200)	—	—	—	(200)
Payments on capital lease obligations	(788)	—	—	—	(788)
Net cash provided by (used in) financing activities	(602)	(12,423)	(2,640)	12,423	(3,242)
Decrease in cash and cash equivalents	(9)	50	826	—	867
Impact of foreign currency translation on cash	—	—	(48)	—	(48)
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$132	$3,344	$—	$3,476
Supplemental cash flow information
Cash paid for interest	$24,244	$1,133	$96	$—	$25,473
Cash paid for income tax	169	—	3,906	—	4,075
Property and equipment financed with capital leases and notes payable	333	—	—	—	333

12. Subsequent Events

Optimizing Operations

On October 11, 2013, the Company announced that it was in the process of optimizing its operations in the United States.  As part of this process, the Company will transition its state-based Partners Network to a regional structure composed of fewer but larger franchises. This will enable the Company to continue implementing best practices and further strengthen its position as a singular organization with a uniform presence in all 50 states. In addition, the Company believes that the new regional structure will streamline its U.S. operations and therefore positively impact its future Domestic segment operating costs; however, such financial impact cannot be currently estimated.

As part of these changes, the Company established a plan to terminate five of its franchise agreements in the fourth quarter of 2013. The Company anticipates paying approximately $4.5 million in contract termination fees in connection with this plan, subject to certain stipulations and covenants as well as execution of final separation agreements. The Company estimates that approximately $1.3 million will be paid in 2013 with the remaining amount to be paid over the first five months of 2014. The Company further estimates that substantially all of the $4.5 million future obligation, which is entirely attributable to the Domestic segment, will be expensed in the quarter ended December 31, 2013, and will be included in the other direct operating expense line item in the consolidated statements of operations.  However, these payments do not impact the Company's calculation of Adjusted EBITDA due to such expense being excluded from the definition of Adjusted EBITDA under the Company’s credit facility.

Loan Amendment

On October 25, 2013, SquareTwo Financial Corporation, together with certain of its domestic and Canadian subsidiaries, entered into Amendment No. 4 to its Loan Agreement ("Amendment #4"). Pursuant to the terms of Amendment #4, the following adjustment was made to the Loan Agreement: SquareTwo increased the maximum amount of its revolving credit facility to $265 million, of which $215 million was available as of October 25, 2013, subject to the terms of the Loan Agreement.

At the time of this filing, pursuant to the rights granted under Amendment #4, SquareTwo has obtained additional commitments to increase the amount currently available under the revolving credit facility to $235 million, subject to the terms of the Loan Agreement as amended.

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

Our Company

We are a leading purchaser of consumer and commercial charged-off receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the U.S. and Canada. We believe that we are the largest purchaser of "fresh" charged-off credit card and consumer loan receivables in the U.S. Fresh charged-off credit card and consumer loan receivables are generally 180-210 days past due at the time of sale and typically have not been subject to previous collection attempts by a third-party collection agency. We are committed to continuing selective growth in the purchase of charged-off commercial, student loan, and Canadian accounts receivable. The act of charging off an account is an action required by banking regulations and is an accounting action that does not release the obligor on the account from his/her responsibility to pay amounts due on the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytical expertise, technology platform, operational experience and our network of collection law firms with which we have exclusive franchise relationships, herein referred to as the "Partners Network", to purchase and manage the recovery of charged-off receivables. Our primary focus is managing the collection and recovery of our purchased debt. We are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards.  From 1999, our first full year of purchasing debt, to September 30, 2013, we have invested approximately $2.4 billion in the acquisition of charged-off receivables, representing over $36.4 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested capital.

Based on our proprietary analytic models, which utilize historical data as well as current account-level data and economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of September 30, 2013 of $9.3 billion (active face value) will generate approximately $861.2 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.2 billion (active face value) to generate approximately $59.9 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $921.1 million as of September 30, 2013. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Purchasing Activity

The following table summarizes the purchasing activity for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

	Three Months Ended				Nine Months Ended
Purchasing Activity ($ in thousands)	September 30,				September 30,
	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$483,252	$484,782	$(1,530)	(0.3)%	$1,412,689	$1,971,585	$(558,896)	(28.3)%
Price	64,322	42,178	22,144	52.5%	174,596	175,481	(885)	(0.5)%
Price (%)	13.3%	8.7%			12.4%	8.9%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	143,125	256,402	(113,277)	(44.2)%	794,235	810,026	(15,791)	(1.9)%
Price	7,593	7,209	384	5.3%	40,414	25,845	14,569	56.4%
Price (%)	5.3%	2.8%			5.1%	3.2%
Other(2)
Face	38,718	153,361	(114,643)	(74.8)%	302,558	340,535	(37,977)	(11.2)%
Price	1,829	6,624	(4,795)	(72.4)%	15,985	14,220	1,765	12.4%
Price (%)	4.7%	4.3%			5.3%	4.2%
Purchased Debt - Total
Face	$665,095	$894,545	$(229,450)	(25.6)%	$2,509,482	$3,122,146	$(612,664)	(19.6)%
Price	73,744	56,011	17,733	31.7%	230,995	215,546	15,449	7.2%
Price (%)	11.1%	6.3%			9.2%	6.9%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $483.3 million of face value receivables at a price of $64.3 million during the three months ended September 30, 2013, compared to $484.8 million of face value receivables at a price of $42.2 million during the three months ended September 30, 2012, a decrease of 0.3% in face value and an increase of 52.5% in capital deployed. During the nine months ended September 30, 2013 credit card and consumer loan - fresh purchases were $1.4 billion of face value at a price of $174.6 million compared to $2.0 billion of face value at a price of $175.5 million during the nine months ended September 30, 2012, a decrease of 28.3% in face value and 0.5% in capital deployed. Market competition continued to result in upward pressure on pricing during the three and nine months ended September 30, 2013, especially in the market for fresh consumer paper. While we have, as a result, decreased some of our expected returns, we carefully evaluated the details of each opportunity in this category of receivables, and maintained our yield-based purchasing strategy.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $143.1 million of face value receivables at a price of $7.6 million during the three months ended September 30, 2013, compared to $256.4 million of face value receivables at a price of $7.2 million during the three months ended September 30, 2012. During the nine months ended September 30, 2013 credit card and consumer loan - non-fresh purchases were $794.2 million of face value at a price of $40.4 million compared to $810.0 million of face value at a price of $25.8 million during the nine months ended September 30, 2012. Market competition also resulted in pricing increases for the non-fresh consumer debt during the three and nine months ended September 30, 2013.

Other
Other purchases consist of commercial, student loan, and medical purchases. Other purchases were $38.7 million in face at a price of $1.8 million during the three months ended September 30, 2013, compared to $153.4 million in face at a price of $6.6 million during the three months ended September 30, 2012. Other purchases were $302.6 million in face at a price of $16.0 million during the nine months ended September 30, 2013, compared to $340.5 million in face at a price of $14.2 million during the nine months ended September 30, 2012. Despite the decline in other purchases for the three months ended September 30, 2013, capital deployed for other purchases increased 12.4% during the nine months ended September 30, 2013. The increase in price of other assets resulted from a general increase in price of such debt and mix of products acquired.

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

The following table summarizes the cash proceeds activity for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Cash Proceeds ($ in thousands)	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$79,629	$95,461	$(15,832)	(16.6)%	$243,634	$299,956	$(56,322)	(18.8)%
Legal collections(1)	54,986	44,621	10,365	23.2%	161,991	129,959	32,032	24.6%
Other collections(1)(2)	6,514	4,891	1,623	33.2%	17,866	13,969	3,897	27.9%
Total collections	141,129	144,973	(3,844)	(2.7)%	423,491	443,884	(20,393)	(4.6)%
Sales & recourse	4,164	7,563	(3,399)	(44.9)%	15,657	23,764	(8,107)	(34.1)%
Total cash proceeds on purchased debt	$145,293	$152,536	$(7,243)	(4.7)%	$439,148	$467,648	$(28,500)	(6.1)%
(1)    Credit card/consumer loan court cost recoveries, previously reported as other collections, are reported as credit card/consumer loan legal collections. As presented above, $3.3 million and $9.4 million has been reclassified to credit card/consumer loan legal collections for the three and nine months ended September 30, 2012, respectively, to conform to the current presentation.

(2)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $79.6 million during the three months ended September 30, 2013 compared to $95.5 million during the three months ended September 30, 2012, representing a decrease of 16.6%. During the nine months ended September 30, 2013 credit card and consumer loan voluntary, non-legal collections were $243.6 million compared to $300.0 million during the nine months ended September 30, 2012, representing a decrease of 18.8%. These decreases are primarily a result of lower trailing twelve-month face value purchasing volumes in the credit card and consumer loan - fresh product type, which typically liquidate faster than non-fresh.

Legal Collections

Credit card and consumer loan legal collections were $55.0 million during the three months ended September 30, 2013 compared to $44.6 million during the three months ended September 30, 2012, an increase of 23.2%. Credit card and consumer loan legal collections were $162.0 million during the nine months ended September 30, 2013 compared to $130.0 million during the nine months ended September 30, 2012, an increase of 24.6%. These increases were primarily attributable to increased purchasing volumes during 2011 and early 2012, a portion of which are now being liquidated in the legal channel, as well as operational enhancements in the legal channel.

Other Collections

Other collections were $6.5 million during the three months ended September 30, 2013 compared to $4.9 million during the three months ended September 30, 2012 , an increase of 33.2%. Other collections were $17.9 million during the nine months ended September 30, 2013 compared to $14.0 million during the nine months ended September 30, 2012, an increase of 27.9%. The increase in other collections was primarily driven by commercial collections due to an increasing portfolio base of commercial assets.

Sales and Recourse Proceeds

Sales and recourse proceeds were $4.2 million during the three months ended September 30, 2013 compared to $7.6 million during the three months ended September 30, 2012. During the nine months ended September 30, 2013 sales and recourse proceeds were $15.7 million compared to $23.8 million during the nine months ended September 30, 2012. We periodically sell accounts based on operational considerations, market pricing, or capacity constraints within our United Network.

Consolidated Results

The following table summarizes the results of our operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended
	September 30,
Consolidated Results ($ in thousands)	2013	2012	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$84,293	$96,727	$(12,434)	(12.9)%
Contingent debt	180	164	16	9.8%
Other revenue	50	10	40	(1)
Total revenues	84,523	96,901	(12,378)	(12.8)%
Expenses
Collection expenses on:
Purchased debt	44,266	48,482	(4,216)	(8.7)%
Contingent debt	2	10	(8)	(80.0)%
Court costs, net	9,935	9,835	100	1.0%
Other direct operating expenses	3,081	1,959	1,122	57.3%
Salaries and payroll taxes	7,142	6,507	635	9.8%
General and administrative	3,330	2,791	539	19.3%
Depreciation and amortization	2,103	1,954	149	7.6%
Total operating expenses	69,859	71,538	(1,679)	(2.3)%
Operating income	14,664	25,363	(10,699)	(42.2)%
Other expenses
Interest expense	11,392	12,078	(686)	(5.7)%
Other expense	1,316	87	1,229	(1)
Total other expenses	12,708	12,165	543	4.5%
Income before income taxes	1,956	13,198	(11,242)	(85.2)%
Income tax expense	(590)	(1,352)	762	56.4%
Net income	$1,366	$11,846	$(10,480)	(88.5)%
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $84.3 million during the three months ended September 30, 2013 compared to $96.7 million during the three months ended September 30, 2012, a decrease of $12.4 million or 12.9%. This decrease was predominantly driven by a $9.4 million decrease in gross revenues on level yield assets. Increased purchase prices led to lower return expectations on 2013 purchases, which resulted in a lower overall weighted average IRR. In addition, we recorded $2.7 million reversals of non-cash valuation allowances on our level yield assets during the three months ended September 30, 2013 compared to $3.5 million during the three months ended September 30, 2012, which related primarily to overperformance on certain 2007 and 2008 level yield pools relative to previously reduced expectations. Partially offsetting this decrease was an increase in the average carrying value of level yield purchased debt assets from $223.7 million to $273.2 million.

Gross revenues on cost recovery assets decreased $1.8 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting.

In addition, purchased debt royalties decreased $0.5 million, which is in line with the decrease in non-legal collections.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $44.3 million during the three months ended September 30, 2013 compared to $48.5 million during the three months ended September 30, 2012. Collection expenses on purchased debt decreased 8.7%, which was primarily attributable to a decrease of 2.7% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $9.9 million during the three months ended September 30, 2013, which was comparable to $9.8 million during the three months ended September 30, 2012. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expenses

Other direct operating expenses were $3.1 million during the three months ended September 30, 2013, which represented an increase of $1.1 million from the three months ended September 30, 2012. This increase was attributable to ongoing investments in our United Network and operational improvements.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect". Collection expenses on purchased debt, gross court costs, and other direct operating expenses totaled $57.6 million during the three months ended September 30, 2013, and $60.7 million during the three months ended September 30, 2012. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections. In relation to total collections, costs to collect decreased from 41.8% to 40.8%, primarily due to a decrease in collection expenses on purchased debt as a percentage of collections. Costs to collect excluding court costs were $47.3 million during the three months ended September 30, 2013 and $50.4 million during the three months ended September 30, 2012, which represented a decrease to 33.5% from 34.8% of total collections.

General and Administrative Expenses

General and administrative expenses were $3.3 million during the three months ended September 30, 2013, compared to $2.8 million during the three months ended September 30, 2012. The increase of $0.5 million or 19.3% was primarily attributable to increased professional fees related to compliance initiatives.

Other Expense

Other expense recognized during the three months ended September 30, 2013 was primarily related to a prepayment in satisfaction of all future obligations of a residual interest arrangement with a former lender. Previous payments under this lending arrangement were recorded as interest expense.

Income Tax Expense

Income tax expense was $0.6 million for the three months ended June 30, 2013 compared to income tax expense of $1.4 million for the same period in 2012. Income tax expense is primarily driven by our Canadian operations as the domestic segment recognizes minimal tax expense due to its net operating losses and full valuation allowance position.

The following table summarizes the results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended
	September 30,
Consolidated Results ($ in thousands)	2013	2012	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$263,939	$258,792	$5,147	2.0%
Contingent debt	511	593	(82)	(13.8)%
Other revenue	110	117	(7)	(6.0)%
Total revenues	264,560	259,502	5,058	1.9%
Expenses
Collection expenses on:
Purchased debt	134,901	146,260	(11,359)	(7.8)%
Contingent debt	9	53	(44)	(83.0)%
Court costs, net	31,861	26,133	5,728	21.9%
Other direct operating expenses	9,166	5,783	3,383	58.5%
Salaries and payroll taxes	21,147	19,621	1,526	7.8%
General and administrative	10,778	8,474	2,304	27.2%
Depreciation and amortization	6,014	5,057	957	18.9%
Total operating expenses	213,876	211,381	2,495	1.2%
Operating income	50,684	48,121	2,563	5.3%
Other expenses
Interest expense	34,775	36,510	(1,735)	(4.8)%
Other expense (income)	3,659	(2,322)	5,981	(1)
Total other expenses	38,434	34,188	4,246	12.4%
Income before income taxes	12,250	13,933	(1,683)	(12.1)%
Income tax expense	(3,180)	(4,054)	874	21.6%
Net income	$9,070	$9,879	$(809)	(8.2)%
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $263.9 million during the nine months ended September 30, 2013 compared to $258.8 million during the nine months ended September 30, 2012, an increase of $5.1 million or 2.0%. This increase was driven by a $16.7 million increase in net revenues on level yield assets, due primarily due to recording $9.3 million in reversals of non-cash valuation allowances on our level yield assets during the nine months ended September 30, 2013 compared to $0.9 million during the nine months ended September 30, 2012. The non-cash valuation allowance reversals related primarily to overperformance on certain 2007 and 2008 level yield pools relative to previously reduced expectations. The remaining increase is due to an increase in the average carrying value of level yield purchased debt assets from $221.9 million to $255.3 million.

Gross revenues on cost recovery assets decreased $8.4 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting. In addition, we recorded non-cash valuation allowance charges of $2.9 million on our medical cost recovery assets during the nine months ended September 30, 2013.

In addition, purchased debt royalties decreased $2.0 million, which is in line with the decrease in non-legal collections.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $134.9 million during the nine months ended September 30, 2013 compared to $146.3 million during the nine months ended September 30, 2012. Collection expenses on purchased debt decreased 7.8%, which was primarily attributable to a decrease of 4.6% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $31.9 million during the nine months ended September 30, 2013 compared to $26.1 million during the nine months ended September 30, 2012. The increase of 21.9% was largely the result of increased purchasing volumes of higher quality paper in 2011 and early 2012, a portion of which are now being liquidated in the legal channel. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expenses

Other direct operating expenses were $9.2 million during the nine months ended September 30, 2013, which represented an increase of $3.4 million from the nine months ended September 30, 2012. This increase was attributable to ongoing investments in our United Network and operational improvements.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect". Collection expenses on purchased debt, gross court costs, and other direct operating expenses totaled $177.0 million during the nine months ended September 30, 2013, and $179.4 million during the nine months ended September 30, 2012. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections. In relation to total collections, costs to collect increased from 40.4% to 41.8%, primarily due to increased court costs. Costs to collect excluding court costs were $144.1 million during the nine months ended September 30, 2013 and $152.0 million during the nine months ended September 30, 2012, which represented a decrease to 34.0% from 34.3% of total collections.

General and Administrative Expenses

General and administrative expenses were $10.8 million during the nine months ended September 30, 2013, compared to $8.5 million during the nine months ended September 30, 2012. The increase of $2.3 million or 27.2% was primarily attributable to increased travel related expenses including operating lease payments on the Company's corporate plane, as well as professional fees related to compliance initiatives, management recruiting, and event expenses. During part of the nine months ended September 30, 2012, the Company owned and operated a different plane financed by a note payable, the accounting for which primarily affected the interest expense line item. The plane was sold during the second quarter of 2012.

Depreciation and Amortization

Depreciation and amortization was $6.0 million during the nine months ended September 30, 2013, compared to $5.1 million during the nine months ended September 30, 2012. The increase related to depreciation on additional capitalization related to ongoing improvements to our proprietary collection system, eAGLE.

Other Expense (Income)

Other expense during the nine months ended September 30, 2013 consisted of $1.5 million accrued based on the Company's best estimate of the impact of the final assessment for the harmonized sales tax ("HST") in Canada. See Note 9 to the condensed consolidated financial statements for further discussion. In addition, we prepaid and satisfied all future obligations under a residual interest arrangement with a former lender. Previous payments under this lending arrangement were recorded as interest expense. Other income recognized during the nine months ended September 30, 2012 was primarily related to a gain on disposition of the Company's corporate plane, net of transaction costs.

Income Tax Expense

Income tax expense was $3.2 million for the six months ended June 30, 2013 compared to income tax expense of $4.1 million for the same period in 2012. Income tax expense is primarily driven by our Canadian operations as the domestic segment recognizes minimal tax expense due to its net operating losses and full valuation allowance position.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Adjusted EBITDA ($ in thousands)	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Voluntary, non-legal collections	$79,629	$95,461	$(15,832)	(16.6)%	$243,634	$299,956	$(56,322)	(18.8)%
Legal collections	54,986	44,621	10,365	23.2%	161,991	129,959	32,032	24.6%
Other collections(1)	6,514	4,891	1,623	33.2%	17,866	13,969	3,897	27.9%
Sales & recourse	4,164	7,563	(3,399)	(44.9)%	15,657	23,764	(8,107)	(34.1)%
Contribution of other business activities(2)	2,990	3,451	(461)	(13.4)%	9,012	11,082	(2,070)	(18.7)%
Total inflows	148,283	155,987	(7,704)	(4.9)%	448,160	478,730	(30,570)	(6.4)%

Collection expenses on:
Purchased debt	44,266	48,482	(4,216)	(8.7)%	134,901	146,260	(11,359)	(7.8)%
Contingent debt	2	10	(8)	(80.0)%	9	53	(44)	(83.0)%
Court costs, net	9,935	9,835	100	1.0%	31,861	26,133	5,728	21.9%
Other direct operating expenses	3,081	1,959	1,122	57.3%	9,166	5,783	3,383	58.5%
Salaries, general and administrative expenses	10,472	9,298	1,174	12.6%	31,925	28,095	3,830	13.6%
Other(3)	535	662	(127)	(19.2)%	3,708	2,260	1,448	64.1%
Total outflows	68,291	70,246	(1,955)	(2.8)%	211,570	208,584	2,986	1.4%
Adjustments(4)	748	793	(45)	(5.7)%	1,878	1,440	438	30.4%
Adjusted EBITDA	$80,740	$86,534	$(5,794)	(6.7)%	$238,468	$271,586	$(33,118)	(12.2)%
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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles Net Income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended				Nine Months Ended
Reconciliation of Net Income to Adjusted EBITDA ($ in thousands)	September 30,				September 30,
	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Net income	$1,366	$11,846	$(10,480)	(88.5)%	$9,070	$9,879	$(809)	(8.2)%
Interest expense	11,392	12,078	(686)	(5.7)%	34,775	36,510	(1,735)	(4.8)%
Interest income	(38)	(17)	(21)	(123.5)%	(74)	(64)	(10)	(15.6)%
Income tax expense	590	1,352	(762)	(56.4)%	3,180	4,054	(874)	(21.6)%
Depreciation and amortization	2,103	1,954	149	7.6%	6,014	5,057	957	18.9%
EBITDA	15,413	27,213	(11,800)	(43.4)%	52,965	55,436	(2,471)	(4.5)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	66,059	61,984	4,075	6.6%	188,749	218,097	(29,348)	(13.5)%
Amortization of step-up of carrying value(2)	—	30	(30)	(100.0)%	107	116	(9)	(7.8)%
Purchased debt valuation allowance (reversals) charges(3)	(2,709)	(3,464)	755	21.8%	(6,460)	(874)	(5,586)	(6)
Certain other or non-cash expenses
Stock option expense(4)	32	77	(45)	(58.4)%	99	232	(133)	(57.3)%
Net gain on sale of property and equipment	—	(72)	72	100.0%	—	(2,679)	2,679	100.0%
Other(5)	1,945	766	1,179	153.9%	3,008	1,258	1,750	139.1%
Adjusted EBITDA	$80,740	$86,534	$(5,794)	(6.7)%	$238,468	$271,586	$(33,118)	(12.2)%
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, severance expense, and certain contract termination fees.

(6)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA:

	Nine Months Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	September 30,
	2013	2012	$ Variance	% Variance
Net cash provided by (used in) operating activities	$4,513	$2,714	$1,799	66.3%
Proceeds applied to purchased debt principal(1)	188,749	218,097	(29,348)	(13.5)%
Interest expense to be paid in cash(2)	32,293	33,796	(1,503)	(4.4)%
Interest income	(74)	(64)	(10)	(15.6)%
Other non-cash (expense) income	(3,344)	108	(3,452)	(6)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	14,624	18,097	(3,473)	(19.2)%
Other operating assets and liabilities and deferred taxes(4)	(4,481)	(3,795)	(686)	(18.1)%
Income tax expense	3,180	4,054	(874)	(21.6)%
Net gain on sale of property and equipment	—	(2,679)	2,679	100.0%
Other(5)	3,008	1,258	1,750	139.1%
Adjusted EBITDA	$238,468	$271,586	$(33,118)	(12.2)%
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes franchise note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, executive recruitment, severance expense, and certain contract termination fees.

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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

Domestic Segment Performance Summary	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Purchases - face	$598,506	$827,391	$(228,885)	(27.7)%	$2,323,982	$2,677,534	$(353,552)	(13.2)%
Purchases - price	69,309	50,635	18,674	36.9%	216,533	193,249	23,284	12.0%
Purchases - price (%)	11.6%	6.1%			9.3%	7.2%
Cash proceeds on purchased debt	133,265	140,621	(7,356)	(5.2)%	402,311	432,425	(30,114)	(7.0)%
Total revenues	77,394	89,476	(12,082)	(13.5)%	242,428	237,058	5,370	2.3%
Adjusted EBITDA(1)	71,800	77,232	(5,432)	(7.0)%	212,772	243,864	(31,092)	(12.7)%
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

Purchases

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Total domestic purchases decreased $228.9 million or 27.7% in face value and increased $18.7 million or 36.9% in capital deployed. Competition in the U.S. market continued to result in rising prices for both fresh and non-fresh consumer debt in the third quarter of 2013. Decisions regarding capital deployment by purchase category (i.e., fresh consumer debt, non-fresh consumer debt, and other debt including commercial debt) are determined by employing a yield-based purchasing strategy.

Purchases of domestic fresh credit card and consumer loan debt increased $24.3 million in terms of capital deployed and $18.5 million in face purchased. In contrast, purchases of non-fresh credit card and consumer loan debt decreased $0.8 million in capital deployed, and $132.8 million in face value. Other debt purchases decreased $4.8 million in capital deployed and $114.6 million in face.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Domestic purchases decreased $353.6 million or 13.2% in face value and increased $23.3 million or 12.0% in capital deployed. Despite rising prices, all purchasing decisions are made using a yield-based approach while continuing to diversify into other product types.

During the nine months ended September 30, 2013, purchases of fresh credit card and consumer loan debt decreased $469.7 million or 26.2% in face value, and increased $3.4 million or 2.1% in terms of capital deployed. Non-fresh credit card and consumer loan purchases increased $154.1 million or 28.1% in face value and $18.1 million or 103.1% in capital deployed. Capital deployed for the purchase of credit card/consumer loan non-fresh debt represented 16.5% of total purchases during the nine months ended September 30, 2013 compared to 9.1% of total purchases during the nine months ended September 30, 2012. In addition, commercial debt purchases decreased by $30.1 million in face value and $0.4 million in purchase price.

Cash Proceeds

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Domestic cash proceeds on purchased debt decreased $7.4 million or 5.2%, primarily due to a decrease of $15.7 million or 18.5% in credit card and consumer loan voluntary, non-legal collections. This decrease was due primarily to a decrease in trailing twelve-month purchasing volumes of credit card and consumer loan - fresh products, which typically liquidate faster than non-fresh credit card/consumer loan debt.

Partially offsetting the decrease in voluntary non-legal collections, credit card and consumer loan legal collections increased $10.1 million or 23.0% in the three months ended September 30, 2013. This growth in legal collections is primarily attributable to increased purchasing volumes of higher quality accounts during 2011 and 2012, a portion of which are now being liquidated in the legal channel, as well as overall operational growth in the legal channel. Commercial collections also increased $2.1 million or 63.4% as a result of sustained investments in our commercial operations. Finally, sales and recourse decreased $3.4 million in the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Total cash proceeds of our Domestic segment in the nine months ended September 30, 2013 decreased $30.1 million or 7.0% compared with the nine months ended September 30, 2012. Credit card and consumer loan voluntary, non-legal collections decreased $56.7 million or 21.2%, due primarily to overall lower domestic face value purchase volumes of fresh credit card and consumer loan debt in the trailing twelve months ended September 30, 2013 compared with the trailing twelve months ended September 30, 2012. As fresh credit card and consumer loan debt typically liquidates faster than non-fresh consumer debt, our change in purchasing mix was a driver of the decrease in proceeds. Our Domestic segment's purchases were more heavily weighted toward non-fresh credit card and consumer loan debt during the trailing twelve months ended September 30, 2013.

Credit card and consumer loan legal collections increased $30.7 million or 24.1%, and commercial debt collections increased $5.4 million or 70.4%. The increase in legal collections was driven by significant growth in legal and prelegal collections on 2011 and early 2012 purchase vintages, a portion of which are now being liquidated in the legal channel. Commercial collections continued to increase with steady investment in our commercial operations. Sales and recourse proceeds decreased $8.0 million or 34.1%.

Total Revenues

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Total revenues attributable to our Domestic segment decreased $12.1 million or 13.5%, primarily the result of a $10.0 million decrease in gross revenues on level yield assets. Increased purchase prices led to lower return expectations on 2013 purchases, which resulted in a lower weighted average IRR for revenue recorded during the third quarter 2013 compared with the third quarter 2012. Somewhat offsetting the negative impact of lower overall weighted average IRR, the average carrying value of level yield purchased debt assets increased from $210.9 million in the three months ended September 30, 2012 to $259.4 million in the three months ended September 30, 2013. Additionally, during the three months ended September 30, 2013, we recorded reversals of non-cash valuation allowance charges of $2.7 million, while we recorded reversals of $3.5 million in the same period in 2012. All impairment reversals were primarily related to overperformance on certain 2007 and 2008 level yield pools relative to previously reduced expected proceeds.

Gross revenues on cost recovery assets decreased $1.0 million as a result of a decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Total revenues attributable to the Domestic segment increased $5.4 million or 2.3%, as gross revenues on level yield assets increased $5.4 million. This increase was primarily the result of changes in the amount of reversals of non-cash valuation allowance charges on level yield assets. During the nine months ended September 30, 2013, we recorded reversals of non-cash valuation allowance charges of $9.3 million on level yield assets, compared with $0.9 million net reversals during the nine months ended September 30, 2012. In addition, the average level yield asset balance increased from $215.1 million in the nine months ended September 30, 2012 to $241.7 million in the nine months ended September 30, 2013.

Gross revenues on cost recovery assets decreased $4.1 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting. In addition, we recorded non-cash valuation allowance charges of $2.9 million on our medical cost recovery assets during the nine months ended September 30, 2013.

Finally, royalties on purchased debt decreased $2.0 million, which was in line with the decrease in non-legal collections.

Adjusted EBITDA

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Domestic Adjusted EBITDA decreased $5.4 million or 7.0%, due primarily to a decrease in cash proceeds on purchased debt of $7.4 million. Additionally, other direct operating expenses, salaries and payroll taxes, and general and administrative expenses increased by a total of $2.3 million. These changes were partially offset by a decrease of $4.7 million in collection expense on purchased debt due to lower total collections.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Adjusted EBITDA attributable to our Domestic segment decreased $31.1 million or 12.7%. The decrease was driven by a decrease in cash proceeds on purchased debt of $30.1 million. Additionally, court costs, net increased $5.6 million, and other direct operating expenses, salaries and payroll taxes, and general and administrative expenses increased by a total of $7.1 million. Partially offsetting these reductions to Adjusted EBITDA, collection expenses on purchased debt decreased $13.0 million as a result of lower collections.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

Canada Segment Performance Summary	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
Purchases - face	$66,589	$67,154	$(565)	(0.8)%	$185,500	$444,612	$(259,112)	(58.3)%
Purchases - price	4,435	5,376	(941)	(17.5)%	14,462	22,297	(7,835)	(35.1)%
Purchases - price (%)	6.7%	8.0%			7.8%	5.0%
Cash proceeds on purchased debt	12,028	11,915	113	0.9%	36,837	35,223	1,614	4.6%
Total revenues	7,129	7,425	(296)	(4.0)%	22,132	22,444	(312)	(1.4)%
Adjusted EBITDA(1)	8,940	9,302	(362)	(3.9)%	25,696	27,722	(2,026)	(7.3)%
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

Purchases

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Purchases by our Canada segment were consistent in terms of face value purchased, but decreased $0.9 million in capital deployed primarily due to changes in the mix of products purchased. In the third quarter of 2013, Canada purchased non-fresh credit card and consumer loan debt of $39.7 million in face value and $1.6 million in capital deployed. This represented an increase of $19.5 million in face value and $1.2 million in capital deployed. Canada's third quarter fresh credit card and consumer loan purchases totaled $26.9 million in face value and $2.8 million in capital deployed, compared with $47.0 million in face value and $4.9 million capital deployed in the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Canada's purchases decreased $259.1 million in face value and $7.8 million in total capital deployed. Canada's purchases during the nine months ended September 30, 2013 were primarily comprised of debt purchased through ongoing forward flow relationships, while purchases during the first nine months of 2012 included both forward flow purchases and several large, one-time purchases. Market competition continued to result in upward pressure on pricing throughout the first nine months of 2013, especially for fresh credit card and consumer loan debt. Fresh credit card and consumer loan purchases decreased $89.2 million in face value and $4.3 million in capital deployed. Non-fresh purchases decreased $169.9 million in face value and $3.6 million in capital deployed.

Cash Proceeds

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Canada's total cash proceeds during the third quarter of 2013 were consistent with those received during the third quarter of 2012. Voluntary, non-legal collections decreased $0.2 million, while legal collections increased $0.3 million.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Total cash proceeds from Canada increased $1.6 million or 4.6%, as a result of growth in both the non-legal and legal channels. Voluntary, non-legal collections increased $0.4 million, while legal collections increased $1.3 million.

Total Revenues

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Total revenues from our Canada segment were $7.1 million during the three months ended September 30, 2013, which represented a decrease of $0.3 million or 4.0% from the three months ended September 30, 2012. Gross revenues on level yield assets increased $0.5 million as a result of a larger level yield asset base, as Canadian assets purchased on or after January 1, 2012 have been accounted for under the level yield method. Offsetting the increase in level yield revenues was a decrease of $0.8 million in revenues on cost recovery assets, which was consistent with lower collections on a declining base of assets accounted for under the cost recovery method.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Total revenues from Canada of $22.1 million during the nine months ended September 30, 2013 represented a decrease of $0.3 million from the corresponding period in 2012. Gross revenues on level yield assets increased $4.0 million, as a result of the aforementioned larger level yield asset base. Average carrying value of level yield assets increased from $6.8 million in the nine months ended September 30, 2012 to $13.7 million in the nine months ended September 30, 2013. The increase in revenues on level yield assets was offset by a decrease of $4.3 million in revenues on cost recovery assets. Revenues on cost recovery assets decreased as a result of lower collections on a declining base of cost recovery assets.

Adjusted EBITDA

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Adjusted EBITDA decreased $0.4 million or 3.9%. Cash proceeds on purchased debt increased $0.1 million or 0.9%, offset by an increase of $0.5 million in collection expense on purchased debt.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Adjusted EBITDA decreased $2.0 million or 7.3%. This decrease was primarily due to a $1.5 million harmonized sales tax payment that was made to the Canada Revenue Agency. In addition, cash proceeds on purchased debt increased $1.6 million or 4.6%, while costs to collect increased $1.9 million, resulting in a net decrease of $0.3 million in Adjusted EBITDA.

Supplemental Performance Data

Our Owned Portfolios

As of September 30, 2013, our active owned charged-off receivables in the U.S. and Canada totaled $10.5 billion in face value and consisted of approximately 3.0 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of September 30, 2013.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,491	$4,209	$6,276	59.9%	$1,973	81.2%
Credit Card/Consumer Loan - Non-Fresh	731	3,341	2,442	23.3%	332	13.7%
Other(2)	819	2,144	1,756	16.8%	125	5.1%
Total/Average	3,041	$3,444	$10,474	100.0%	$2,430	100.0%
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

The gross ROIs for 2007 and 2008 shown below are lower in comparison to most of our historical multiples. These lower ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment that was predominantly related to purchase years 2006 through 2008. The gross ROIs for 2013 purchases are also lower in comparison to most of our historical returns, primarily due to rising prices that have resulted from increased market competition.
U.S. Purchased Debt Portfolio as of September 30, 2013 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$2,016	—%	$2,088,249	$6,616	$2,094,865	2.34x
2007	236,005	(59,772)	7,130	3%	342,274	11,815	354,089	1.50x
2008	226,030	(70,081)	10,756	5%	326,905	20,556	347,461	1.54x
2009	105,157	(1,488)	3,830	4%	201,016	22,943	223,959	2.13x
2010	164,117	(1,775)	4,377	3%	358,045	79,922	437,967	2.67x
2011	244,959	(2,917)	23,679	10%	457,249	167,447	624,696	2.55x
2012	246,011	(3,120)	73,792	30%	310,004	245,912	555,916	2.26x
2013	216,534	(468)	161,161	74%	83,001	306,009	389,010	1.80x
Total	$2,335,153	$(143,856)	$286,741		$4,166,743	$861,220	$5,027,963	2.15x

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

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of September 30, 2013 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,293	$113	$9,406	1.60x
2007	7,889	—	—	—%	14,347	413	14,760	1.87x
2008	6,282	—	—	—%	8,757	501	9,258	1.47x
2009	3,350	—	—	—%	8,418	1,304	9,722	2.90x
2010	7,706	—	—	—%	25,569	4,317	29,886	3.88x
2011	22,745	—	836	4%	48,479	11,269	59,748	2.63x
2012	26,746	—	6,382	24%	34,966	18,620	53,586	2.00x
2013	14,461	—	7,437	51%	9,209	23,338	32,547	2.25x
Total	$95,064	$—	$14,655		$159,038	$59,875	$218,913	2.30x
(1)    Converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Converted to U.S. dollars using the exchange rate as of September 30, 2013.

Consolidated Purchased Debt Portfolio as of September 30, 2013 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$2,016	—%	$2,097,542	$6,729	$2,104,271	2.33x
2007	243,894	(59,772)	7,130	3%	356,621	12,228	368,849	1.51x
2008	232,312	(70,081)	10,756	5%	335,662	21,057	356,719	1.54x
2009	108,507	(1,488)	3,830	4%	209,434	24,247	233,681	2.15x
2010	171,823	(1,775)	4,377	3%	383,614	84,239	467,853	2.72x
2011	267,704	(2,917)	24,515	9%	505,728	178,716	684,444	2.56x
2012	272,757	(3,120)	80,174	29%	344,970	264,532	609,502	2.23x
2013	230,995	(468)	168,598	73%	92,210	329,347	421,557	1.82x
Total	$2,430,217	$(143,856)	$301,396		$4,325,781	$921,095	$5,246,876	2.16x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of September 30, 2013.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of September 30, 2013 will generate a total of approximately $861.2 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2013	2014	2015	2016	2017	2018	2019	2020 and thereafter	Total
2006 and prior(1)	$2,171	$3,983	$462	$—	$—	$—	$—	$—	$6,616
2007	2,129	6,248	3,009	429	—	—	—	—	11,815
2008	3,126	10,699	6,245	486	—	—	—	—	20,556
2009	2,536	8,280	5,833	3,943	2,007	344	—	—	22,943
2010	9,675	26,647	17,513	12,705	8,472	4,221	689	—	79,922
2011	22,196	61,184	31,231	21,321	15,701	10,319	4,861	634	167,447
2012	31,138	95,127	48,912	26,476	17,748	13,228	8,714	4,569	245,912
2013	36,220	105,378	72,532	37,706	19,861	14,774	10,046	9,492	306,009
Total	$109,191	$317,546	$185,737	$103,066	$63,789	$42,886	$24,310	$14,695	$861,220
Cumulative Percent	12.7%	49.6%	71.1%	83.1%	90.5%	95.5%	98.3%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$5,651	$963	$2	$—	$—	$—	$—	$—	$6,616
2007	7,120	3,818	875	2	—	—	—	—	11,815
2008	11,475	7,693	1,387	1	—	—	—	—	20,556
2009	9,076	6,284	4,428	2,491	663	1	—	—	22,943
2010	30,921	19,038	13,817	9,517	5,284	1,341	4	—	79,922
2011	72,027	36,308	22,832	17,042	11,675	6,226	1,334	3	167,447
2012	107,877	58,205	30,166	19,169	14,320	9,863	5,224	1,088	245,912
2013	117,723	82,482	44,589	22,711	15,841	10,986	7,376	4,301	306,009
Total	$361,870	$214,791	$118,096	$70,933	$47,783	$28,417	$13,938	$5,392	$861,220
Cumulative Percent	42.0%	67.0%	80.7%	88.9%	94.5%	97.8%	99.4%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$5	$—	$—	$4,284
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	26	21	12	24,522
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	151	140	52	111,723
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	605	356	241	153,304
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	1,555	960	504	219,038
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	5,091	3,194	1,738	379,839
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	7,226	4,765	2,732	334,496
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	11,538	7,723	4,255	424,038
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	14,213	9,079	4,738	437,005
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	21,178	14,424	7,831	342,274
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	38,416	24,983	11,993	326,905
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	41,300	27,948	10,996	201,016
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	130,132	94,374	43,110	358,045
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	163,304	196,236	97,709	457,249
2012	—	—	—	—	—	—	—	—	—	—	—	—	—	—	176,605	133,399	310,004
2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	83,001	83,001
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$402,311	$4,166,743

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
Q3 2013

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

Under our current borrowing structure, our lines of credit are managed separately within our domestic and Canadian operations. Our domestic operation sweeps all cash proceeds obtained to pay down our domestic line of credit daily. As a result, we maintain minimal domestic cash balances on hand, excluding our restricted cash. Domestically and in Canada, we borrow from our line of credit only as needed to reduce overall interest costs on our outstanding borrowings. Our line of credit, in total for both domestic and Canadian operations, is subject to a borrowing base and is described further in our condensed consolidated financial statements. To the extent our Canadian cash flow exceeds the cash flow needs of our Canadian operation including purchasing new assets, the excess Canadian cash flow, after paying down the Canadian line of credit to zero, is held in our Canadian bank accounts or used to pay down our domestic line of credit.

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover six months or less and can generally be canceled by the Company at its discretion with 60 days’ notice. At September 30, 2013, the Company had non-cancelable obligations outstanding to purchase $92.0 million in face value of debt at an aggregate price of $14.2 million under forward flow purchase agreements. In addition to contracts with stated purchase amount obligations, at September 30, 2013, the Company was under contract for a number of other purchase agreements, including forward flow contracts, which do not state a minimum amount to be sold.

Based on our current level of operations, we have sufficient liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of September 30, 2013, our total availability under our line of credit was $39.3 million based on our borrowing base calculation, and our non-restricted cash balances were $5.6 million, resulting in liquidity as of September 30, 2013 of $44.9 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at September 30, 2013 and December 31, 2012 was $467.4 million and $423.5 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
$ in thousands	2013	2012
Net cash provided by operating activities	$4,513	$2,714
Net cash (used in) provided by investing activities	(46,316)	1,395
Net cash provided by (used in) financing activities	40,407	(3,242)
(Decrease) increase in cash and cash equivalents (1)	$(1,396)	$867
 (1)    Before the impact of foreign currency translation on cash of $(542) and $(48), respectively.

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

Our operating activities provided net cash of $4.5 million and $2.7 million during the nine months ended September 30, 2013 and 2012, respectively, resulting in a net increase in cash provided by operating activities of $1.8 million. Due to the decrease in collections, there was a $2.4 million decrease in costs to collect including court costs. The remaining change in net cash provided by operating activities was due to normal changes in operating expenses, assets, and liabilities, including the timing of certain payables.

Investing Activities

Our investing activities used net cash of $46.3 million and provided $1.4 million during the nine months ended September 30, 2013 and 2012, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash used of $47.7 million was due primarily to a $29.3 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value and a $15.4 million increase in investments in purchased debt. In addition proceeds from the sale of property and equipment provided $2.7 million during the nine months ended September 30, 2012.

Financing Activities

Financing activities provided net cash of $40.4 million and used $3.2 million during the nine months ended September 30, 2013 and 2012, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash provided by financing activities of $43.6 million was due to and an increase of $29.8 million in draws on our revolving credit facility used to fund purchases and overhead costs. In addition, lower collections led to a $12.5 million decrease in payments on our revolving credit facility.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

On April 30, 2013, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporation's subsidiaries entered into Amendment No. 3 to its Loan Agreement ("Amendment #3"). Amendment #3 extended the maturity of the Company's revolving credit facility by two years to April 6, 2016, reduced the applicable margin rates on U.S. and Canadian advances by 1.00% and reduced the floors on U.S. and Canadian advances by 0.50%. In addition, the unused line fees were reduced by 0.25% when the revolver is less than 65% of capacity. The maximum commitment and covenants were not amended. The terms of the amended revolving credit facility are disclosed in Note 5 of the condensed consolidated financial statements.

On October 25, 2013, SquareTwo Financial Corporation, together with certain of its domestic and Canadian subsidiaries, entered into Amendment No. 4 to its Loan Agreement ("Amendment #4"). Pursuant to the terms of Amendment #4, the following adjustment was made to the Loan Agreement: SquareTwo increased the maximum amount of its revolving credit facility to $265 million, of which $215 million was available as of October 25, 2013, subject to the terms of the Loan Agreement.

At the time of this filing, pursuant to the rights granted under the Loan Agreement, SquareTwo has obtained additional commitments to increase the amount currently available under the revolving credit facility to $235 million, subject to the terms of the Loan Agreement.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA
We believe the metric of debt outstanding as a multiple of trailing twelve month ("TTM") Adjusted EBITDA is representative of the Company's business model operating leverage. Our trailing twelve month Adjusted EBTIDA decreased 6.8% from the twelve months ended September 30, 2012 to the twelve months ended September 30, 2013, while our total debt increased 7.3% from September 30, 2012 to September 30, 2013. The Company's capital deployed to purchase domestic debt increased 36.9% from the three months ended September 30, 2012 to the three months ended September 30, 2013, while domestic cash proceeds on purchased debt decreased 5.2%, leading to an overall increase in debt outstanding.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined and described in detail in the revolving credit facility agreement, has been at its maximum required amount of $200 million during the rolling four quarters ending September 30, 2013. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of September 30, 2013, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.2 million and software agreements of $0.5 million as of September 30, 2013.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to P. Scott Lowery, a member of our Board of Directors. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of September 30, 2013, these notes had outstanding balances of $0.6 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SQUARETWO FINANCIAL CORPORATION

November 14, 2013	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)