Form 10-K
period 2013-12-31
SquareTwo Financial Corp
filed 2014-03-04
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of March 4, 2014, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.
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
• our concentration of suppliers, customers and branch offices;
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

PART I

Item  1. Business.

Our Company

SquareTwo Financial Corporation is a Delaware corporation that was organized in February 1994 and is headquartered in Denver, Colorado. On August 5, 2005, CA Holding Inc. acquired 100% of the outstanding stock of SquareTwo Financial Corporation and its subsidiaries (the “Acquisition”). We are a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Unless otherwise indicated, the terms (i) “SquareTwo,” “we,” “our,” “us” and the “Company” refer to SquareTwo Financial Corporation and all of its restricted subsidiaries on a consolidated basis, (ii) “SquareTwo Financial Corporation” refers to SquareTwo Financial Corporation and not to its parent company or any of its subsidiaries, and (iii) “Parent” refers to CA Holding, Inc. and not to any of its subsidiaries.

Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the U.S. and Canada. Charged-off accounts receivable, which we refer to as "charged-off receivables" or "accounts," are defaulted accounts receivable that credit issuers have charged-off as bad debt, but that remain subject to collection. We refer to a group of accounts as a "portfolio," and, once purchased, we refer to our owned charged-off receivables as our "purchases" or "purchased debt." We believe that we are one of the largest purchasers of "fresh" charged-off credit card and consumer loan receivables in the U.S. Fresh charged-off credit card and consumer loan receivables are generally 180-210 days past due at the time of sale and typically have not been subject to previous collection attempts by a third-party collection agency. The act of charging off an account is an action required by banking regulations and is an accounting action that does not release the obligor on the account from his/her responsibility to pay amounts due on the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Once we acquire the charged-off accounts receivable we place the accounts with our branch offices for liquidation in conformance with our commitment to customer respect and service which we have labeled the “Fair Square Promise”. Our business model leverages our analytical expertise, technology platform, operational experience and our network of branch offices to purchase and then manage the recovery of charged-off receivables. Our branch offices generally consist of collection law firms who have agreed to work exclusively for us and to liquidate the accounts that we place with them on our system, following our policies and procedures and demonstrating a core commitment to delivering the Fair Square Promise. Our focus throughout the recovery process is on the customer, and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their validly incurred contractual obligations actually satisfy their obligations. In 2013 alone we helped over 300,000 customers make progress on their financial obligations and, we believe, improve their financial health through assisting them in resolving their validly incurred contractual obligations. In accordance with the Fair Square Promise, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe in turn allows us to liquidate more effectively. From 1999, our first full year of purchasing debt, to December 31, 2013, we have invested approximately $2.5 billion in the acquisition of charged-off receivables, representing over $36.7 billion in face value of accounts. From 1999 to December 31, 2013, we have grown our business from $8.7 million to $563.7 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 32%.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested dollars since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of December 31, 2013 of $9.2 billion (active face value) will generate approximately $785.5 million in gross cash proceeds over the next nine years. We refer to this as estimated remaining proceeds ("ERP"). We expect to receive approximately 80.7% of these proceeds within the next 36 months starting January 1, 2014. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $55.4 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $840.9 million as of December 31, 2013. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

In the U.S. we primarily utilize our branch offices, which provide nationwide coverage. These offices use eAGLE, an integrated account management system that we have developed and maintain, to liquidate accounts. Each of our branch offices has an executed detailed agreement that provides the legal structure for the relationship with SquareTwo, including their right to use eAGLE. Also, to a much lesser extent, we currently utilize specialized third party non-legal and legal collection firms in the U.S. and employ a small number of collectors focused exclusively on commercial collections.

In Canada, we utilize internal collectors and third-party non-legal and legal collection firms which exclusively service our Canadian customers.

Our Branch Offices

Collection efforts on our U.S. purchased debt are primarily handled by our branch offices. Under the terms of our contractual arrangements, our offices license our proprietary technology and perform recovery work on our behalf in accordance with our required policies. We are under no obligation to provide accounts to any branch office. We pay our offices a fee, which varies based upon their performance against our return assumptions and is subject to adjustment based upon the performance against our operational standards. These include providing a positive customer experience within the context of the collections industry and conformance with legal and regulatory requirements. We allocate accounts to our offices based on capacity, geographic coverage, their performance against our return expectations, and adherence to the aforementioned operational requirements.

We believe that our competitive account placement model and our variable fee structure are critical to our performance as they motivate each office to optimize its efforts on its allocated accounts, while at the same time providing for tight focus on both compliance with applicable laws and regulations and a positive customer experience. In 2013, approximately 76% of our domestic collections on our owned accounts were derived from our branch offices. As of December 31, 2013, the average length of our relationships with our branch owners was over nine years. We believe that our law firm model promotes the highest ethical standards in the industry as our branch offices maintain both SquareTwo’s commitment to the Fair Square Promise which embodies our stringent compliance standards as well as the obligations imposed by membership in the bar associations of the respective states in which their attorneys are licensed to practice law. In addition to these compliance and collections benefits, we believe that law firms generally provide a more professional environment than traditional call centers, helping our offices to more effectively attract and retain quality collectors. Additionally, SquareTwo provides branch offices with training and comprehensive business and operational support to ensure that their relationship with our customers reflects our desire to help customers resolve their financial obligations in a respectful manner.

Our contractual agreements with the branch offices typically span three to seven years and have staggered maturities between 2014 and 2018. The relationship documentation provides the branch office with a license to use our proprietary collection software and obligates them to pay us a royalty fee for each dollar collected.

Subsidiary Entities

We operate our domestic charged-off receivables management business through a series of subsidiary entities, including CACH, LLC, CACV of Colorado, LLC, CACH of NJ, LLC, CACV of New Jersey, LLC, Orsa, LLC, Candeo, LLC and Autus, LLC. These entities purchase charged off consumer receivables and place them with our branch offices, third party non-legal and legal collection firms and internal commercial collectors for liquidation. In addition, we have two smaller domestic subsidiary entities, SquareTwo Commercial Funding Corporation ("Commercial Funding") and Healthcare Funding Solutions, LLC ("HFS"), as described below. Commercial Funding is located in Overland Park, Kansas, and employs collectors focused exclusively on collections of charged-off commercial finance accounts purchased through our other subsidiaries. HFS holds outstanding self-pay healthcare receivables which are recovered through branch offices that specialize in the collection of healthcare receivables. HFS has not purchased new portfolios since the first quarter of 2013, and is not currently pursuing any new portfolio acquisition opportunities.

We operate our Canadian business through a Canadian subsidiary, SquareTwo Financial Canada Corporation ("SquareTwo Canada"). Acting through its subsidiaries, SquareTwo Canada exclusively purchases Canadian consumer credit charged-off receivables and also performs immaterial collection work on a contingency basis on behalf of certain Canadian based credit issuers. SquareTwo Canada utilizes internal collectors and third-party non-legal and legal collection firms to pursue recovery on the accounts it owns and manages. Our Canadian business accounted for 11.3% of our total Adjusted EBITDA and 8.5% of our total revenues for the year ended December 31, 2013, and represented 4.9% of our total assets as of December 31, 2013.

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

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them at the appropriate pricing. We have a dedicated Business Development team that generates portfolio acquisition opportunities in the markets in which we operate. Historically, we have purchased charged-off receivables from seven of the ten largest U.S. credit card issuers identified in the Nilson Reports, which is a leading source of news and proprietary research on the payment system industry. We also purchase from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our Decision Science department, which is responsible for preparing forecasted cash flows for each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our investment committee, which includes members of our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We target purchases that meet return thresholds determined by our investment committee. In times of increased pricing in the market, we may accept a lower return, while still maintaining our yield-based purchasing strategy. In addition to the credit card and consumer loan business, we are actively engaged in the development of business opportunities in purchasing other forms of charged-off domestic and Canadian financial obligations.

The majority of our purchasing opportunities are sourced through limited auctions where the original credit issuer is generally interested in dealing with a small group of parties that have proven long-term operational and financial history. We also evaluate one-off negotiated deals and broader auction sales depending on the type of charged-off receivable and process desired by the seller. Our business development team spends substantial time seeking to develop new business leads among financial institutions which have not historically sold its charged-off consumer and commercial accounts.

The following table summarizes our investment activity in purchased debt for the years ended December 31, 2013, 2012, and 2011 by type of charged-off receivable:

	December 31,
Purchased Debt, Cost ($ in thousands)	2013	2012	2011	Totals	% of Total
Credit Card/Consumer Loan - Fresh	$197,420	$222,055	$231,427	$650,902	81.5%
Credit Card/Consumer Loan - Non-Fresh	40,912	29,233	21,508	91,653	11.5%
Other(1)	19,778	21,469	14,769	56,016	7.0%
Purchased Debt - Total	$258,110	$272,757	$267,704	$798,571	100.0%
(1)    Other includes commercial, medical, and student loan purchased debt assets.

In any period, we acquire charged-off receivables that can vary dramatically in age, type, quality, and ultimately collectability. Because of this variation, we may pay significantly different prices for our charged-off receivables within any period and from period to period. In addition, market forces can drive prices up or down. Regardless of the price paid for charged-off receivables, we target a required rate of return for each of our purchases based on the unique qualities of each portfolio. Our purchasing strategy in a given period is based predominantly on expected returns at pricing which we believe will be successful in the market compared to the risks we perceive on potential impacts to collectability.

The following chart outlines our quarterly investment pace in the years ended December 31, 2013, 2012, and 2011:

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

Voluntary, Non-Legal Collections. Once we acquire a portfolio, we generally place the U.S. acquired consumer accounts with our branch offices to pursue collections on a voluntary or non-legal basis, which means collection activities other than initiating lawsuits or other legal action. In the year ended December 31, 2013, approximately $281.6 million, or 54.6%, of our total domestic cash proceeds on owned accounts was generated through telephone and letter campaigns initiated through the voluntary, non-legal collection channel. Placements among our branch offices are determined by our Velocity and Inventory Management team to provide our best performing offices with the largest placements of charged-off receivables, taking into consideration a variety of factors including their capacity to effectively collect on additional accounts. The fees we pay our offices for their collection efforts vary based on the type and age of the accounts they work as well as their performance relative to targets we establish and their peers. All fees are subject to adjustment based upon the performance against other of our requirements, including the meeting of our expectations that the offices provide a positive customer experience within the context of the collections industry and conformance with legal and regulatory requirements. If an account remains uncollected after its initial placement, we will evaluate moving that account to a legal collection effort. Our strong preference is to assist customers in resolving their financial commitments without filing a lawsuit, however in some cases, court processes must commence in order to collect monies owed under the contracts we have purchased. Our Operations team and our Law and Regulatory Affairs team work closely with our offices to ensure that the correct customers receive appropriate oral and written communications and our work standards and policies are followed, to optimize recovery efforts and to help respond to changes in the collections environment or regulatory landscape.

Legal Collections. While our preference is not to file suit, in the instance that a customer's financial position indicates they have the ability but not the willingness to pay, legal action is pursued. In addition to determining legal eligibility based on applicable statutes or jurisdictional requirements, we systematically exclude a number of otherwise legally eligible accounts such as customers that have made or committed themselves to at least a partial payment. In the year ended December 31, 2013, approximately $212.8 million or 41.3%, of our total domestic cash proceeds on owned accounts was generated through legal collection efforts, which includes collections in the legal channel received prior to the initiation of legal action. Once an account is designated for suit, we generally place it with a branch office which has the capability of bringing suit in the location of the customer. Similar to non-legal collections, we pay our offices for their collection efforts based on their performance subject to compliance with our numerous operating and regulatory standards. In addition to these collection fees, we typically pay court costs and related fees on accounts placed for legal collection. If such fees are ultimately recovered, they are referred to as court cost recoveries and are included in legal collections. Our legal collection efforts over time have led to the development of a significant number of awarded judgments on our owned accounts, which we believe will help generate future cash flows.

Ongoing Changes to Branch Office and Channel Strategy. During the second half of 2013, we announced a process of optimizing our operations in the U.S. In addition to transitioning our state based network of branch offices to a regional structure composed of fewer but larger branch offices - an effort that was initiated during the fourth quarter of 2013, we are currently in the process of streamlining our channel and account placement strategy. Rather than separating our placements into the traditional legal versus non-legal channels, we are nearing the completion of a new channel agnostic model where each of our newly regionalized branch offices will pursue either legal or non-legal collections in two stages based on time and other factors. While no accounts have been moved into the new stage-based structure at December 31, 2013, we have undertaken critical steps prior to and since that date in an effort to align new placements with the new strategy by the end of the first quarter of 2014.

Sales and Recourse Proceeds. Periodically, based on operational considerations, market pricing, or capacity constraints within our branch offices, we may sell certain purchased debt accounts at various stages of their collection cycle. In the year ended December 31, 2013, we generated cash proceeds through sales of accounts of approximately $17.9 million or 3.5% of our total domestic cash proceeds on owned accounts. We do not view the sale of accounts as being an ongoing core strategy.

In addition, under the terms of our purchase contracts, we typically have recourse, or the right to return, certain accounts to the seller within a designated time period from the purchase date if the account does not meet certain agreed upon requirements, including the accounts of customers who were deceased or bankrupt at the time of purchase.

Industry Overview

The accounts receivable management industry can best be explained by separately describing its (i) composition, practice, and size, (ii) market, (iii) regulation, and (iv) recent industry trends.

Composition, Practice, and Size

Receivables in the accounts receivable industry are classified as non-mortgage consumer obligations which consist of non-real estate related short- and intermediate-term credit extended to individuals. The non-mortgage consumer debt is segmented as revolving (credit card) and non-revolving debt (automobile loans, manufactured housing loans, education, boats, trailers, vacations, etc).

The U.S. accounts receivable management industry is comprised of a wide range of entities from very small local operating entities to large public corporations with national and international operations. We believe there are several thousand entities in the United States with approximate annual receipts in excess of $12 billion.

The industry is comprised of the following types of operating entities: (i) contingency collection agencies, (ii) debt purchasers and (iii) collection law firms. Contingency collection agencies work predominantly for issuers of credit on a fee per dollar collected basis and represent the largest segment (in terms of number of firms and annual collections) in the industry. Credit issuers use contingency collection agencies primarily to supplement their own internal recovery efforts. A contingency collection agency will typically receive placements of accounts for a pre-specified period of time, typically four to six months, during which they will have the opportunity to collect the accounts before they are recalled by the credit issuer and moved to a different agency or method of collection.

Historically, debt purchasers have ranged from large purchasers of debt that have their own collection platform, diversified portfolios, and international operations to contingency collection agencies that acquire additional purchased debt volume as a secondary business. Smaller purchasers of debt may acquire accounts specific to a particular asset class or geography or may represent a discrete group of investors that outsources all collections work.

Debt purchasers often focus on different stages of delinquent or charged-off accounts. Credit card and consumer loan asset classes typically vary from fresh charge-offs to "quad" charge-offs (accounts that have been placed with three prior agencies at the time of sale). There are also active debt purchasing markets for other consumer receivables including charge-offs in the telecom, utility and healthcare markets which tend to consist of smaller average account balances than credit card charge-offs.

Collection law firms generally work for a combination of credit issuers and debt purchasers to pursue legal recoveries on accounts. These firms typically receive reimbursement for non-personnel costs associated with pursuing legal recoveries and are compensated on a fee per dollar collected basis. The placement of an account with a collection law firm typically lasts much longer than the placement of an account with a contingency agency as the legal recovery process can take several years.

While several national and regional networks of collection law firms have been developed, we believe our network of branch offices, which handles both non-legal and legal collections on our proprietary technology platform, eAGLE, is unique within the industry. This integrated account management system provides our offices with a holistic suite of tools they may leverage to maximize liquidations while providing each customer with a best-in-class customer experience. In addition, unlike the typical collection law firm or collection agency, our agreements contain provisions which substantially restrict the ability of the offices to collect debt for other providers.

Market

At a high-level, the supply of debt available for purchase in our markets is determined based on business and consumer reliance on credit, charge-off rates, and the originating financial institutions' willingness to sell charged-off receivables. Historically, business and consumer reliance on credit and the corresponding charge-off rates associated with that credit have moved in tandem with the broader economy, albeit sometimes on a lagged basis. However, the originating financial institutions' willingness to sell can be impacted by multiple factors that do not always trend with the macro-economic environment. These factors have included (i) the benefits versus perceived risks to produce returns on their charged-off portfolio through internal collection efforts rather than selling, (ii) the demand of the accounts receivable management industry to buy and corresponding market pricing, and (iii) the originating financial institutions willingness to meet all regulatory requirements associated with selling charged-off receivables. These factors and others can cause the supply of charged-off debt available to purchase to move in cycles that can be unpredictable.

The price of charged-off debt for sale is primarily dictated by the supply and quality of charged-off debt for sale. Similar to a commodity, supply and pricing for charged-off debt have an inverse relationship and can ebb and flow as the willingness of originating financial institutions to sell changes.

In addition to consumer credit quality impacts, collectability of charged-off accounts receivable is generally dictated by the ability to find the customer and the customer's willingness to pay. We believe that economic indicators such as unemployment rates, consumer confidence and home equity values are generally indicative of trends in the recoverability of charged-off receivables. These economic indicators have experienced positive trends over the last several years which we believe will be a long term positive for the accounts receivable management industry.

Source: Moody's Analytics                Source: Federal Reserve. *Data through Q3 2013

Regulation

The industry is regulated by multiple regulatory bodies and rules. As a purchaser of charged-off receivables that relies on the efforts of our branch offices, we are impacted by federal, state and local laws that establish specific guidelines and procedures that debt collection account representatives must follow when collecting consumer accounts. Failure to comply with these laws could lead to fines or loss of licensure of our offices that could have a material and adverse effect on us. Court rulings in various jurisdictions also impact our offices' ability to collect our charged-off receivables.

Significant regulatory bodies, federal laws and regulations applicable to us or our branch offices include the following:

Dodd-Frank Wall Street Reform and Consumer Protection Act. With the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in 2010, the Consumer Financial Protection Bureau (“CFPB”) was established and initiated regulatory authority over certain entities in the industry starting in January 2013. The CFPB has jurisdiction over the debt purchasing, debt collection and credit issuance industries and will be allowed to pursue enforcement actions and issue regulations interpreting the Fair Debt Collection Practices Act ("FDCPA"). The CFPB has issued an Advance Notice of Proposed Rulemaking (the “ANPR”) pursuant to which it posed 162 questions addressing issues raised in the debt collection and purchasing markets. The expressed intention of the CFPB is to use the responses to the questions to guide it in the issuance of regulations governing these industries. The timing and content of these regulations and the impact of these regulations on the debt purchasing and debt collection industries are uncertain.

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

Fair Credit Reporting Act/Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 ("FACT Act") place requirements on providers of credit information regarding verification of the accuracy of information provided to credit reporting agencies and requires such information providers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft or unauthorized use of a credit card and direct disputes with the creditor.

The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with the collection efforts of our branch offices, the customers of our owned and managed charged-off receivables are not entitled to any opt-out rights under this act. Both this rule and the Safeguards Rule described below are enforced by the FTC, which has retained exclusive jurisdiction over enforcement of them. Consumers do not have a private cause of action for violations of the Gramm-Leach-Bliley Act.

The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we, and our branch offices, must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information.

Telephone Consumer Protection Act. In the process of collecting accounts, our branch offices may use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment that place telephone calls to consumers.

U.S. Bankruptcy Code. To prevent any collection activity with bankrupt customers by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

Additionally, there are state and local statutes and regulations comparable to the above federal laws and other state-and-local-specific licensing requirements that affect our operations and the operations of our branch offices. State laws may also limit interest rates and fees, methods of collections, as well as the timeframe in which judicial actions may be initiated to enforce the collection of consumer accounts. Failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on us or our branch offices' ability to operate. Laws, administrative regulations and their future interpretations may ultimately have a negative impact on our industry. Changes in law, administrative regulations and their interpretation may have a negative impact on our operations.

Recent Industry Trends

The following summarizes a number of recent trends which we believe are driving the U.S. accounts receivable management industry:

Increased Regulatory Oversight. Pursuant to Dodd-Frank, the CFPB has been established. Effective as of January 2, 2013, the CFPB has assumed direct regulatory oversight of the debt purchasing and collection industry including supervisory jurisdiction over large market participants, defined as having over $10 million in annual receipts. According to the CFPB, this represents over 60 percent of the accounts receivable management industry. The CFPB has stated its main areas of focus for the industry are to ensure that industry participants are (i) providing adequate disclosures to consumers, (ii) providing accurate consumer information during the collection process, (iii) providing consumers with a complaint and resolution process, and (iv) communicating civilly and honestly with consumers.

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

As a large market participant, we have had substantial interaction with the CFPB in regard to our policies and procedures and the experience that our customers receive in the context of collection interactions. In addition, we believe that the ongoing regulation of the industry will lead (i) certain market participants to exit the industry and (ii) financial institutions to be significantly more selective about the entities to which they sell charged-off accounts. Additionally, the CFPB has gathered and released certain data relating to consumer interactions with debt collectors and debt purchasers. The initial data appears to indicate that we, and our branch offices, receive substantially fewer complaints than other public registrants in the accounts receivable management industry.

On November 5, 2013, the CFPB issued an ANPR to assist the CFPB in the development of regulations interpreting the laws which govern the purchase and collection of consumer obligations. While the timing and outcome of the rulemaking process is unclear, we believe that the certainty allowed by a clearer set of regulations will benefit the Company, our offices, the industry and the customers with whom we interact on a daily basis.

Industry Consolidation and Increased Barriers to Entry. With the establishment of the CFPB, there has been a dramatic increase in the emphasis on compliance, data security, and consumer protection by both large financial institutions and the largest U.S. debt purchasers. As a result, we believe large issuers of credit will rarely sell accounts directly to smaller debt purchasers, and their willingness to sell to larger debt purchasers has and may continue to fluctuate as they work to improve their own compliance, data security, and consumer protection standards.

Since the announcement of guidelines by the Office of the Comptroller of the Currency requiring banking institutions to engage in substantial due diligence of those entities that purchase debt, large purchasers have incurred substantial expenses to improve and align their compliance, data security, and consumer protection standards with large financial institutions. While the Office of the Comptroller of the Currency does not have direct jurisdiction over debt purchasers, it is influential in our industry because of the jurisdiction it possesses over the banks who sell accounts to debt purchasers. We believe these changes create a significant market advantage to larger purchasers and will serve as a barrier for smaller debt purchasers to interact directly with financial institutions.

We believe smaller debt purchasers still may source accounts through other debt purchasers or portfolio brokers, but the costs of meeting regulatory requirements associated with heightened industry standards for compliance, data security, and consumer protection may result in significant consolidation or elimination of these smaller debt purchasers. We also believe that the enhanced regulatory requirements will also serve as a barrier to entry to new, significant debt purchasers.

Changes in Quality and Supply of Charged-Off Debt. As a result of the housing and credit crises that occurred during the 2005 - 2008 period, most large financial institutions significantly tightened their underwriting standards for revolving consumer debt. This resulted in sustained higher quality of borrowers' credit in the consumer loan and credit card market. As some of those borrowers charged-off in the following years, pricing of charged off debt increased steadily between 2009 and 2013. We attribute the majority of pricing increases from 2010 to 2012 to the resulting increase in quality of charged-off assets being offered for sale from large financial institutions. However, during 2013, prices continued to increase steadily throughout the year while the quality of charged-off assets reached a plateau. Pricing increases in 2013 were driven primarily by a decrease in larger financial institutions’ willingness to sell charged-off debt as they improved compliance, data security, and consumer protection standards to meet more stringent regulatory requirements. The following graph depicts the market prices of fresh charged-off receivables for 2011, 2012, and 2013:
Source: Annual Bad Debt Market Presentations from Vion Receivable Investment, Sheridan Asset Management, LLC, and Garnet

In addition, we believe another factor impacting the pricing during 2013 of the remaining debt available for purchase has been the willingness of certain marginal participants to pay uneconomic prices for certain portfolio acquisitions due to the need to replace purchases which may not be available to them due to the tightening of financial institution controls. However, we believe this will decrease as the number of debt purchasers approved by large financial institutions to purchase charged-off receivables will decrease.

Our Competitive Strengths

We believe that we possess the following competitive strengths that differentiate us from our competitors:

Focus on Delivery of the Fair Square Promise. We believe that the consumer is our true customer and our success fundamentally depends on providing a positive customer experience within the context of a collection interaction. Therefore, we have developed the Fair Square Promise which is our commitment to treating each customer fairly, while also requiring that those customers who are able to make payments to satisfy their validly incurred obligations, to the maximum extent reasonably possible. We believe that treating customers fairly, honestly, and with respect improves overall collection performance, and is critical to long-term business success. We believe two equally important components are needed to create customer satisfaction: (i) strict compliance to state and federal regulations and (ii) a comprehensive and dynamic strategy that establishes a culture of customer service. Full compliance lays the basic foundation for a customer experience; regulatory oversight provides specific guardrails that guide every customer interaction. But creating customer satisfaction requires providing a high level of customer service. Consequently, we believe that conducting business through closely aligned branch offices that are committed to following consistent policies, programs, and business tools that fit within the framework of compliance will offer us a competitive advantage. We continually invest in ongoing improvement, oversight, and auditing of all areas of compliance, and dedicate ourselves to creating a culture focused on consistently providing a positive customer experience.

Unique Branch Offices. Our branch offices generally consist of law firms which exclusively use our proprietary systems in the collection of obligations. We believe that this branch office model is unique to the accounts receivable management industry. It provides an integrated framework for compliance and customer satisfaction because there is a consistent relationship throughout all channels. In addition, we believe that law firms, rather than call centers, generally provide a more professional environment, minimize turnover, improve efficiency and collection rates, and have a greater focus on compliance. We allocate accounts to our branch offices based on capacity, geographic coverage, their performance against our return requirements, and adherence to our operational and compliance requirements. We believe that our competitive account placement model and variable fee structure are critical to our performance, as they motivate each office to optimize its efforts on its allocated accounts, while at the same time providing a positive customer experience. Over the course of time, poor performers tend to be replaced by those that can consistently meet or exceed our operational expectations. Our branch offices typically work exclusively for SquareTwo and our agreements do not obligate us to place debt with any office, but, at the same time, prohibit the offices from providing collection services to a third party without our prior approval. This exclusivity, combined with our performance-driven model, motivates each branch office to deliver results, which we believe increases collection rates compared to the traditional large-scale collection agency platform.

Continued Diversification. We continue to leverage internally developed best practices combined with external client relationships to diversify the revenue streams of the company. Having built deep relationships with banks and commercial finance companies, SquareTwo has expanded its focus to evaluate, purchase and liquidate portfolios comprised of Canadian receivables, small business loan and lease products, and student loans that have been charged off by their owners. These diversification efforts provide significant opportunities for growth, balance and flexibility, which complement the Company's extensive history and success in the unsecured consumer credit marketplace. Our purchases of Canadian, commercial and student loans were 14.2% and 15.6% of total purchases in the years ended December 31, 2013 and 2012, respectively.

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

Focus on Fresh Charged-off Credit Card and Consumer Loan Receivables. We believe that we are one of the largest purchasers of fresh charged-off credit-card and consumer loan receivables in the U.S. Fresh charged-off receivables are generally 180-210 days past due at the time of sale and have typically not been subject to previous collection attempts by a third-party collection agency. Typically, fresh charged-off receivables have a more rapid collection cycle than charged-off receivables that have been subject to previous collection attempts by collection agencies. Additionally, our direct relationship with issuers of credit provides enhanced accuracy and control of customer data. We believe that our focus on fresh charged-off credit card and consumer loan receivables reduces the risk profile of our investments, increases our ability to maximize our cash-on-cash rates of return, and accelerates our ability to reinvest the capital we deploy. Additionally, we believe that fresh charged-off receivables provide a higher quality asset base and more predictable future cash flows than charged-off receivables that have been subject to prior third party collection attempts, further mitigating risks associated with the future cash flows from our owned debt portfolios. Over the years ended December 31, 2013, 2012, and 2011 approximately 76% of our aggregate purchases, based on purchase price, have been of U.S. fresh charged-off credit card and consumer loan receivables.

Strong Relationships with Major Credit Issuers. We have developed strong, long-standing relationships with a number of leading consumer credit, business credit, and student loan issuers that we believe view us as an important part of their charged-off receivables recovery strategy. We believe that credit issuers value our unique branch office model. We believe this model enhances our focus on compliance and ethical collection practices. As a purchaser of predominantly fresh charged-off credit card and consumer loan receivables, we have direct relationships with issuers of credit that we believe typically provide us with superior access to the account documentation and chain of title information critical to successfully pursuing legal collections.

Proprietary Technology Platform. We have developed and will continue to advance a sophisticated software, computing and network architecture to support both the acquisition and management of our charged-off receivables and the collection activities of our branch offices. In partnership with Oracle®, we have developed and will continue to enhance our proprietary eAGLE technology platform, which we feel provides our offices with the data necessary to optimize collections. Each of our offices is required to conduct all collection activities through eAGLE. This integrated account management system tracks multiple collection and operational metrics at the collector and account levels and delivers results in real time, providing us with immediate and comprehensive data on the performance of our offices and enabling us to better allocate charged-off receivables among our branch offices based on their relative performance. The depth of our historical databases and current performance metrics enables us to perform sophisticated and granular analyses on potential debt purchasing opportunities that help us to achieve our target returns. The quantity and quality of the account and collector level information captured and reported by our systems is also critical to our ability to effectively manage the collection efforts and compliance standards on our owned and managed charged-off receivables. As we evolve our proprietary technological system, we will continue to provide each individual collector with enhanced insights into the appropriate collection strategies, while also using the system to guide collectors in the use of appropriate customer handling techniques and account resolution.

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

Our Strategy

Key components of our strategy include the following:

 Inspire a Culture of Leadership by Living Our Core Values. We believe that our strategies depend upon both SquareTwo and its branch offices hiring, developing and retaining the highest quality of personnel who contribute to a culture of personal and corporate leadership that leads to increased success. We further believe that this is best accomplished through demonstrating on a daily basis our fundamental commitment to our five core values of Focus, Alignment, Accountability, Integrity and Trust. We believe that this commitment to clearly identified values will allow us to attract the highest quality employees, and retain these critical people.

Pursue Systemic Operational and Compliance Excellence. We leverage our sophisticated proprietary technology and our operational and analytical models that allow us to properly analyze and liquidate our accounts via eAGLE. Our business strategies - from refining our models to determine appropriate prices to purchase charged-off receivables, to developing our strategies relating to the selection of accounts for working and selecting the appropriate collection strategies are data-driven. Consequently, we make ongoing, significant investments in our processes and systems to ensure our data is available, accessible, accurate, and actionable. We maintain constant focus on building operational efficiencies to drive collections, and build comprehensive programs to maximize our recoveries through new and existing liquidation strategies. Additionally, we continually enhance our internal controls and auditing capabilities to ensure we are compliant, and that our data is secure across all areas of the organization. We leverage technological tools to manage our recovery and compliance efforts on our owned receivables. We have built comprehensive controls into our systems to help ensure compliance with applicable law and the highest level of data security at both the corporate and branch office levels, to protect the privacy of our customers. Finally, we believe that both our intense focus on the customer experience, and our desire to lead the industry in compliance practices are competitive advantages.

Create an Outstanding Network of Branch Offices. We believe that our unique branch office model provides us with an integrated framework for collection performance, compliance achievement and customer satisfaction. As we continue to enhance policies, procedures and controls through each of our offices, we improve the customer experience that is essential to a compliant, successful liquidation of validly incurred contractual obligations. Our technological advances allow our offices to operate more efficiently by contacting only those customers who we believe have both the willingness and ability to make payments. They also provide ongoing reinforcement of the collection and compliance training that has been provided to those individuals interacting with our customers.

Deliver the Fair Square Promise. We are focused on the delivery of the Fair Square Promise which promotes the customer experience through treating each customer fairly while also using our data and technology to better understand the willingness and ability of each customer to make payments in order to construct the most beneficial solution to helping the customer resolve their validly incurred debts.

Deliver Solid Financial Results. Our focus will be on delivering solid bottom line results. By adhering to our other core strategies, we will strive to deliver sustainable growth and provide financial results that meet and exceed the expectations of our key stakeholders. To achieve this end, we will continue to focus on buying assets at the analytically correct price and manage them in an efficient, cost-effective manner. We continue to expand our existing relationships into other related product lines, and diversify our acquisition efforts into other categories of charged-off receivables. These continued diversification efforts into parallel products and assets will assist us in meeting our long-term financial goals by quickly adapting to dynamic markets.

Our Owned Portfolios

As of December 31, 2013, our active owned charged-off receivables in the U.S. and Canada totaled $10.3 billion in face value and consisted of approximately 3.1 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of December 31, 2013:

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)(3)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,503	$4,042	$6,075	59.0%	$1,996	81.2%
Credit Card/Consumer Loan - Non-Fresh	720	3,279	2,361	22.9%	332	13.5%
Other(2)	839	2,216	1,859	18.1%	129	5.3%
Total/Average	3,062	$3,362	$10,295	100.0%	$2,457	100.0%
(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

(3)    Canadian amounts converted to U.S. dollars using the exchange rate as of December 31, 2013.

Account Management Model

SquareTwo Financial and its branch offices are aligned in the delivery of the Fair Square Promise. The contractual arrangements between SquareTwo Financial and its branch offices mandate specific expectations that the offices must meet. Branch office success is contingent on their ability to hire, train and lead their teams in a manner which maximizes liquidation while maintaining adherence to policies and procedures relating to compliance and customer service.

We continue to make significant investments in our relationship with our branch offices. Corporate teams are exclusively dedicated to monitoring, auditing and evaluating our offices on an ongoing basis. However, we do not merely measure and observe offices; we have implemented financial penalties for failing to meet our customer experience expectations. The knowledge gained from our monitoring efforts provides us insight on how we then incentivize, train and support our offices and their employees to achieve our mutual success. Members from our executive, operations, technology, legal and compliance teams make multiple on-site visits to each branch office location each year. These efforts ensure we maintain a close and productive relationship with each and provide additional opportunities to ensure that our offices remain committed to and accountable for our expressed strategies.

Through our alignment with our branch offices, we have achieved symbiotic profitability. We rely on our offices to conduct collection efforts on our owned charged-off receivables, so we make thoughtful and deliberate investments in their long-term success and sustainability. A significant focus of our company is providing our offices the resources, tools, and, training to enable them to manage their businesses efficiently and to identify opportunities to improve their operations. We pay particular attention to providing training and feedback to offices surrounding the customer experience and our desire to have this experience remain a competitive advantage. The presentation of these materials is aimed at providing our offices with insights into best practices and the cause-and-effect relationships of each metric and its impact on overall performance. Additionally, our Operations team uses information available on our system to proactively address development opportunities with each branch office.

                We also strive to incentivize our branch offices' liquidation performance of the accounts placed with them by using a variable fee structure. This operational practice aligns each branch office's profitability with that of SquareTwo, and should improve our office performance, as poorer performing offices are continually evaluated and possibly replaced. We make decisions about the need for each individual office in the context of current performance and business need for capacity.

     We have created numerous and diverse channels of interaction to ensure we remain in constant communication with our offices. We conduct conference calls with all branch offices to discuss key business issues. We hold several conferences that serve as both recognition and education events for our offices, including an Annual Partners Summit where we recognize top performing offices for their achievements during the year, while also presenting substantial training on operational, legal, and compliance issues. We also hold an annual Attorney's Conference for our attorneys and compliance professionals. This conference typically includes significant content on regulatory trends, legal compliance and collection best practices, and other considerations pertinent to the legal collections process presented by third-party experts and SquareTwo personnel. In addition, we periodically invite each office’s senior leaders to meet with key members of our management team at our headquarters in Denver, Colorado.

Business Development and Purchasing Contracts

We have a dedicated Business Development team that consists of 10 professionals who focus on sourcing charged-off and distressed receivable purchasing opportunities and manage our relationships with national, state and local buyers who purchase the accounts that we elect to sell. This team actively maintains relationships with a significant majority of the leading issuers of domestic credit cards, commercial, and consumer loans in addition to relationships with a broad group of regional and local issuers of credit. Within this team, we have individuals who focus specifically on opportunities in the consumer, commercial, student loan and Canadian markets.

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

We have developed longstanding relationships with a number of leading credit issuers including U.S. and Canadian credit card, consumer loan, student loan, and business credit issuers. Historically, we have purchased assets from seven of the ten largest credit card issuers in the U.S. The average length of our relationships with our top five sources of purchased debt in 2013 is approximately eight years. In aggregate, we have purchased from over 30 different issuers of credit over the last three years as of December 31, 2013 which includes purchases we have made from other debt purchasers.

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

Periodically, based on operational considerations, market pricing, or capacity constraints within our branch offices, we may sell certain purchased debt accounts at various stages of their collection cycle. We do not view the sale of accounts as being an ongoing core strategy.

Proprietary Technology and Analytics

Our proprietary debt distribution, portfolio management and collection system, eAGLE, is built on the latest Oracle® database, middleware and application framework technology to enhance performance, security, flexibility and scalability. The eAGLE platform is housed on Oracle's high performance database and application hardware platforms - ExaData and ExaLogic. This platform represents years of continuing development and investment in excess of $29 million. Our branch offices license and utilize the eAGLE system as part of their collection efforts. We require all branch offices to use eAGLE, and controls have been added into eAGLE which provide significant insight into and control over the actions of the offices, ensuring continuous regulatory compliance. eAGLE is a user friendly tool that enables a new or seasoned collector to collect debt using the latest collection techniques and information repositories and provides the data that we believe is necessary to enhance collections. Our eAGLE platform, which we continue to enhance, is designed as an asset management system as well as a collections platform. The system monitors and evaluates the performance of our offices and their individual collectors. The system also provides standard operating metrics to enhance performance and visibility on a daily, weekly and monthly basis for both the offices and us. It allows us to track the data that we believe is necessary to efficiently allocate purchased debt to our offices based on state licensing requirements, historical collection success rates and other factors, and to move purchased debt within our branch offices (recalling and replacing accounts) to maximize performance. eAGLE is scalable, with the ability to expand our business operations while still maintaining rigorous internal controls, and it is built with architecture to provide flexibility for future operational and process changes that we may choose to implement. In addition to enabling an efficient, effective and continuously improving collection process, eAGLE was designed to capture data to help us better understand the market and debt performance, which further enhances our ability to acquire and sell receivables. We believe that the eAGLE platform is a key competitive advantage for us relative to our primary competitors that utilize "off-the-shelf" or legacy platforms.

Our Decision Science team provides in-depth statistical analyses on the receivables we purchase to provide our management team with the data necessary to track and enhance performance at the branch office level. The complex statistical models, accuracy in pricing, and overall portfolio management capabilities of the Decision Science team supports the business leaders within our firm and enables them to make decisions based on real-time performance. The team has developed and implemented a structured projection model that generates portfolio-level cash flow expectations. The team also operates a debt grading model that utilizes multiple variables comprised of third party customer-level data, asset class information, and other details to determine internal account-level grades.

Risk Management, Compliance and Insurance

We operate in a regulated industry and have devoted significant resources to risk management and compliance. Our Law and Regulatory Affairs department manages internal compliance and works to lead compliance and licensing at our branch offices. We also leverage the experience of third-party law firms that have particular expertise in our industry to monitor important regulatory trends. We believe our business model of attorney-based branch offices contributes to a two-pronged approach to compliance and risk management. In addition to our corporate efforts, our branch offices have a strong interest in compliance and actively oversee collection operations. As attorneys, they have a vested interest in compliance as any complaints at their offices could require the state bar association to investigate and thereby jeopardize their license. We believe that the resources and support we provide to our offices help them to provide customers a positive customer experience, and we view this as a competitive strength.

In addition, we conduct independent monitoring of customer calls. This involves the independent scoring of calls and the reporting of those results to our Chief Compliance Officer. A heavy emphasis in this monitoring process surrounds the quality of the interaction between the parties on the telephone. We believe the customer experience is often a direct reflection of the quality of a call, and thus we evaluate and constantly work to improve these interactions. Failure to meet our standards could lead to adjustments in the fees paid, could impact future placement of accounts, and could ultimately lead to termination of the branch office. The results of the call monitoring are used to provide insight to the firms on collector behavior and the training required to improve customer experiences.

Our internal Law and Regulatory Affairs department manages our insurance policies and claims on a company-wide basis. Our branch offices are required to report any customer complaints and actual or threatened claims to our Law and Regulatory Affairs department, which allows us to evaluate trends. In addition to internal legal resources, we regularly work with outside counsel to manage our exposure on specific claims. As a debt purchasing entity, we are periodically forced to defend claims that allege the violation of applicable state and federal law. We believe that we have obtained appropriate liability insurance policies to protect us from claims in this area. In addition, we have obtained insurance to help protect us from general and employee-related claims.

Prior to allowing any person employed by any of our branch offices to work on any of our owned or managed accounts, we require that such persons be screened for past criminal violations in addition to providing comprehensive training relating to the FDCPA to ensure that those individuals attempting to collect on our accounts understand and meet their legal obligations. All of our corporate and branch office personnel also receive extensive training on applicable federal and state laws directed at protecting consumers.

In all of our insurance policies, all costs of defense, negotiation and costs incurred in liquidating a claim are considered insured costs, beyond any applicable policy retentions. Our personnel costs involved in managing insured claims are not reimbursed. We evaluate our insurance coverage regularly and typically renew our policies on an annual basis, although as market conditions change, we may elect to have our policies carry a multi-year term. We believe our insurance coverage is adequate. Certain of the parties from whom we purchase indebtedness require us to maintain specified levels of insurance under their contracts. We believe that we are currently in compliance with these requirements.

For our technology and operations, we currently host the majority of our systems at a secure location distinct from our headquarters. The site offers secure physical and logical access and provides a data center out of which we can conduct business. We have disaster recovery capabilities such that we can switch over primary collection operations to our alternate data center within an acceptable outage window that meets our business continuity guidelines.  In the event of an outage on our eAGLE platform at our primary data center we can switch over collection operations to our disaster recovery site. In addition, we perform system backups every night with physical tapes sent offsite once a week and virtual tapes sent to our disaster recovery site daily. Our information technology team has developed a comprehensive disaster recovery plan outlining decision authority in the event of a disaster, the processes for completing switchovers, testing plans and the results of previous tests. The plan also contemplates two different types of scenarios, a graceful fail scenario in which we still have access to our facilities and a hard fail scenario in which access to our facilities is non-existent or severely limited.

Law and Regulatory Affairs Department

Our Law and Regulatory Affairs department, under the leadership of our General Counsel, manages general corporate governance; litigation; insurance; corporate transactions; intellectual property; contract and document preparation and review, including portfolio purchase documents and agreements with our branch offices; compliance with federal securities laws and other regulations and statutes; obtaining and maintaining insurance coverage; and dispute and complaint resolution. As a part of its compliance functions, our office of General Counsel is responsible for the implementation of our Code of Business Conduct. We have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical.

Our Law and Regulatory Affairs department also works closely with and provides guidance to our branch offices and assists with advising our staff in relevant areas including the FDCPA and other relevant laws and regulations. Our Law and Regulatory Affairs department regularly researches, and provides collections personnel and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of and in compliance with changing laws and judicial decisions when collecting accounts.

Employees

As of December 31, 2013 we had 307 employees, none of which are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. Of our 307 employees, 251 are employed by SquareTwo at our headquarters in Denver, Colorado. These employees consist of executive, operations, business development and corporate services personnel. Our executives develop and execute our corporate business plan. Our operations personnel oversee the development and operation of the branch offices. Our business development personnel acquire charged-off receivables and sell the accounts that we decide to sell. The corporate services personnel support our executives, operations, sales and purchasing personnel through human resources, information technology, accounting, finance and legal support. Of our remaining 56 employees, 32 are employed at the offices of SquareTwo Canada in Newmarket, Ontario, and 24 are employed at the offices of SquareTwo Financial Commercial Funding in Overland Park, Kansas. The majority of the employees at both of these subsidiaries conduct recovery efforts.

Description of Principal Equity Holder

CA Holding owns 100% of the outstanding equity in SquareTwo. CA Holding is majority-owned by affiliates of KRG Capital Management, L.P. ("KRG") and one of our co-founders, P. Scott Lowery. See "Certain Relationships and Related Transactions" for a description of the relationships between our company and KRG and between our company and Mr. Lowery. The remainder of CA Holding's equity is primarily owned by certain institutional investors, including private equity funds, banks and other financial institutions, who purchased interests in CA Holding at the time of CA Holding's acquisition of SquareTwo.

Founded in 1996, KRG is a Denver-based private equity firm with over $3.6 billion of cumulative capital either deployed or available for future investment through its affiliated funds, including approximately $1.0 billion deployed since inception on behalf of equity co-investors. KRG specializes in investing in differentiated middle-market companies that focus on growth strategies tied to creating value for their customers. The firm seeks investment opportunities where KRG can partner with owners and operating managers who are committed to expanding their companies and becoming industry leaders. The result is a partnership that focuses on creating a larger enterprise through a combination of internal growth and complementary investments.

Pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding, affiliates of KRG have the right to designate a majority of the board of directors of CA Holding (the “CA Board”) and, so long as certain continued ownership thresholds are met, P. Scott Lowery is entitled to be elected as a director of CA Holding and to appoint another member of the CA Board. KRG has designated Christopher Lane, Bennett Thompson, Blair Tikker and Thomas Sandler as members of the CA Board. Currently, Mr. Lowery's designee on the CA Board is Paul A. Larkins, the President and Chief Executive Officer of CA Holding and SquareTwo. The Board of Directors has designated Kimberly Patmore, Thomas Bunn, and Messrs. Lane, Sandler, Thompson and Tikker as independent directors. See "Certain Relationships and Related Transactions" for a further description of the relationships between our company and related parties.

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

The charged-off receivables purchasing market is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off receivables, third-party collection agencies, other financial service companies and credit issuers who may aggressively attempt to collect defaulted receivables internally, and other owners of debt that manage their own charged-off receivables. Some of these companies may have substantially greater numbers of collectors and financial resources and may experience lower collector turnover rates than our branch offices. To the extent our competitors are able to better maximize recoveries on their assets or are willing to accept lower rates of return, we may not be able to grow or sustain our purchasing volumes or we may acquire portfolios at lower expected returns. We believe that several of our larger competitors have capital structures that result in a lower cost of funds for them, which may put us at a significant competitive disadvantage. Furthermore, some of our competitors may obtain alternative sources of financing at more favorable rates than those available to us, the proceeds from which may be used to fund expansion and to increase the amount of charged-off receivables they purchase.

Barriers to entry into the consumer debt collection industry vary based upon the business model deployed. In addition to our traditional industry competitors, over time we have seen several financial investors such as hedge funds and private equity firms invest in the direct acquisition of charged-off receivables or finance other competitors. Companies with greater financial resources than we have may elect to enter the charged-off-receivables purchasing business. We believe that the entrance of new market participants in our industry can lead to upward pricing pressure on charged-off receivables as a result of increased demand for charged-off receivables, but also because new purchasers may pay higher prices for the portfolios than more experienced purchasers would due to a lack of experience, data and analytics necessary to properly assess risks and return potential of the portfolios or a desire to add size to their existing operations. In addition, we believe that marginal competitors who struggle to purchase sufficient assets may pay prices for accounts that our analytical tools could not reasonably justify through making it more difficult for us to purchase appropriate amounts of reasonably priced accounts. To the extent existing or new participants in our markets drive up pricing levels, we may decide to dramatically reduce our investment activity.

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

We believe that our substantial use of legal collections through our branch offices and third-party law firms has been a historical competitive advantage for us. We also believe that our competitors are increasingly focusing on legal collection. Their increased use of legal collection may impact the relative competitiveness of our business model, dilute the value of having customers contacted by collectors associated with attorneys, or increase the compensation we must provide to attract and retain collection attorneys within our branch offices.

We face bidding competition in our acquisition of charged-off receivables. We believe that successful bids are predominantly awarded based on price and, to a lesser extent, based on service, compliance, reputation and relationships with the sellers of charged-off receivables. Some of our current competitors, and potential new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we do. Moreover, our competitors may elect to pay prices for portfolios that we determine are not economically sustainable and, in that event, our volume of portfolio purchases may be diminished. There can be no assurance that our existing or potential sources of debt portfolios will continue to sell their charged-off receivables at recent levels or at all, or that we will continue to offer competitive bids for charged-off receivables.

Historically, a significant portion of our purchases had been contracted using a mechanism known as a “forward flow contract” These contracts require the financial institution to sell and the debt purchaser to acquire, a series of pools of assets. Given the uncertainty in the marketplace and the concerns relating to regulatory requirements, certain financial institutions which have historically sold assets using forward flow contracts have either ceased using forward flows or ceased selling accounts altogether. This change away from forward flow contracts makes our purchasing activity more difficult to predict on a consistent basis.

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

Further, as the recovery period for accounts on which we pursue legal action or litigation requires longer lead times, we may not fully understand the impact of an economic downturn on our recovery rates until much later in the collection cycle. If economic growth lags normal rates of economic growth, consumer confidence is depressed, or unemployment or underemployment is elevated, the ability and willingness of consumers to pay their debts and, accordingly, our ability to collect on our receivables, could be adversely affected or be reduced, which adverse effect or reduction could have a material and adverse effect on our results of operations, revenue, earnings and financial condition.

We may be contractually required to purchase portfolios at a higher price than desired.

Periodically, we purchase charged-off receivables based upon forward flow contracts. Depending upon the length of the contractual arrangements, forward flow contracts typically contain termination clauses that allow termination at any time for any reason upon the delivery of advance written notice delivered a negotiated number of days prior to the termination of the contract. We may, from time to time, be required to purchase charged-off receivables under a forward flow contract for an amount higher than we would otherwise agree and therefore, these purchases may result in reduced returns or losses on our investments. We also cannot guarantee that all of our future forward flow agreements will contain the same termination provisions included in our current agreements.

We may not recover the cost of investments in purchased charged-off receivables and support operations.

We purchase charged-off receivables generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The charged-off receivables are purchased from consumer and commercial creditors such as banks, finance companies, and other consumer-oriented and other small business-orientated companies. Substantially all of the charged-off receivables consist of account balances that the credit grantor has made numerous attempts to collect, subsequently deemed uncollectible, and charged-off. Therefore, the credit quality of these receivables is impaired. We purchase these charged-off receivables at a significant discount to their then current face value, and, although we expect that our recoveries on these receivables will exceed the amount that we paid for them, actual recoveries will vary, and may be less than the amount expected, or may even be less than the amount we paid for them. In addition, the timing or amounts collected on the charged-off receivables cannot be assured. After purchase, collections on charged-off receivables could be reduced by consumer bankruptcy filings or other economic or regulatory factors. If cash flows from operations are less than anticipated as a result of our inability to collect on the charged-off receivables, we may have difficulty servicing our debt obligations and may not be able to purchase new charged-off receivables.

We are dependent upon our branch offices to service our charged-off receivables and our top five offices account for a significant portion of our total recoveries.

We are dependent upon the efforts of our branch offices to service and collect our charged-off receivables in accordance with legal requirements and our Fair Square Promise. Any failure by these offices to adequately perform collection services for us or to remit such collections to us could materially reduce our cash flows, income and profitability. To the extent these offices violate laws or other regulatory requirements in their collection efforts, it could also negatively impact us and we may not be aware of the risk or occurrence.

Since we rely on our branches for liquidation on the accounts, we are dependent on their ability to attract, hire, train and lead qualified employees. The collection industry, by its nature, is labor intensive and experiences a high employee turnover rate. Many of our offices' employees receive modest hourly wages combined with a performance-based bonus and some of these employees are employed on a part-time basis. A higher turnover rate among our these individuals would increase recruiting and training costs for our branch offices and could have a material and adverse impact on collections because we believe that experienced collection professionals generally tend to collect substantially more than inexperienced collections personnel. If our offices are unable to recruit and retain a sufficient number of employees with the appropriate skill sets, we would be forced to limit our growth or possibly curtail our operations or purchasing of debt portfolios. We have historically seen periods when we believe that our performance has been negatively impacted by the ability of our offices to hire, train, and retain the appropriate sized staff to manage the recovery efforts on our accounts.

Within our branch offices, we have concentrations with our largest owners. Our top five branch offices accounted for 37.3% of our total collections on purchased debt in 2013 and 35.5% in 2012. The loss of any one of, or multiple of, these offices could materially impact our collections capacity and the recovery rates on our accounts. During the year ended December 31, 2009, we began staggering the expiration dates of our contractual agreements with the branch offices to attempt to mitigate the risk of losing multiple offices at the same time. As of December 31, 2013, the average remaining life of our contractual agreements with our top five offices is two years. One of these owners is P. Scott Lowery, a co-founder and member of our Board of Directors, who owns controlling interests in two of our branch offices that represented 9.2% of our total collections on purchased debt in 2013 and 7.9% in 2012.

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

A significant percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers. The five largest sellers combined to account for approximately 87% of our portfolio purchases in 2013 and 79% in 2012. While we have initiated efforts to continue to diversify our purchasing relationships, both within and without the credit card industry, given the current concentration in the consumer credit card market, we expect significant levels of concentration to continue to exist in our business. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers of a quantity and quality of historical purchases.

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

We are highly dependent upon the continued services and experience of our senior leadership team, including Paul A. Larkins, our President and Chief Executive Officer; L. Heath Sampson, our Chief Financial Officer; and Brian W. Tuite, our Chief Business Development Officer, as well as the managers and employees who report to these individuals. We depend on the services of our senior leadership team to, among other things, continue the development and implementation of our strategies, and to maintain and develop relationships with our branch offices and the issuers from whom we purchase charged-off receivables. We have employment agreements with each of these named individuals; however, these agreements do not and cannot assure the continued services of these officers. We have historically experienced voluntary and involuntary turnover of senior management personnel and can provide no assurance that such turnover will not happen in the future. To the extent such turnover occurs, it could have a material and adverse effect on our business and results of operations.

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

Uncontrolled growth could put additional emphasis on recruiting, training, managing and retaining our employees and the employees of our branch offices, and place a strain on management, operations, and financial resources. We cannot assure you that the existing infrastructure, facilities, branch offices and employees will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

We may not be successful in recovering court costs.

We generally direct charged-off receivables for legal collection when we believe the related customer has sufficient assets to repay the indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our branch offices, we pay certain court costs. While these costs are typically expensed as incurred, our recovery estimates of these costs are factored into our cash flow projections used to determine our revenue recognition in accordance with the interest method, or level-yield method, of accounting. These court costs may be difficult to collect, and we may not be successful in collecting amounts we expected to collect. If we are not able to recover these court costs, this may have a significant impact on our results of operations and cash flows.

A portion of our borrowings have floating interest rates that may expose us to higher interest payments should interest rates increase substantially.

As of December 31, 2013, we had approximately $145.3 million of floating rate debt outstanding (primarily based on spreads above LIBOR or a base rate), which represents the outstanding balance of the senior revolving credit facility. Prior to the impact of any interest rates swaps or caps we may enter into in the future, each 25 basis point increase in interest rates could increase our annual cash interest expense by $125,000 for each $50 million of our base rate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a LIBOR floor of 1.00%, excluding our fixed margin, which is more fully described in our consolidated financial statements, and until certain LIBOR rates exceed 1.00%, the interest rates we pay on those loans per dollar borrowed will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. As our strategy is to fund our growth in purchasing with additional borrowings under the senior revolving credit facility, our exposure to floating interest rates is likely to increase. In addition, the senior revolving credit facility contains interest rate floors which will eliminate the benefit of interest rates below certain thresholds even though we will be negatively impacted by increased interest rates.

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

Risks Relating to Compliance and Regulatory Matters

If we, or our branch offices fail to comply with applicable government regulation of the collections industry, it could result in the suspension or termination of our ability to conduct business.

The collections industry is regulated under various U.S. federal and state and Canadian laws and regulations. Many states, as well as provinces in Canada, require that we, and our third-party collectors, be licensed as debt collection companies. Both the Federal Trade Commission ("FTC"), and the Consumer Financial Protection Bureau (“CFPB”) each have the authority to investigate consumer complaints against debt collection companies, recommend enforcement actions, and seek monetary penalties. State regulatory authorities have similar powers. In addition, the CFPB has jurisdiction to conduct examinations of SquareTwo. Furthermore, we rely extensively on the attorneys affiliated with our branch offices, legal partner network, and agency network to perform and supervise collection operations in a highly compliant fashion. Such attorneys are subject to regulation by their respective licensing and regulatory bodies. Failure to comply with applicable laws, regulations, and rules could result in further investigations and enforcement actions, and we could be subject to fines as well as the suspension or termination of our ability to conduct collections through our branch offices, which would have a material and adverse effect on our financial position and the results of operations.

In addition, new federal, state or foreign laws or regulations in the jurisdictions in which we or our branch offices operate, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities, or the activities of our offices, in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those government controls and regulations to which we are currently subject.

On November 5, 2013, the CFPB issued an Advance Notice of Potential Rulemaking which posed 162 questions about the practices of the debt collection and debt purchasing industries. Based upon the responses of the industry and consumer advocates to these questions, the CFPB plans to propose regulations governing these industries. The timing, content and ultimate impact on the debt purchasing and debt collection industries of the regulations is uncertain. Depending on the ultimate content of the regulations, changes may need to be made in the operational approaches made by our branch offices.

Our ability to recover on our charged-off receivables may be limited under federal, state and Canadian laws.

Federal, state or local, and Canadian consumer protection, privacy and related laws, rules, and regulations extensively regulate the relationship between debt collectors and customers. These laws, rules, and regulations may limit our ability to recover on our charged-off receivables regardless of any act or omission on our part or on our branch offices' part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on charged-off receivables we purchase if the credit card issuer or receivable owner previously failed to comply with applicable law in generating or servicing those receivables.

New federal, state, local, or Canadian laws, rules or regulations, or changes in interpretation or enforcement, could limit our activities in the future or significantly increase the cost of regulatory compliance for us and our branch offices. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer receivables or the use of the consumer data that is critical to valuing and collecting charged-off receivables.

The CFPB also has the ability to issue regulations interpreting the FDCPA that may adversely affect our business and results of operations. This Bureau may also take enforcement actions against either debt sellers or debt purchasers that could have adverse impacts on our industry generally and our business specifically. This Bureau may also impose requirements on credit card issuers that could create a disincentive for credit card issuers to sell these accounts.

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

When we collect accounts using a legal channel, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings to obtain a judgment against the defendant. If we are unable to produce account documents, or if courts require documentation that the original creditor is not able, or contractually required, to provide, these courts may deny our claims. As our industry has increased its use of legal collection efforts significantly over the last several years, we have witnessed the imposition of enhanced evidentiary requirements in excess of those required for claims brought by entities other than debt purchasers and more consumer friendly behavior from judges and courts in various jurisdictions. We believe the current trend toward consumer protectionism could lead to judicial proceedings or practices that create increasingly challenging requirements that could limit our ability to effectively pursue litigation on accounts, or substantially increase our costs incurred in pursuing our legal remedies.

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, and other laws.

We operate in a litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class actions under consumer credit, collections, and other laws. In certain situations, our current legal liability is limited by provisions of the Fair Debt Collections Practices Act. To the extent this act is amended or repealed in the future in a manner that eliminates the limitations on our liability for certain claims or to the extent that we are sued under laws that do not have these liability caps, we could face significantly larger litigation and claims expense going forward.

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

• The CFPB periodically reports on complaints received and trends seen in areas of its jurisdiction, including the accounts receivable management industry and the debt collection industry.

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

Our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, computer viruses, or similar events. Our branch offices use common Voice over IP ("VOIP") technology and services to make calls to our customers that are also subject to disruption. Although disaster recovery provisions are in place, disruptions to these services effect our ability to make phone calls and thus communicate with the customer base and generate revenue. Our business is also materially dependent on services provided by various Internet service providers and local and long distance telephone companies. Furthermore, our ability to use telecommunications systems to contact customers is limited by laws, rules, and regulations. If our equipment or systems cease to work or become legally unavailable, if there is any change in the telecommunications market that would affect our ability or our offices' ability to obtain favorable rates on communication services, or if there is any significant interruption in internet or telephone services, we may be prevented from providing services and our branch offices may not be able to collect on the charged-off receivables we have purchased. Because we generally recognize revenue and generate operating cash flow primarily through collections, any failure or interruption of services and collections would mean that we, and our offices, would continue to incur payroll and other expenses without any corresponding income.

Each of our branch offices is required to conduct all collection activities through our proprietary collections platform called eAGLE. We maintain eAGLE through internal resources and are not typically able to rely on third-party providers to remedy systems issues or errors. As the eAGLE platform is highly complex, we may also discover future errors in existing or newly created proprietary software coding that could have material and adverse impacts on our business or require substantial investments to remedy, or which we may not be able to remedy at all. We cannot be assured that our level of development documentation for eAGLE is comparable to that on third-party software packages and we may have certain employees that possess important, undocumented, knowledge of our systems. If any such employee no longer works for us, our ability to maintain, repair or modify our collections platform may be limited.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our customers, including credit card and healthcare information. This information includes (i) personal information relating to the customer, such as name, social security number and credit card account number; (ii) location information relating to the location and telephone numbers for the customer and (iii) account specific information such as the date of issuance of the card, charge-off date and charge-off balance for the card. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches, and deter suppliers from selling charged-off receivables to us or clients from placing charged-off receivables with us on a contingency basis. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. As each branch office has access to our collections platform and this confidential information, we may also be subject to security breaches within an office. Any failures in our or our branch offices' security and privacy measures could adversely affect our business, financial condition, and results of operations.

If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to enable our branch offices to identify and contact large numbers of customers and to record the results of the collection efforts on our owned and managed portfolios. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis, or if we do not have the capital resources available to invest in new technologies, our business could suffer.

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

We first implemented the level yield method of accounting in January 2005 for a limited number of our purchases and applied them to certain purchased receivables acquired after December 31, 2004. Beginning with purchases in 2007, we have adopted the level yield method of accounting for the substantial majority of our purchases. The cost recovery method prescribed by ASC 310-30 is used when proceeds on a particular portfolio cannot be reasonably predicted in timing and amount. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned. Under the cost recovery method, no revenue on a net basis is recognized until we have fully amortized the carrying value of a purchase net of collection fees.

Purchased debt portfolios with similar economic characteristics accounted for under the level yield method are accumulated into static pools on a quarterly basis. Under the level yield method of accounting, cash proceeds on each static pool are allocated to revenue and to reduce the carrying value (purchased debt line item on our consolidated balance sheets) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life of 60 to 108 months. As described below, if cash proceeds for a purchase deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

Application of the level yield method of accounting requires the use of estimates, primarily estimated remaining cash proceeds, to calculate a projected IRR for each pool. These estimates are primarily based on historical experience and our proprietary models. The expected trends of each pool are analyzed at least quarterly. If future cash proceeds are materially different in amount or timing than the original estimate, earnings could be affected, either positively or negatively. Higher cash proceeds amounts, or cash proceeds that occur sooner than projected cash proceeds, will have a favorable impact on reversal of valuation allowances and the IRR, thereby increasing revenues. Lower cash proceeds amounts, or cash proceeds that occur later than projected, will have an unfavorable impact and may result in a valuation allowance being recorded. As the accounting required under level yield treats current or projected underperformance as a current charge and current or projected over performance as a prospective increase in revenue recognition, it can create increased volatility in our financial statements as there is no effective netting of over and underperforming pools. We believe the charged-off receivables we acquire will continue to exhibit variability that will make continued valuation allowances probable in our business. We believe this variability is accentuated in periods of changing economic environments as is evidenced by the level of valuation allowances we recorded in 2008 through 2011, some of which have been partially reversed in 2012 and 2013.

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

Goodwill and other intangible assets represented 34.4% of our total assets at December 31, 2013. If goodwill or the other intangible assets, including our network of branch offices, are deemed to be impaired, we may need to take a charge to earnings.

Our consolidated balance sheets include goodwill, which represents the excess of the purchase price over the fair market value of the net assets of acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested at least annually for impairment. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. If our goodwill is deemed to be impaired, we will need to take a charge to earnings in the future to write-down this asset to its fair value.

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

Our other intangibles include the value of our network of branch offices, which was valued as part of purchase accounting applied at the date of CA Holding's acquisition of SquareTwo during 2005. The branch office intangible asset was determined to have an indefinite life, and is tested annually for impairment, or more frequently, if events or changes in circumstances indicate impairment. We make significant assumptions to estimate the future cash flows used to determine the fair value of the network of branch offices. If the branch offices can no longer contribute materially to our profitability, the future cash flows expected to be generated by the network of branch office may be less than the carrying amount, and an impairment charge may be recorded.

We may be subject to examinations and challenges by tax authorities.

Our industry is relatively unique and, as a result, there is not a set of well-defined laws, regulations, or case law for us to follow that match our particular facts and circumstances for certain tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice, and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions, the allocation of income among tax jurisdictions, and inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, we may be required to pay additional taxes and/or penalties which may be substantial, and could have a material and adverse effect on our financial condition and result of operations. Due to the differences in our tax and GAAP financial statements, we also expect to continue to generate deferred tax asset balances on our financial statements. To the extent we cannot satisfy the "more likely than not" requirement that we are confident these assets will be used in a reasonable time frame, we may be required to record valuation allowances against these assets as we did in the years ended December 31, 2013, 2012, and 2011.

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

As of December 31, 2013, we have approximately $437.4 million aggregate principal amount of outstanding indebtedness, of which substantially all is senior debt, and of which approximately $145.3 million is effectively ranked senior to the outstanding notes to the extent of the assets securing such debt.

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

The notes are jointly and severally guaranteed on a senior secured basis by substantially all of our existing and future domestic subsidiaries that guarantee, or are otherwise obligors with respect to, indebtedness under our senior revolving credit facility. Although CA Holding and our Canadian subsidiaries guarantee our obligations under our senior revolving credit facility, they do not guarantee our obligations under the notes. Our non-U.S. subsidiaries will not be required by the indenture to guarantee the notes. Our non-guarantor subsidiaries are separate and distinct legal entities with no obligation to pay any amounts due pursuant to the notes or the guarantees of the notes or to provide us or the guarantors with funds for our payment obligations. Our cash flow and our ability to service our debt, including the notes, depend in part on the earnings of our non-guarantor subsidiaries and on the distribution of earnings, loans or other payments to us by these subsidiaries. Our non-guarantor subsidiaries represented approximately 5.0% of our total assets and approximately 0.2% of our liabilities as reflected on the subsidiaries' balance sheets as of December 31, 2013, and represented approximately 8.5% and approximately 10.3% of our consolidated revenue and Adjusted EBITDA, respectively, for the year ended December 31, 2013.

The notes are structurally subordinated to all current and future liabilities, including trade payables, of our subsidiaries that do not guarantee the notes, and the claims of creditors of those subsidiaries, including trade creditors, have priority as to the assets and cash flows of those subsidiaries. In the event of a bankruptcy, liquidation, dissolution or similar proceeding of any of the non-guarantor subsidiaries, holders of their liabilities, including their trade creditors, will generally be entitled to payment on their claims from assets of those subsidiaries before any assets are made available for distribution to us or our guarantor subsidiaries. As of December 31, 2013, the non-guarantor subsidiaries had no indebtedness, excluding intercompany indebtedness.

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

We believe our purchased debt accounts represent the significant majority of our collateral value. These assets, in particular, may be subject to significant changes in value due to economic or regulatory trends. In addition, it may be challenging for note holders to realize the value of our purchased debt collateral as these are financial assets, not physical assets, and represent liabilities of consumers who have defaulted on their obligations. Charged-off receivables typically decline in value over time. Due to the priority of the first lien security interests, and the provisions of the intercreditor agreement, note holders may not be able to take action on the collateral prior to it declining in value. To realize the value of the collateral, note holders may need to rely on third-party collection resources. In the event of a liquidation or winding up of our business, our branch offices may not be willing to continue to pursue recovery efforts on our accounts or may require us to increase the fees we pay them to do so. If we had to rely on third parties outside of our branch offices, we may not be able to access attorney-based collections or may be required to provide significant upfront investments in expenses. The institutions from which we acquire charged-off receivables may be unwilling to provide us with the account level documentation we would need to successfully pursue litigation on accounts which may significantly reduce the realizable value of the collateral.

The value of the collateral at any time will also depend on the availability of suitable buyers. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. We cannot assure note holders that the fair market value of the collateral as of the date of this Annual Report on Form 10-K exceeds the principal amount of the debt secured thereby. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, the failure by our branch offices to adequately collect on such assets, competition, regulatory or judicial changes, unforeseen liabilities and other future events. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by note holders from the sale of the collateral securing the notes and the obligations under the notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables. Additionally, if a bankruptcy case is commenced by or against us, if the value of the collateral is less than the amount of principal and accrued and unpaid interest on the notes and all other senior secured obligations, interest may cease to accrue on the notes from and after the date the bankruptcy petition is filed.

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

• the value of the collateral at the time of the bankruptcy petition; or

• whether or to what extent note holders would be compensated for any delay in payment or loss of value of the collateral through the requirement of "adequate protection."

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located on leased property at 4340 South Monaco Street, Second Floor, Denver, Colorado 80237. We own no real property. The following table sets forth certain information regarding our leased facilities as of December 31, 2013.

Location	Principal Use	Reporting Segment	Type	Square Footage	Lease Expiration Date
Denver, CO	Headquarters	Domestic	Office	62,100	October 31, 2016
Overland Park, KS	Commercial Operations	Domestic	Office	4,138	December 31, 2017
Newmarket, Ontario	Canadian Operations	Canada	Office	6,651	September 30, 2018

Item 3. Legal Proceedings.

From time to time the Company is a defendant in ordinary routine litigation alleging violations of applicable state and federal laws by the Company or the branch offices acting on its behalf that is incidental to our business. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging and continually changing, both for the Company, our branch offices and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. Management believes the range of reasonably possible loss for outstanding claims is between zero and $1.5 million. The Company accrues for loss contingencies as they become probable and estimable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for the Company's common stock. The Company had one record holder of common stock on March 4, 2014. The Company did not declare or pay any dividends during the fiscal years ended December 31, 2013, 2012, and 2011.

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

	Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Revenues
Revenues on:
Purchased debt, net	$337,578	$353,360	$227,068	$116,102	$154,561
Contingent debt	615	785	3,461	14,130	20,855
Other revenue	60	132	310	744	692
Total revenues	338,253	354,277	230,839	130,976	176,108
Expenses
Collection expenses on:
Purchased debt	171,622	189,209	144,256	90,040	81,388
Contingent debt	11	57	2,624	9,697	14,479
Court costs, net	40,155	37,317	26,280	20,587	20,501
Other direct operating expenses	17,551	7,801	6,823	5,248	4,959
Salaries and payroll taxes	26,348	26,136	25,644	24,139	18,845
General and administrative	14,418	12,653	10,209	10,605	9,636
Depreciation and amortization	7,986	6,860	5,264	5,517	5,190
Total operating expenses	278,091	280,033	221,100	165,833	154,998
Operating income (loss)	60,162	74,244	9,739	(34,857)	21,110
Other expenses
Interest expense	45,984	48,456	49,113	45,982	45,481
Other expense (income)	3,872	(2,261)	(1,058)	3,697	334
Total other expenses	49,856	46,195	48,055	49,679	45,815
Income (loss) before income taxes	10,306	28,049	(38,316)	(84,536)	(24,705)
Income tax (expense) benefit	(5,243)	(5,435)	(2,805)	11,012	9,300
Net income (loss)	$5,063	$22,614	$(41,121)	$(73,524)	$(15,405)
Statement of Financial Position Data:
Cash and cash equivalents	$9,379	$7,538	$2,657	$1,864	$426
Purchased debt, net of valuation allowance	274,357	251,682	243,413	225,694	274,298
Total assets	498,404	480,236	470,594	466,955	508,651
Debt, including capital leases	437,427	423,519	437,637	402,663	366,258
Total equity (deficiency)	16,994	13,039	(10,044)	30,925	103,578
Operating and Other Data:
Total cash proceeds on purchased debt	$563,709	$608,017	$470,680	$337,080	$295,555
Purchases—total, face	2,823,674	3,755,448	3,895,875	4,312,607	3,278,322
Purchases—total, price	258,110	272,757	267,704	171,823	108,507
Purchases—total, price (%)	9.1%	7.3%	6.9%	4.0%	3.3%
Capital expenditures(1)	5,012	5,536	4,416	4,357	6,826
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

Our Company

We are a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the U.S. and Canada. We believe that we are one of the largest purchasers of "fresh" charged-off credit card and consumer loan receivables in the U.S. The act of charging off an account is an action required by banking regulations and is an accounting action that does not release the obligor on the account from his/her responsibility to pay amounts due on the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytical expertise, technology platform, operational experience and our network of branch offices to purchase and then manage the recovery of charged-off receivables. Our focus throughout the recovery process is on the customer, and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their validly incurred contractual obligations actually satisfy their obligations. In accordance with the Fair Square Promise, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe in turn allows us to liquidate more effectively. From 1999, our first full year of purchasing debt, to December 31, 2013, we have invested approximately $2.5 billion in the acquisition of charged-off receivables, representing over $36.7 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested capital. From 1999 to December 31, 2013, we have grown our business from $8.7 million to $563.7 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 32%.

Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of December 31, 2013 of $9.2 billion (active face value) will generate approximately $785.5 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $55.4 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $840.9 million as of December 31, 2013. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our Branch Offices

Collection efforts on our U.S. purchased debt are primarily handled by our branch offices. Under the terms of our contractual arrangements, our offices license our proprietary technology and perform recovery work on our behalf in accordance with our required policies. We are under no obligation to provide accounts to any branch office. We pay our offices a fee, which varies based upon their performance against our return assumptions and is subject to adjustment based upon the performance against our operational requirements. These include providing a positive customer experience within the context of the collections industry and conformance with legal and regulatory requirements. We allocate accounts to our offices based on capacity, geographic coverage, their performance against our return expectations, and adherence to the aforementioned operational requirements.

We believe that our competitive account placement model and our variable fee structure are critical to our performance as they motivate each office to optimize its efforts on its allocated accounts, while at the same time providing for tight focus on both compliance with applicable laws and regulations and a positive customer experience. We believe that our law firm model promotes the highest ethical standards in the industry as our branch offices maintain both SquareTwo’s commitment to the Fair Square Promise which embodies our stringent compliance standards as well as the obligations imposed by membership in the bar associations of the respective states in which their attorneys are licensed to practice law. In addition to these compliance and collections benefits, we believe that law firms generally provide a more professional environment than traditional call centers, helping our offices to more effectively attract and retain quality collectors. Additionally, SquareTwo provides branch offices with training and comprehensive business and operational support to ensure that their relationship with our customers reflects our desire to help customers resolve their financial obligations in a respectful manner.

During fourth quarter of 2013, we announced a process of optimizing our operations in the United States. As part of this process, we are transitioning our state based network of branch offices to a regional structure composed of fewer but larger branch offices. The will enable SquareTwo to continue implementing best practices and further strengthen our position as a singular organization with a uniform presence in all 50 states. As part of these changes, we terminated five of our branch office relationships and license agreements at an estimated cost of $4.9 million. While the full amount was expensed in 2013 and included in the other direct operating expenses line item in our consolidated statements of operations, the amount of termination fees paid as of December 31, 2013 was $1.2 million. We believe that the new regional structure will streamline our U.S. operations and therefore positively impact our future Domestic segment operating costs.

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them at the appropriate pricing. We have a dedicated Business Development team that generates portfolio acquisition opportunities in the markets in which we operate and works with our Decision Science team to prepare pricing models and perform account-level analysis. Historically, we have purchased charged-off receivables from seven of the ten largest U.S. credit card issuers, as well as from super-regional and regional banks and other issuers of credit. Potential purchasing opportunities are reviewed in detail by our Decision Science department, which is responsible for preparing forecasted cash flows from each purchase based on our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our investment committee, which includes members of our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We target purchases that meet return thresholds determined by our investment committee. In times of increased pricing in the market, we may accept a lower return, while still maintaining our yield-based purchasing strategy. In addition to the credit card and consumer loan business, we are actively engaged in the development of business opportunities in purchasing other forms of charged-off domestic and Canadian financial obligations.

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of purchased debt assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales and recourse. We earn royalties from our offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE. We also earn contingent debt revenue via the management of collection efforts through our branch offices, or in-house in the case of our contingent business in Canada, on behalf of other owners of charged-off receivables, for which we are paid a fee per dollar collected.

Expenses

Collection Expenses on Purchased Debt

Collection expenses on purchased debt represent the direct costs of collections related to our purchased debt. The majority of our direct expenses represent the fees that we pay to our offices based on their collections on our purchased debt. The fee we pay to our offices varies depending on the age and type of purchased debt and certain network performance targets and other operational factors. In Canada, collection expenses include the cost of our collectors as well as fees paid to outside agencies with whom we place certain accounts.

Collection Expenses on Contingent Debt

Collection expenses on contingent debt represent the direct cost of collections on our contingent debt and are predominantly comprised of the fees paid to our offices on their collections on contingent debt.

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

Other Direct Operating Expenses

Other direct operating expenses represent other costs of collections, primarily on purchased debt. Included in other direct operating expenses are direct legal compliance and certain other operating and branch office costs. Additionally, other direct operating expenses include the amounts paid to our commercial debt collectors employed by SquareTwo Commercial Funding.

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

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the intangible value of our internally developed proprietary collection platform eAGLE, which is used by our offices.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Purchasing Activity

The following table summarizes the purchasing activity for the year ended December 31, 2013 ("2013") compared to the year ended December 31, 2012 ("2012"):

	Year Ended
Purchasing Activity ($ in thousands)	December 31,
	2013	2012	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$1,572,612	$2,432,459	$(859,847)	(35.3)%
Price	197,420	222,055	(24,635)	(11.1)%
Price (%)	12.6%	9.1%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	800,694	899,340	(98,646)	(11.0)%
Price	40,912	29,233	11,679	40.0%
Price (%)	5.1%	3.3%
Other(2)
Face	450,368	423,649	26,719	6.3%
Price	19,778	21,469	(1,691)	(7.9)%
Price (%)	4.4%	5.1%
Purchased Debt - Total
Face	$2,823,674	$3,755,448	$(931,774)	(24.8)%
Price	258,110	272,757	(14,647)	(5.4)%
Price (%)	9.1%	7.3%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $1.6 billion of face value receivables at a price of $197.4 million during 2013, compared to $2.4 billion of face value receivables at a price of $222.1 million in 2012. Our average price for credit card/consumer loan - fresh purchases increased from 9.1% to 12.6% due to a reduction in the supply of charged-off receivables and increased competition in the market. Prices continued to increase steadily during 2013, generally without a corresponding increase in the quality of the offered portfolios. We attribute this price increase primarily to decreased supply from financial institutions as a result of the uncertainty stemming from the CFPB’s expressed intention to issue new regulations. In addition, we believe certain competitors added to the already existing pricing pressure by occasionally bidding what we consider to be uneconomic prices.

While we maintained a disciplined acquisitions strategy, we did accept lower returns on certain purchases relative to prior years, which resulted in the overall target gross return for the 2013 purchases being lower than 2012 purchases. Refer to the Supplemental Performance Data for further information regarding purchases made during 2013.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $800.7 million of face value receivables at a price of $40.9 million during 2013, compared to $899.3 million of face value receivables at a price of $29.2 million during 2012. Despite an increase in prices compared to 2012, the increase of 40.0% in capital deployed during 2013 was due to more favorable opportunities for capital deployment in the non-fresh category compared to fresh.

Other
Other purchases consist of commercial, student loan, and medical purchases. Other purchases were $450.4 million in face at a price of $19.8 million during 2013, compared to $423.6 million in face at a price of $21.5 million in 2012, representing an increase of 6.3% in face and a decrease of 7.9% in capital deployed. The decrease in price from 5.1% to 4.4% is due to the mix of products purchased during 2013. While purchases of commercial accounts remained relatively consistent in terms of both face and price, we acquired considerably more student loan assets in late 2013 at a lower price compared to 2012. Also, we purchased a very small amount of medical debt early in 2013 and are currently not actively pursuing medical accounts.

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

The following table summarizes the cash proceeds activity for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended
	December 31,
Cash Proceeds ($ in thousands)	2013	2012	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$306,222	$381,651	$(75,429)	(19.8)%
Legal collections	212,529	177,201	35,328	19.9%
Other collections(1)	23,198	19,267	3,931	20.4%
Total collections	541,949	578,119	(36,170)	(6.3)%
Sales & recourse	21,760	29,898	(8,138)	(27.2)%
Total cash proceeds on purchased debt	$563,709	$608,017	$(44,308)	(7.3)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $306.2 million during 2013 compared to $381.7 million during 2012, representing a decrease of $75.4 million or 19.8%. This decrease is driven primarily by lower face value of purchases in 2013 and therefore less inventory in the voluntary, non-legal channel. Credit card/consumer loan non-legal collections represented 54.3% and 62.8% of total cash proceeds on purchased debt in 2013 and 2012, respectively.

Legal Collections

Credit card and consumer loan legal collections were $212.5 million during 2013 compared to $177.2 million during 2012. The increase of $35.3 million or 19.9% is attributable to increased purchasing volumes of high quality fresh accounts during 2011 and 2012 entering the legal channel during 2013. The lag is due to the fact that we make every effort to resolve the customers’ debts in the non-legal channel before we commence any collection attempt or suit in the legal channel. Credit card/consumer loan legal collections represented 37.7% and 29.1% of total cash proceeds on purchased debt in 2013 and 2012, respectively.

Other Collections

Other collections were $23.2 million during 2013 compared to $19.3 million during 2012, an increase of $3.9 million or 20.4%. The increase in other collections was primarily a result of a $6.6 million or 60.1% increase in commercial collections due to an increasing commercial asset base. This is offset by a $1.9 million or 29.6% decrease in student loan collections, primarily due to the majority of student loan purchases being made in late 2013.

Sales and Recourse Proceeds

Sales and recourse proceeds were $21.8 million during 2013 compared to $29.9 million in 2012. We periodically sell accounts based on operational considerations, market pricing, or capacity constraints within our offices. We do not view the sale of accounts as being an ongoing core strategy.

Consolidated Results

The following table summarizes the results of our operations for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended
	December 31,
Consolidated Results ($ in thousands)	2013	2012	$ Variance	% Variance
Revenues
Revenues on:
Purchased debt, net	$337,578	$353,360	$(15,782)	(4.5)%
Contingent debt	615	785	(170)	(21.7)%
Other revenue	60	132	(72)	(54.5)%
Total revenues	338,253	354,277	(16,024)	(4.5)%
Expenses
Collection expenses on:
Purchased debt	171,622	189,209	(17,587)	(9.3)%
Contingent debt	11	57	(46)	(80.7)%
Court costs, net	40,155	37,317	2,838	7.6%
Other direct operating expenses	17,551	7,801	9,750	125.0%
Salaries and payroll taxes	26,348	26,136	212	0.8%
General and administrative	14,418	12,653	1,765	13.9%
Depreciation and amortization	7,986	6,860	1,126	16.4%
Total operating expenses	278,091	280,033	(1,942)	(0.7)%
Operating income	60,162	74,244	(14,082)	(19.0)%
Other expenses
Interest expense	45,984	48,456	(2,472)	(5.1)%
Other expense (income)	3,872	(2,261)	6,133	(1)
Total other expenses	49,856	46,195	3,661	7.9%
Income before income taxes	10,306	28,049	(17,743)	(63.3)%
Income tax expense	(5,243)	(5,435)	192	3.5%
Net income	$5,063	$22,614	$(17,551)	(77.6)%
(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $337.6 million during 2013 compared to $353.4 million during 2012, a decrease of $15.8 million or 4.5%. This decrease was predominantly driven by a $10.6 million decrease in gross revenues on cost recovery assets, which was in line with the decrease in cost recovery proceeds and our cost recovery asset base as we started placing our Canadian asset purchases on level yield accounting in January 2012. In addition, the amortization rate on our cost recovery assets, or the rate at which proceeds were applied to purchased debt principal rather than revenue, increased slightly in 2013, which indicates that a greater proportion of proceeds was received on newer unamortized assets.

Gross revenues on level yield assets decreased $2.3 million due to a decrease in the weighted average level yield portfolio internal rate of return ("IRR"). Due to higher prices for level yield assets purchased during 2013, our return expectations were lower than we have historically accepted in underwriting, resulting in a lower IRR on those portfolios. Partially offsetting the decrease attributable to the decrease in IRR, was an increase in the average carrying value of level yield purchased debt assets from $226.6 million to $242.6 million.

In addition, purchased debt royalties decreased $2.7 million, or 20.7%, which was a direct result of a 21.2% decrease in domestic voluntary, non-legal collections.

Net non-cash valuation allowance reversals were consistent at $6.6 million during 2013 compared to $7.7 million during 2012. The non-cash valuation allowance reversals in both years related primarily to overperformance on 2007 and 2008 level yield pools relative to previously reduced expected proceeds, which were partially offset by non-cash valuation allowance charges on certain cost recovery assets.

Collection Expenses on Purchased Debt

Collection expenses on purchased debt were $171.6 million during 2013 compared to $189.2 million during 2012. Collection expenses on purchased debt are driven by purchased debt collections, and the decrease of $17.6 million or 9.3% was due primarily to the decrease in total purchased debt collections of 6.3%.

Court Costs, Net

Court costs, net were $40.2 million in 2013 compared to $37.3 million in 2012. The increase of 7.6% was largely the result of increased purchasing volumes of high quality paper in 2011 and early 2012, a portion of which entered the legal channel in 2013. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several years. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expenses

Other direct operating expenses were $17.6 million in 2013, which represented an increase of $9.8 million or 125.0% from 2012. This increase was attributable to ongoing investments in our branch offices and operational improvements. As part of ongoing operational improvements, SquareTwo centralized certain costs previously borne by our branch offices, which we anticipate will decrease future collection expenses for both our branch offices and SquareTwo. In addition, this line item includes $4.9 million of expense related to the termination of five branch office relationships and license agreements in connection with our optimization of the U.S. segment operations.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect", which includes collection expenses on purchased debt, court costs, gross, and other direct operating expenses. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections.

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the years ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended
	December 31,
Costs to Collect ($ in thousands)	2013	2012	$ Variance	% Variance
Total collections	541,949	578,119	$(36,170)	(6.3)%

Costs to collect(1)(2)	225,807	235,945	(10,138)	(4.3)%
Costs to collect as a % of collections	41.7%	40.8%

Costs to collect excluding court costs(2)	184,273	197,010	(12,737)	(6.5)%
Costs to collect excluding court costs as a % of collections	34.0%	34.1%
(1)    Excludes court cost recoveries of $1.4 million and $1.6 million, respectively, to arrive at gross court costs.
(2)    Excludes termination fees of $4.9 million discussed further in Other direct operating expenses.

General and Administrative Expenses

General and administrative expenses were $14.4 million in 2013, compared to $12.7 million in 2012. The increase of $1.8 million or 13.9% was primarily attributable to increased travel related expenses including a full year of operating lease payments on the Company's corporate plane, as well as recruiting and event expenses. During part of 2012, the Company owned and operated a different plane financed by a note payable, the accounting for which primarily affected the interest expense line item. The plane was sold during the second quarter of 2012.

Depreciation and Amortization

Depreciation and amortization was $8.0 million in 2013, compared to $6.9 million in 2012. The increase related to depreciation on additional capitalization related to ongoing improvements to our proprietary collection system, eAGLE.

Other Expense (Income)

Other expense recognized in 2013 consisted of $1.5 million related to the harmonized sales tax ("HST") assessment in Canada. See Note 11 to the consolidated financial statements for further discussion. In addition, we prepaid and satisfied all future obligations under a residual interest arrangement with a former lender. Previous payments under this lending arrangement were recorded as interest expense. Other income recognized in 2012 was primarily related to a gain on disposition of the Company's corporate plane, net of transaction costs.

Income Tax Expense

Total income tax expense in 2013 decreased to $5.2 million from $5.4 million in 2012.  This change was driven by a $1.0 million decrease in current income tax expense in Canada resulting from lower pretax earnings in 2013, which was partially offset by a $0.6 million increase in current state expense in the U.S. The current state expense in the U.S. was due to the Company not being able to fully utilize its net operating losses in one state as a result of that state’s cap on utilization of net operating losses in 2013. This limitation expired December 31, 2013. The remainder of the decrease in the overall income tax expense in 2013 is attributable to a $0.2 million increase in deferred state taxes in the U.S.

For the year ended December 31, 2013, the combined state, federal and Canadian tax rate from operations was 50.9%. The increase in the effective tax rate from 2012 is primarily attributable to an increase in the estimated future state tax rate resulting from a greater apportionment of income to states with higher tax rates, as well an increase in the valuation allowance resulting from an increase in net deferred tax assets.

The Company did not assert indefinite reinvestment of its 2013 Canadian earnings and repatriated $7.3 million, before $0.4 million Canadian withholding tax, during the third quarter of 2013. Both this distribution and the remaining undistributed 2013 Canadian earnings and profits have been accounted for in the provision for U.S. income taxes at December 31, 2013, including the impact of foreign tax credits, withholding taxes, and related valuation allowance.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended
	December 31,
Adjusted EBITDA ($ in thousands)	2013	2012	$ Variance	% Variance
Voluntary, non-legal collections	$306,222	$381,651	$(75,429)	(19.8)%
Legal collections	212,529	177,201	35,328	19.9%
Other collections(1)	23,198	19,267	3,931	20.4%
Sales & recourse	21,760	29,898	(8,138)	(27.2)%
Contribution of other business activities(2)	11,108	14,067	(2,959)	(21.0)%
Total inflows	574,817	622,084	(47,267)	(7.6)%

Collection expenses on:
Purchased debt	171,622	189,209	(17,587)	(9.3)%
Contingent debt	11	57	(46)	(80.7)%
Court costs, net	40,155	37,317	2,838	7.6%
Other direct operating expenses	17,551	7,801	9,750	125.0%
Salaries, general and administrative expenses	40,766	38,789	1,977	5.1%
Other(3)	4,360	3,130	1,230	39.3%
Total outflows	274,465	276,303	(1,838)	(0.7)%
Adjustments(4)	8,028	2,510	5,518	219.8%
Adjusted EBITDA	$308,380	$348,291	$(39,911)	(11.5)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

(2)    Includes royalties on purchased debt, revenues on contingent debt, and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include the non-cash expense related to option grants of Parent’s equity granted to our employees, directors and branch office owners, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The increase in Adjustments in 2013 compared to 2012 is primarily attributable to termination fees related to separation agreements with certain of our branch offices, the HST assessment in Canada, and satisfaction of a residual interest arrangement with a former lender during 2013, all discussed in the Results of Operations section herein.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Year Ended
Reconciliation of Net Income to Adjusted EBITDA ($ in thousands)	December 31,
	2013	2012	$ Variance	% Variance
Net income	$5,063	$22,614	$(17,551)	(77.6)%
Interest expense	45,984	48,456	(2,472)	(5.1)%
Interest income	(103)	(77)	(26)	(33.8)%
Income tax expense	5,243	5,435	(192)	(3.5)%
Depreciation and amortization	7,986	6,860	1,126	16.4%
EBITDA	64,173	83,288	(19,115)	(23.0)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	241,561	272,767	(31,206)	(11.4)%
Amortization of step-up of carrying value(2)	107	142	(35)	(24.6)%
Purchased debt valuation allowance reversals(3)	(6,648)	(7,737)	1,089	14.1%
Certain other or non-cash expenses
Stock option expense(4)	128	152	(24)	(15.8)%
Net gain on sale of property and equipment	—	(2,679)	2,679	(6)
Termination fees	4,900	—	4,900	(6)
Other(5)	4,159	2,358	1,801	76.4%
Adjusted EBITDA	$308,380	$348,291	$(39,911)	(11.5)%
(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of the Company by Parent.

(3)    Represents non-cash valuation allowance reversals on purchased debt.

(4)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and branch office owners.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The increase in Other in 2013 compared to 2012 is attributable to the HST assessment in Canada and satisfaction of a residual interest arrangement with a former lender during 2013, both discussed in the Results of Operations section herein.

(6)    Not meaningful.

The table below reconciles net cash flows from operations to Adjusted EBITDA:

	Year Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	December 31,
	2013	2012	$ Variance	% Variance
Net cash provided by operating activities	$15,045	$23,479	$(8,434)	(35.9)%
Proceeds applied to purchased debt principal(1)	241,561	272,767	(31,206)	(11.4)%
Interest expense to be paid in cash(2)	42,782	44,833	(2,051)	(4.6)%
Interest income	(103)	(77)	(26)	(33.8)%
Amortization of prepaid and other non-cash expenses	(4,658)	(836)	(3,822)	(6)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(4,899)	(1,065)	(3,834)	(6)
Other operating assets and liabilities and deferred taxes(4)	4,350	4,076	274	6.7%
Income tax expense	5,243	5,435	(192)	(3.5)%
Net gain on sale of property and equipment	—	(2,679)	2,679	(6)
Termination fees	4,900	—	4,900	(6)
Other(5)	4,159	2,358	1,801	76.4%
Adjusted EBITDA	$308,380	$348,291	$(39,911)	(11.5)%
(1)    Cash proceeds applied to purchased debt principal are shown in the investing activities section of the consolidated statements of cash flows.

(2)    Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)    Represents the change in restricted cash balances for the period due to the timing of payments on our lines of credit and semi-annual interest payments on our Senior Second Lien Notes.

(4)    The amount represents timing differences due to the recognition of certain expenses and revenue items on a cash versus accrual basis.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The increase in Other in 2013 compared to 2012 is attributable to the HST assessment in Canada and satisfaction of a residual interest arrangement with a former lender during 2013, both discussed in the Results of Operations section herein.

(6)    Not meaningful.

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

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $2.4 billion of face value receivables at a price of $222.1 million during 2012, compared to $2.9 billion of face value receivables at a price of $231.4 million in 2011, a decrease of 16.1% in face and a decrease of 4.0% in purchase price. Market prices were competitive during 2012, especially in the market for fresh consumer paper. We carefully evaluated the details of each opportunity in this category of receivables, and purchased only those portfolios which we believe will meet our net return thresholds.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $899.3 million of face value receivables at a price of $29.2 million during 2012, compared to $549.7 million of face value receivables at a price of $21.5 million during 2011. The increase of 63.6% in face value and 35.9% in price paid demonstrates our continued expansion into credit card/consumer loan - non-fresh asset types and our view that there were more favorable opportunities for expansion in 2012 in the non-fresh category compared to fresh.

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

Sales and Recourse Proceeds

Sales and recourse proceeds were $29.9 million during 2012 compared to $22.8 million in 2011. We periodically sell accounts based on operational considerations, market pricing, or capacity constraints within our offices.

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

(1)    Not meaningful.

Revenues on Purchased Debt, Net

Purchased debt, net revenues were $353.4 million during 2012 compared to $227.1 million during 2011, an increase of $126.3 million or 55.6%. This increase was predominantly driven by a $93.4 million increase in gross revenues on level yield assets and a $3.9 million increase in purchased debt royalties, which was partially offset by a $4.2 million decrease in gross revenues on cost recovery assets. In addition, we recorded net reversals of non-cash valuation allowances of $7.7 million during 2012 compared to $25.8 million non-cash valuation allowance charges taken in 2011. The non-cash valuation allowance reversals taken during 2012 related primarily to over-performance on 2007 and 2008 level yield pools relative to previously reduced expected proceeds.

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

Other Direct Operating Expenses

Other direct operating expenses were $7.8 million in 2012, which represented an increase of $1.0 million or 14.3% from 2011. This increase was attributable to technology support costs and other operating and branch office costs associated with operational growth.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect", which includes collection expenses on purchased debt, court costs, gross, and other direct operating expenses. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections.

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the years ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended
	December 31,
Costs to Collect ($ in thousands)	2012	2011	$ Variance	% Variance
Total collections	578,119	447,851	$130,268	29.1%

Costs to collect(1)	235,945	180,038	55,907	31.1%
Costs to collect as a % of collections	40.8%	40.2%

Costs to collect excluding court costs	197,010	151,079	45,931	30.4%
Costs to collect excluding court costs as a % of collections	34.1%	33.7%
(1)    Excludes court cost recoveries of $1.6 million and $2.7 million, respectively, to arrive at gross court costs.

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

Adjusted EBITDA

The following table summarizes our Adjusted EBITDA for 2012 compared to 2011:

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

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include the non-cash expense related to option grants of Parent’s equity granted to our employees, directors and branch office owners, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, and severance expense.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Year Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA ($ in thousands)	December 31,
	2012	2011	$ Variance	% Variance
Net income (loss)	$22,614	$(41,121)	$63,735	(6)
Interest expense	48,456	49,113	(657)	(1.3)%
Interest income	(77)	(1,675)	1,598	95.4%
Income tax expense	5,435	2,805	2,630	93.8%
Depreciation and amortization	6,860	5,264	1,596	30.3%
EBITDA	83,288	14,386	68,902	(6)
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	272,767	223,619	49,148	22.0%
Amortization of step-up of carrying value(2)	142	274	(132)	(48.2)%
Purchased debt valuation allowance (reversals) charges(3)	(7,737)	25,764	(33,501)	(130.0)%
Certain other or non-cash expenses
Stock option expense(4)	152	301	(149)	(49.5)%
Net gain on sale of property and equipment	(2,679)	—	(2,679)	(6)
Other(5)	2,358	1,336	1,022	76.5%
Adjusted EBITDA	$348,291	$265,680	$82,611	31.1%
(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of the Company by Parent.

(3)    Represents non-cash valuation allowance (reversals) charges on purchased debt.

(4)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and branch office owners.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, and severance expense.

(6)    Not meaningful.

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

	Year Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	December 31,
	2012	2011	$ Variance	% Variance
Net cash provided by operating activities	$23,479	$18,688	$4,791	25.6%
Proceeds applied to purchased debt principal(1)	272,767	223,619	49,148	22.0%
Interest expense to be paid in cash(2)	44,833	45,602	(769)	(1.7)%
Interest income	(77)	(1,675)	1,598	95.4%
Amortization of prepaid and other non-cash expenses	(836)	(2,673)	1,837	68.7%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(1,065)	488	(1,553)	(6)
Other operating assets and liabilities and deferred taxes(4)	4,076	(22,510)	26,586	118.1%
Income tax expense	5,435	2,805	2,630	93.8%
Net gain on sale of property and equipment	(2,679)	—	(2,679)	(6)
Other(5)	2,358	1,336	1,022	76.5%
Adjusted EBITDA	$348,291	$265,680	$82,611	31.1%
(1)    Cash proceeds applied to purchased debt principal are shown in the investing activities section of the consolidated statements of cash flows.

(2)    Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)    Represents the change in restricted cash balances for the period due to the timing of payments on our lines of credit and semi-annual interest payments on our Senior Second Lien Notes.

(4)    The amount represents timing differences due to the recognition of certain expenses and revenue items on a cash versus accrual basis.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, and severance expense.

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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

	Year Ended
Domestic Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Purchases - face	$2,607,405	$3,266,047	$3,399,003	(20.2)%	(3.9)%
Purchases - price	240,595	246,011	244,959	(2.2)%	0.4%
Purchases - price (%)	9.2%	7.5%	7.2%
Cash proceeds on purchased debt	515,696	560,808	434,740	(8.0)%	29.0%
Total revenues	309,570	324,645	215,030	(4.6)%	51.0%
Adjusted EBITDA(1)	273,475	311,168	236,130	(12.1)%	31.8%
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

Purchases

Fiscal year 2013 compared with fiscal year 2012

Total U.S. purchases decreased $658.6 million or 20.2% in face and $5.4 million or 2.2% in price paid. Capital deployed for credit card/consumer loan - fresh debt decreased $18.6 million. Our average price for credit card/consumer loan - fresh increased from 9.2% to 12.7%, which we generally attribute to decreased supply from financial institutions as a result of the uncertainty in the current regulatory environment. Capital deployed for credit card/consumer loan - non-fresh debt increased $14.9 million, due to more favorable opportunities in the non-fresh category compared to fresh. Purchases of commercial accounts remained relatively consistent in terms of both face and price, but we acquired considerably more student loan assets in late 2013 at a lower price compared to 2012.

Fiscal year 2012 compared with fiscal year 2011

Total U.S. purchases decreased $133.0 million or 3.9% in face, and increased $1.1 million or 0.4% in price paid. Market prices on purchased debt were competitive throughout 2013, especially on credit card/consumer loan - fresh debt. We continued to purchase only those portfolios which we believe will meet our net return thresholds. Our purchasing mix included diversified investments. Our fresh credit card and consumer loan purchases were lower by 17.5% in terms of capital outlay, while our purchases of non-fresh credit card and consumer loan debt and commercial debt increased 64.8% and 71.6%, respectively, due to both pricing considerations and our diversification strategy.

Cash Proceeds

Fiscal year 2013 compared with fiscal year 2012

Domestic total cash proceeds decreased $45.1 million. The largest driver was a $75.0 million decrease in credit card/consumer loan voluntary, non-legal collections, due to lower face value of purchases in 2013 and therefore less inventory in the voluntary, non-legal channel. In addition, domestic sales and recourse proceeds decreased $7.8 million. Partially offsetting these decreases was a $38.3 million increase in legal collections, attributable to increased purchasing volumes of high quality fresh accounts during 2011 and 2012 entering the legal channel during 2013.

Fiscal year 2012 compared with fiscal year 2011

Domestic total cash proceeds increased $126.1 million. Credit card and consumer loan voluntary, non-legal collections were the largest driver of the increase, growing $74.7 million or 28.3%. This is due to an accelerated pace of collections and higher purchasing volumes in 2011 and 2012. Credit card and consumer loan legal proceeds increased by $35.9 million or 26.0% in 2012, as purchase volumes from 2011 moved into the legal channel. Additionally, commercial collections increased $7.2 million or 186.8% due to operational advancements and growth of our commercial business line.

Total Revenue

Fiscal year 2013 compared with fiscal year 2012

Total domestic revenues decreased $15.1 million or 4.6%, primarily driven by a $14.9 million decrease in revenues on purchased debt, net. Gross revenues on level yield assets decreased by $6.4 million, due to a decrease in the weighted average level yield portfolio IRR. Due to higher prices for domestic level yield assets purchased during 2013, our return expectations were lower than we have historically accepted in underwriting, resulting in a lower IRR on those portfolios. Partially offsetting the decrease in IRR, was an increase in the average carrying value of domestic level yield purchased debt assets. In addition, gross revenues on cost recovery assets decreased $5.6 million. The amortization rate on domestic cost recovery assets was slightly higher in 2013, which indicates a greater proportion of proceeds was received on newer unamortized assets. The remaining difference was a $2.7 million decrease in purchased debt royalties, which was in line with the decrease in domestic voluntary, non-legal collections.

Fiscal year 2012 compared with fiscal year 2011

Total revenues increased $109.6 million or 51.0%, which is primarily driven by revenues on purchased debt, net. Revenues on purchased debt, net, increased $112.7 million. As a result of strong collection performance relative to expected proceeds, we increased the IRRs on nine of our 2009-2011 quarterly level yield pools during 2012. Gross revenues on level yield assets, prior to the impact of any non-cash valuation allowance, and royalties increased $85.6 million or 45.9%.

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

Adjusted EBITDA

Fiscal year 2013 compared with fiscal year 2012

Domestic Adjusted EBITDA decreased $37.7 million or 12.1%, primarily driven by the decrease in cash proceeds on purchased debt of $45.1 million. As a result, costs to collect decreased by $12.4 million.

Fiscal year 2012 compared with fiscal year 2011

Domestic Adjusted EBITDA increased $75.0 million or 31.8%, which was commensurate with the percentage increase in cash proceeds on purchased debt of $126.1 million or 29.0%. Adjusted EBITDA increased at a slightly higher rate as a result of proceeds growth outpacing our growth in costs.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

	Year Ended
Canada Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Purchases - face	$216,269	$489,401	$496,872	(55.8)%	(1.5)%
Purchases - price	17,515	26,746	22,745	(34.5)%	17.6%
Purchases - price (%)	8.1%	5.5%	4.6%
Cash proceeds on purchased debt	48,013	47,209	35,940	1.7%	31.4%
Total revenues	28,683	29,632	15,809	(3.2)%	87.4%
Adjusted EBITDA(1)	34,905	37,123	29,550	(6.0)%	25.6%
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

Purchases

Fiscal year 2013 compared with fiscal year 2012

Purchases by our Canada segment decreased $273.1 million in face purchased and $9.2 million in capital deployed. Canada's purchases during 2013 were primarily comprised of debt purchased through ongoing forward flow relationships, while purchases during 2012 included both forward flow purchases and several large, one-time purchases. Market competition continued to result in upward pressure on pricing throughout 2013. Credit card/consumer loan - fresh purchases decreased $105.5 million in face value and $6.0 million in capital deployed. Credit card/consumer loan - non-fresh purchases decreased $167.6 million in face value and $3.2 million in capital deployed.

Fiscal year 2012 compared with fiscal year 2011

Purchases by our Canada segment decreased $7.5 million in face purchased, and increased $4.0 million in purchase price. The increase in purchase price and decrease in face was primarily the result of competitive pricing in the credit card/consumer loan- fresh market. During 2012, Canada purchased credit card/consumer - fresh assets of $222.7 million in face at a price of $18.3 million compared to $233.5 million in face at a price of $14.3 million in 2011. Canadian credit card/consumer loan - non-fresh purchases in 2012 were $266.7 million in face at a price of $8.4 million compared to $263.3 million in face at a price of $8.4 million in 2011.

Cash Proceeds

Fiscal year 2013 compared with fiscal year 2012

Canada's total cash proceeds increased $0.8 million or 1.7%. This increase was due primarily to a $1.6 million increase in legal collections, partially offset by a $0.4 million decrease in voluntary, non-legal collections and a $0.3 million decrease in recourse proceeds.

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

Total Revenue

Fiscal year 2013 compared with fiscal year 2012

Total revenues from our Canada segment decreased $0.9 million or 3.2% in 2013. The decrease was due to a $5.0 million decrease in gross revenues on cost recovery assets, which was in line with the decrease in cost recovery proceeds and our cost recovery asset base as we started placing our Canadian asset purchases on level yield accounting in January 2012. Offsetting the decrease was a $4.1 million increase in gross revenues on level yield assets, as the level yield asset base continued to grow.

Fiscal year 2012 compared with fiscal year 2011

Total revenues from our Canada segment increased $13.8 million or 87.4% in 2012. This increase was due to the implementation of level yield accounting on new Canadian purchases in 2012, as well as strong collection performance on older vintages. Gross revenues on level yield assets contributed $7.9 million to 2012 total revenue. Additionally, revenues on cost recovery assets amounted to $21.1 million in 2012, which was an increase of $5.7 million or 37.2% from 2011.

Adjusted EBITDA

Fiscal year 2013 compared with fiscal year 2012

Canada Adjusted EBITDA decreased $2.2 million or 6.0%. Costs to collect increased $2.2 million, partially offset by a $0.8 million increase in cash proceeds on purchased debt. The remaining decrease was due to a write-off of certain tax credits.

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

U.S. Purchased Debt Portfolio as of December 31, 2013 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$1,957	—%	$2,092,184	$4,445	$2,096,629	2.34x
2007	236,005	(59,417)	6,106	3%	344,362	9,686	354,048	1.50x
2008	226,030	(69,606)	9,458	4%	329,936	17,430	347,366	1.54x
2009	105,157	(1,130)	3,566	3%	203,701	20,407	224,108	2.13x
2010	164,117	(1,975)	3,133	2%	368,148	70,248	438,396	2.67x
2011	244,959	(2,917)	18,322	7%	479,608	145,252	624,860	2.55x
2012	246,011	(3,843)	60,096	24%	339,701	214,774	554,475	2.25x
2013	240,595	(545)	160,211	67%	122,488	303,246	425,734	1.77x
Total	$2,359,214	$(143,668)	$262,849		$4,280,128	$785,488	$5,065,616	2.15x

(1)    Purchase price represents cost of each purchase.

(2)    Valuation allowance represents the total valuation allowance on our purchased debt, net of reversals.

(3)    Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the impact of the branch office asset purchase program (discontinued).

(4)    Percentage of carrying value unamortized represents the carrying value divided by the purchase price.

(5)    Although we receive cash proceeds related to purchases with an age greater than 108 months, we do not forecast cash proceeds for these purchases beyond 108 months due to the unpredictable nature of those cash proceeds.

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of December 31, 2013 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance(2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,337	$87	$9,424	1.60x
2007	7,889	—	—	—%	14,516	333	14,849	1.88x
2008	6,282	—	—	—%	8,895	426	9,321	1.48x
2009	3,350	—	—	—%	8,571	1,105	9,676	2.89x
2010	7,706	—	—	—%	26,271	3,615	29,886	3.88x
2011	22,745	—	612	3%	51,076	9,385	60,461	2.66x
2012	26,746	—	4,520	17%	38,266	15,542	53,808	2.01x
2013	17,515	—	7,511	43%	13,282	24,880	38,162	2.18x
Total	$98,118	$—	$12,643		$170,214	$55,373	$225,587	2.30x
(1)    Converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Converted to U.S. dollars using the exchange rate as of December 31, 2013.

Consolidated Purchased Debt Portfolio as of December 31, 2013 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$1,957	—%	$2,101,521	$4,532	$2,106,053	2.33x
2007	243,894	(59,417)	6,106	3%	358,878	10,019	368,897	1.51x
2008	232,312	(69,606)	9,458	4%	338,831	17,856	356,687	1.54x
2009	108,507	(1,130)	3,566	3%	212,272	21,512	233,784	2.15x
2010	171,823	(1,975)	3,133	2%	394,419	73,863	468,282	2.73x
2011	267,704	(2,917)	18,934	7%	530,684	154,637	685,321	2.56x
2012	272,757	(3,843)	64,616	24%	377,967	230,316	608,283	2.23x
2013	258,110	(545)	167,722	65%	135,770	328,126	463,896	1.80x
Total	$2,457,332	$(143,668)	$275,492		$4,450,342	$840,861	$5,291,203	2.15x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of December 31, 2013.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of December 31, 2013 will generate a total of approximately $785.5 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$3,983	$462	$—	$—	$—	$—	$—	$—	$4,445
2007	6,248	3,009	429	—	—	—	—	—	9,686
2008	10,699	6,245	486	—	—	—	—	—	17,430
2009	8,280	5,833	3,943	2,007	344	—	—	—	20,407
2010	26,647	17,513	12,706	8,472	4,221	689	—	—	70,248
2011	61,185	31,231	21,321	15,701	10,319	4,861	634	—	145,252
2012	95,127	48,912	26,476	17,748	13,228	8,714	4,060	509	214,774
2013	119,057	81,517	42,769	22,173	15,858	11,143	7,205	3,524	303,246
Total	$331,226	$194,722	$108,130	$66,101	$43,970	$25,407	$11,899	$4,033	$785,488
Cumulative Percent	42.2%	67.0%	80.7%	89.1%	94.7%	98.0%	99.5%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase:

U.S. Period of Proceeds ($ in thousands)

Purchase Year	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
1998	$709	$1,673	$772	$572	$290	$112	$63	$30	$17	$12	$13	$7	$9	$5	$—	$—	$4,284
1999	—	7,041	8,453	4,009	2,261	1,123	595	318	278	155	72	108	50	26	21	19	24,529
2000	—	—	47,243	29,796	15,413	8,345	4,163	2,489	1,621	971	644	390	305	151	140	66	111,737
2001	—	—	—	49,207	45,204	22,184	13,783	8,407	5,769	3,264	1,879	1,469	936	605	356	329	153,392
2002	—	—	—	—	70,788	55,896	30,726	21,975	16,494	9,394	5,138	3,245	2,363	1,555	960	686	219,220
2003	—	—	—	—	—	106,615	90,258	58,067	47,535	32,633	16,765	10,525	7,418	5,091	3,194	2,190	380,291
2004	—	—	—	—	—	—	88,317	76,921	57,402	46,266	24,853	15,268	10,746	7,226	4,765	3,475	335,239
2005	—	—	—	—	—	—	—	88,602	125,408	90,332	51,421	27,487	17,272	11,538	7,723	5,386	425,169
2006	—	—	—	—	—	—	—	—	112,804	155,781	80,045	38,279	22,066	14,213	9,079	6,056	438,323
2007	—	—	—	—	—	—	—	—	—	98,929	111,049	54,363	34,500	21,178	14,424	9,919	344,362
2008	—	—	—	—	—	—	—	—	—	—	98,025	88,017	65,471	38,416	24,983	15,024	329,936
2009	—	—	—	—	—	—	—	—	—	—	—	49,074	71,698	41,300	27,948	13,681	203,701
2010	—	—	—	—	—	—	—	—	—	—	—	—	90,429	130,132	94,374	53,213	368,148
2011	—	—	—	—	—	—	—	—	—	—	—	—	—	163,304	196,236	120,068	479,608
2012	—	—	—	—	—	—	—	—	—	—	—	—	—	—	176,605	163,096	339,701
2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	122,488	122,488
Total	$709	$8,714	$56,468	$83,584	$133,956	$194,275	$227,905	$256,809	$367,328	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$515,696	$4,280,128

The following chart represents our historical proceeds on owned debt by quarter, with collections shown in black and sales & recourse in gray:

Quarterly Cash Proceeds ($ in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Q2 1999
Q4 1999
Q2 2000
Q4 2000
Q2 2001
Q4 2001
Q2 2002
Q4 2002
Q2 2003
Q4 2003
Q2 2004
Q4 2004
Q2 2005
Q4 2005
Q2 2006
Q4 2006
Q2 2007
Q4 2007
Q2 2008
Q4 2008
Q2 2009
Q4 2009
Q2 2010
Q4 2010
Q2 2011
Q4 2011
Q2 2012
Q4 2012
Q2 2013
Q4 2013

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At December 31, 2013, the Company did not have any significant non-cancelable forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of December 31, 2013, our total availability under our line of credit was $94.5 million based on our borrowing base calculation, and our non-restricted cash balances were $9.4 million, resulting in liquidity as of December 31, 2013 of $103.9 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at December 31, 2013 and December 31, 2012 was $437.4 million and $423.5 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the years ended December 31, 2013, 2012, and 2011:

	Year Ended
	December 31,
$ in thousands	2013	2012	2011
Net cash provided by operating activities	$15,045	$23,479	$18,688
Net cash used in investing activities	(21,781)	(2,689)	(48,340)
Net cash provided by (used in) financing activities	9,748	(15,828)	30,514
Increase in cash and cash equivalents (1)	$3,012	$4,962	$862
 (1)    Before the impact of foreign currency translation on cash of $(1,171), $(81), and $(69) respectively.

Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our branch office’s ability to maintain low collector turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause volatility in our business could have a material impact on our expected future cash flows. Proceeds on purchased debt recorded as revenue are included in the operating activities, while proceeds recorded as amortization of purchased debt principal are included in the investing activities. See the reconciliation of cash flow from operations to Adjusted EBITDA in the Results of Operations section herein.

Our operating activities provided net cash of $15.0 million and $23.5 million during the years ended December 31, 2013 and 2012, respectively. The decrease in cash provided by operating activities of $8.4 million or 35.9% was primarily due to a decrease of $12.9 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding decrease in costs to collect including court costs of $10.1 million. The remaining change in net cash provided by operating activities was due to normal changes in operating assets and liabilities.

Operating activities provided net cash of $23.5 million and $18.7 million during 2012 and 2011, respectively. The increase in cash provided by operating activities was primarily due to an increase of $89.2 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding increase in costs to collect including court costs of $55.9 million. Additionally, in 2011, we received a net amount of $15.1 million for income taxes, while we paid a net amount of $4.8 million in 2012.

Investing Activities

Our investing activities used net cash of $21.8 million and $2.7 million during the years ended December 31, 2013 and 2012, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash used of $19.1 million was due to a $31.2 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value, partially offset by a $14.6 million decrease in investments in purchased debt.

Investing activities used net cash of $2.7 million and $48.3 million during 2012 and 2011, respectively. The decrease in cash used was due to a $49.1 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value, partially offset by a $5.1 million increase in investments in purchased debt.

Financing Activities

Financing activities provided net cash of $9.7 million and used net cash of $15.8 million during the years ended December 31, 2013 and 2012, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash provided by financing activities of $25.6 million was primarily due to an increase of $24.6 million in draws on our revolving credit facility to fund new investment opportunities and overhead costs. In addition, reduced proceeds on purchased debt resulted in lower payments on our revolving lines of credit during 2013 compared to 2012.

Our financing activities provided cash of $15.8 million during 2011 and $30.5 million during 2010. The increase in cash provided was primarily due to increased collections. Our increased collections were used to pay down our revolving credit facility by an additional $103.9 million in 2012 compared to 2011, partially offset by an increase of $59.2 million in draws on our revolving credit facility to fund new investment opportunities and overhead costs.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

On April 30, 2013, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporation's subsidiaries entered into Amendment No. 3 to its revolving credit facility ("Amendment No. 3"). Amendment No. 3 extended the maturity of the Company's revolving credit facility by two years to April 6, 2016, reduced the applicable margin rates on U.S. and Canadian advances by 1.00% and reduced the floors on U.S. and Canadian advances by 0.50%. In addition, the unused line fees were reduced by 0.25% when the revolver is less than 65% of capacity. The maximum commitment and covenants were not amended.

On October 25, 2013, SquareTwo Financial Corporation, together with certain of its domestic and Canadian subsidiaries, entered into Amendment No. 4 to its revolving credit facility ("Amendment No. 4"). Pursuant to the terms of Amendment No. 4, SquareTwo increased the U.S. Maximum Revolving Advance amount of its revolving credit facility to $265.0 million.

Subsequent to October 25, 2013, pursuant to rights granted under the revolving credit facility, SquareTwo obtained commitments from two additional lenders totaling $30.0 million. At December 31, 2013, the U.S. Maximum Commitment was $245.0 million, subject to the terms of the revolving credit facility, including our borrowing base calculation.

The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2013:

Type of Debt and Maximum Commitment	Collateral	Interest Rate Terms	Fees	Payment Terms	Maturity
Domestic Line of Credit; maximum commitment $245.0 million subject to borrowing on Canadian Line of Credit and other terms.	Substantially all assets of SquareTwo and its U.S. guarantor subsidiaries.
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

The balance of the outstanding line of credit under the revolving credit facility was $145.3 million and $132.4 million at December 31, 2013 and December 31, 2012, respectively; an increase of $12.9 million. At December 31, 2013, our availability under the line of credit was $94.5 million based on our borrowing base calculation.

The following represents the terms of the Company's outstanding Senior Second Lien Notes as of December 31, 2013:

Type of Debt	Guarantee/Collateral	Interest Rate Terms	Repayment Terms
Senior Second Lien Notes
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

The balance of the outstanding Senior Second Lien Notes, net of unamortized discount, was $287.7 million and $286.9 million at December 31, 2013 and December 31, 2012, respectively. The Senior Second Lien Notes mature on April 1, 2017.

The below chart shows our total debt outstanding as a multiple of Trailing Twelve Month ("TTM") Adjusted EBITDA (see discussion of Adjusted EBITDA in the Results of Operations section herein). Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and cash flows.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA

We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 1.2x at December 31, 2012 to 1.4x at December 31, 2013 as a result of an 11.5% decrease in our TTM Adjusted EBITDA and a 3.3% increase in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement is $200 million for each of the trailing twelve month periods following the fiscal quarter ending March 31, 2012. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of December 31, 2013, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.3 million and software agreements of $0.5 million as of December 31, 2013.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of December 31, 2013, these notes had outstanding balances of $0.6 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations that exist as of December 31, 2013 (amounts in thousands) and their payments due by period:

	Payments due by period
Contractual Obligations	Total	Less than 1 year(4)	1-3 Years(5)	3-5 Years(6)	More than 5 years
Lines of Credit(1)	$161,280	$7,116	$154,164	$—	$—
Notes Payable(1)	401,513	34,556	68,272	298,538	147
Capital Leases(2)	3,555	2,062	1,478	15	—
Operating Leases	8,792	2,861	5,188	743	—
Purchase Commitments(3)	225	225	—	—	—
Total	$575,365	$46,820	$229,102	$299,296	$147
(1)    Payments on lines of credit and notes payable include interest calculated at our effective rates at December 31, 2013 on floating rate debt.

(2)    Payments on capital lease obligations include interest and maintenance fees.

(3)    Represents the non-cancelable obligations outstanding at December 31, 2013. Purchase commitment contracts typically cover a year or less and can be generally canceled by the Company at its discretion with a 30-60 days' notice.

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

In connection with the Acquisition, certain intangible assets were identified. The branch office intangible, with a value of $24.9 million, was deemed to have an indefinite life and, therefore, is not being amortized. We perform an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of intangible assets. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for income taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the difference between the financial statements and income tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to the income taxes within its provision for income taxes. See Note 10 for additional discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against the deferred tax assets.

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

Foreign Currency Risk

Foreign currency exposures arise from transactions denominated in Canadian dollars translated into U.S. dollars. During 2013, we continued to see volatility in the exchange rate of the U.S. dollar. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations. For 2013, if the exchange rate of Canadian dollars to U.S. dollars had averaged 10% higher or lower, we would have recorded an increase or decrease in revenue of approximately $2.9 million.

Interest Rate Risk

At December 31, 2013 and 2012, we had $145.3 million and $132.4 million, respectively, of variable rate indebtedness. As of December 31, 2013, our domestic variable rate borrowings have margins, at our option, of 3.75% over LIBOR where LIBOR has a floor of 1.00%, referred to as our LIBOR loans; or 2.75% over the higher of (a) the Bank Prime Loan rate, (b) the Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.00%, referred to as our Base Rate loans. As of December 31, 2013, our Canadian variable rate borrowings have margins, at our option, of 2.75% over the higher of (a) the reference rate for commercial Canadian Loans, or (b) the Canadian BA rate plus 1.00%; or 4.25% over the higher of (a) the Canadian BA rate or (b) 1.00%.

A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of our Base Rate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a LIBOR floor of 1.00% as described above, and until certain LIBOR rates exceed 1.00%, the interest rates we pay on those loans per dollar borrowed will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. We have, from time to time, utilized derivative financial instruments in an effort to limit potential losses from adverse interest rate changes. These transactions have generally been interest rate swap agreements entered into with large multinational banks. At December 31, 2013 and 2012 we had zero derivative instruments outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors
SquareTwo Financial Corporation

We have audited the accompanying consolidated balance sheets of SquareTwo Financial Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SquareTwo Financial Corporation and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Denver, Colorado
March 4, 2014

SquareTwo Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$9,379	$7,538
Restricted cash	6,484	11,383
Receivables:
Trade, net of allowance for doubtful accounts of $221 and $27, respectively	1,986	1,537
Notes receivable	212	478
Taxes receivable	275	—
Purchased debt, net	274,357	251,682
Property and equipment, net	24,356	24,322
Goodwill and intangible assets	171,348	171,348
Other assets	10,007	11,948
Total assets	$498,404	$480,236
Liabilities and equity
Payables:
Accounts payable, trade	$3,505	$2,655
Payable from trust accounts	1,933	1,794
Taxes payable	748	2,772
Accrued interest and other liabilities	27,861	26,857
Deferred tax liability	9,936	9,600
Line of credit	145,269	132,412
Notes payable, net of discount	289,414	288,893
Obligations under capital lease agreements	2,744	2,214
Total liabilities	481,410	467,197
Commitments and contingencies (Note 11)
Equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,262	190,134
Accumulated deficit	(176,354)	(180,016)
Accumulated other comprehensive loss	(1,347)	(111)
Total SquareTwo equity	12,561	10,007
Noncontrolling interest	4,433	3,032
Total equity	16,994	13,039
Total liabilities and equity	$498,404	$480,236

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Revenues
Revenues on:
Purchased debt, net	$337,578	$353,360	$227,068
Contingent debt	615	785	3,461
Other revenue	60	132	310
Total revenues	338,253	354,277	230,839
Expenses
Collection expenses on:
Purchased debt	171,622	189,209	144,256
Contingent debt	11	57	2,624
Court costs, net	40,155	37,317	26,280
Other direct operating expenses	17,551	7,801	6,823
Salaries and payroll taxes	26,348	26,136	25,644
General and administrative	14,418	12,653	10,209
Depreciation and amortization	7,986	6,860	5,264
Total operating expenses	278,091	280,033	221,100
Operating income	60,162	74,244	9,739
Other expenses
Interest expense	45,984	48,456	49,113
Other expense (income)	3,872	(2,261)	(1,058)
Total other expenses	49,856	46,195	48,055
Income (loss) before income taxes	10,306	28,049	(38,316)
Income tax expense	(5,243)	(5,435)	(2,805)
Net income (loss)	5,063	22,614	(41,121)
Less: Net income attributable to the noncontrolling interest	1,401	1,952	869
Net income (loss) attributable to SquareTwo	$3,662	$20,662	$(41,990)

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Net income (loss)	$5,063	$22,614	$(41,121)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(1,236)	230	(215)
Comprehensive income (loss)	3,827	22,844	(41,336)
Less: Comprehensive income attributable to the noncontrolling interest	1,401	1,952	869
Comprehensive income (loss) attributable to SquareTwo	$2,426	$20,892	$(42,205)

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Equity (Deficiency)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total SquareTwo Equity (Deficiency)	Noncontrolling Interest	Total Equity (Deficiency)
Balances, December 31, 2010	$—	$189,528	$(158,688)	$(126)	$30,714	$211	$30,925
Net (loss) income	—	—	(41,990)	—	(41,990)	869	(41,121)
Currency translation adjustment	—	—	—	(215)	(215)	—	(215)
Parent investment	—	66	—	—	66	—	66
Stock option expense	—	301	—	—	301	—	301
Balances, December 31, 2011	$—	$189,895	$(200,678)	$(341)	$(11,124)	$1,080	$(10,044)
Net income	—	—	20,662	—	20,662	1,952	22,614
Currency translation adjustment	—	—	—	230	230	—	230
Parent investment	—	87	—	—	87	—	87
Stock option expense	—	152	—	—	152	—	152
Balances, December 31, 2012	$—	$190,134	$(180,016)	$(111)	$10,007	$3,032	$13,039
Net income	—	—	3,662	—	3,662	1,401	5,063
Currency translation adjustment	—	—	—	(1,236)	(1,236)	—	(1,236)
Stock option expense	—	128	—	—	128	—	128
Balances, December 31, 2013	$—	$190,262	$(176,354)	$(1,347)	$12,561	$4,433	$16,994

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$5,063	$22,614	$(41,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,986	6,860	5,264
Amortization of loan origination fees and debt discount	3,202	3,623	3,511
Recovery of step-up in basis of purchased debt	107	142	274
Purchased debt valuation allowance (reversals) charges	(6,648)	(7,737)	25,764
Stock option expense	128	152	301
Amortization of prepaid and other non-cash expenses	4,658	836	2,673
Deferred tax provision, net of valuation allowance	335	134	33
Changes in operating assets and liabilities:
Income tax payable/receivable	(1,870)	484	17,985
Restricted cash	4,899	1,065	(488)
Other assets	(4,688)	(4,672)	(3,165)
Accounts payable and accrued liabilities	1,873	(22)	7,657
Net cash provided by operating activities	15,045	23,479	18,688
Investing activities
Investment in purchased debt	(258,110)	(272,757)	(267,704)
Proceeds applied to purchased debt principal	241,561	272,767	223,619
Payments to branch offices related to asset purchase program	(297)	(301)	—
Net proceeds from notes receivable	77	459	161
Investment in property and equipment, including internally developed software	(5,012)	(5,536)	(4,416)
Proceeds from sale of property and equipment, net of transaction costs	—	2,679	—
Net cash used in investing activities	(21,781)	(2,689)	(48,340)
Financing activities
Proceeds from investment by Parent, net	—	87	66
Payments on notes payable, net	(596)	(2,892)	(457)
Proceeds from lines-of-credit	581,644	564,212	504,977
Payments on lines-of-credit	(568,787)	(575,982)	(472,048)
Origination fees on lines-of-credit	(1,035)	(200)	(450)
Payments on capital lease obligations	(1,478)	(1,053)	(1,574)
Net cash provided by (used in) financing activities	9,748	(15,828)	30,514
Increase in cash and cash equivalents	3,012	4,962	862
Impact of foreign currency translation on cash	(1,171)	(81)	(69)
Cash and cash equivalents at beginning of period	7,538	2,657	1,864
Cash and cash equivalents at end of period	$9,379	$7,538	$2,657
Supplemental cash flow information
Cash paid for interest	$43,005	$45,019	$46,102
Cash paid (received) for income taxes	6,779	4,816	(15,140)
Property and equipment financed with capital leases and notes payable	2,407	855	3,454
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

The Company is a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the U.S. and Canada. SquareTwo, excluding our Canadian operations and SquareTwo Financial Commercial Funding Corporation ("Commercial funding"), serves as a network of attorney based branch offices which pursue proceeds on debt owned by the Company for a fee. Each of our branch offices is independently owned, but has executed detailed agreements that provide the legal structure for the relationship with SquareTwo. Once we acquire the charged-off accounts receivable we place the accounts with the branch offices for liquidation. Also, to a much lesser extent, we currently utilize specialized third party non-legal and legal collection firms in the U.S. Commercial Funding employs collectors focused exclusively on collections of charged-off commercial finance accounts purchased through our other subsidiaries.

Our Canadian subsidiaries exclusively purchase charged-off Canadian accounts. In Canada, we utilize internal collectors and third-party non-legal and legal collection firms which exclusively service our Canadian customers.

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

Actual results could differ from those estimates. The Company's consolidated financial statements are based on a number of significant estimates, including the collectability of purchased debt and the timing of such proceeds, impairment testing of goodwill and the branch office network indefinite-lived intangible asset, and accounting for income taxes. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates in connection with these items could be materially revised within the near term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of 90 days or less from the date of acquisition to be cash and cash equivalents. The balance in cash and cash equivalents includes $9,379 and $7,538 held by our Canadian subsidiaries at December 31, 2013 and 2012, respectively. Total cash balances recorded in cash and cash equivalents above the Canada Deposit Insurance Corporation insured amounts were $9,198 and $7,346 as of December 31, 2013 and 2012, respectively.

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

Trade Receivables and Credit Policies

Trade receivables consist primarily of receivables from uncollateralized obligations due from branch offices, third party collection firms, and clients under normal trade terms. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

Notes Receivable

The Company periodically extends credit to some of its branch offices and employees and records notes receivable for the amounts financed. The notes are both secured and unsecured and bear interest at interest rates that approximate prevailing market rates for similar loans.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

Software Development and Maintenance Costs

The Company expenses normal and recurring software maintenance expenses and costs considered to be routine upgrades to its systems. The Company capitalizes internally developed software costs in accordance with ASC Topic 350-40, "Internal-Use Software" and amortizes those costs using the straight-line method over the estimated useful lives of the assets. See Note 5 for additional discussion of internally-developed software.

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

In connection with the Acquisition, certain intangible assets were identified. The branch office network, with a value of $24,890 was deemed to have an indefinite life and, therefore, is not being amortized. After the purchase price allocation to all net assets, goodwill was determined in the amount of $146,458. The Company performs an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of indefinite-lived intangible assets. See Note 4 for additional discussion of goodwill and intangible assets.

Prepaid Assets

Prepaid assets consists primarily of support contracts related to information technology and prepaid insurance. Total prepaid assets were $1,525 and $1,645 as of December 31, 2013 and 2012, respectively, and are included in the other assets line item in the consolidated balance sheets.

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

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for income taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the difference between the financial statements and income tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to the income taxes within its provision for income taxes. See Note 10 for additional discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against the deferred tax assets.

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

We account for our purchased debt under the guidance of ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, static pools of purchased debt may be established and accounted for under either the interest method of accounting (referred to by us as "level yield") or the cost recovery method of accounting. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, reduction of carrying value and any valuation allowance. Once a static pool is established, individual accounts are not added to or removed from the pool. Purchased debt accounted for under our level yield method of accounting is pooled each quarter, whereas purchased debt accounted for under cost recovery is pooled by each individual purchase. The cost recovery method prescribed by ASC 310-30 is required when cash proceeds on a particular purchase cannot be reasonably predicted in timing or amount. Purchased debt accounted for under the cost recovery method is comprised of Canadian portfolios acquired prior to January 1, 2012, commercial, student loan, medical, and any other purchases in the U.S. or Canada for which we do not have the necessary experience to forecast the timing and amount of cash flows. For purchased debt that we believe we can reasonably forecast the timing and amount of our cash proceeds we utilize the level yield method.

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

Using our best estimate of future proceeds, if we estimate a reduction or delay in the receipt of the aggregate future cash proceeds on a pool, a valuation allowance may be recognized and the original IRR remains unchanged. The valuation allowance is determined to the extent that the present value (using the established IRR) of the revised future cash proceeds is less than the current carrying value of the pool. If we estimate an increase in the aggregate future cash proceeds or an acceleration of the timing of future cash proceeds on a pool, the IRR may be increased prospectively to reflect revised best estimates of those future cash proceeds over the remaining life of the pool. If there was a previous valuation allowance taken, reversal of the previously recognized valuation allowance occurs prior to any increases to the IRR. ASC 310-30 requires that each pool be evaluated independently and does not allow netting across pools. Thus, even in periods of increasing cash proceeds for our entire purchased debt portfolio, we may be required to record a valuation allowance. Allowance charges for purchased debt are included as adjustments to the revenues on purchased debt, net line item in the consolidated statements of operations.

Canadian purchases made on or after January 1, 2012 are being accounted for under the level yield method unless we are unable to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method are being accumulated into static pools on a quarterly basis separately from U.S. purchases.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less collection fees paid are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a fee paid to the branch offices or 3rd party collection firms, there is a corresponding dollar recorded as revenue in the purchased debt, net line item in the consolidated statements of operations (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the court costs, net line item in the consolidated statements of operations. As compared to the level yield method of accounting, the cost recovery method of accounting generally results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

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

License Fees and Royalty Fees

License fees are recognized by the Company when the services specified in the agreements with our branch offices are performed by the Company, and are recognized as other revenue in the consolidated statements of operations. We also earn royalties from our offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE.

Contingent Debt Revenue and Related Collection Expenses

In addition to its purchased debt, the Company may enter into contracts with various companies ("clients") to collect debt on their behalf. Under these contracts, the Company receives a fee or commission which is typically structured as a percentage of the collections generated by the Company. This debt is placed primarily with our branch offices, or in-house in the case of our contingent business in Canada. The Company records revenue for the difference between the total amount collected and the amount paid to the clients in the contingent debt revenue line item in the consolidated statements of operations. The Company records fees paid to our offices based on their collections on contingent debt in the contingent debt collection expense line item in the consolidated statements of operations.

Stock-Based Compensation

Parent periodically grants stock options to SquareTwo employees, officers, directors, and branch office owners. Stock options granted to employees, officers, directors, and branch office owners are options on the equity of the Parent. Employee and director stock option fair values are determined using the Black-Scholes option pricing model at the grant date of each option and includes estimates of forfeitures. Stock option compensation expense is recognized on a straight-line basis over the vesting period for options that vest based on time of service only. Options granted to branch office owners are considered to be granted to non-employees and require variable accounting; therefore, they are revalued as they vest and the amount of expense is based upon the revalued amount. See Note 8 for additional discussion on stock compensation.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholder's equity, exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss), and changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries.

Marketing Expenses

The Company expenses marketing costs as incurred. Marketing expense was $972, $785, and $695 for the years ended December 31, 2013, 2012, and 2011, respectively.

Earnings Per Share

The Company does not report net income or loss of the Company on a per share basis due to its equity being privately held.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The Company has revised the presentation of its consolidated balance sheets for all the periods presented to provide improved visibility and comparability with the current year presentation.

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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists." ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013, and should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. ASU No. 2013-11 does not have an impact on the Company's consolidated financial statements.

3. Purchased Debt

Changes in purchased debt, net for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Balance at beginning of period	$230,773	$222,330	$211,202	$20,909	$21,083	$14,492	$251,682	$243,413	$225,694
Purchases	238,332	251,289	229,556	19,778	21,468	38,148	258,110	272,757	267,704
Valuation allowance reversals (charges)	10,518	11,132	(23,933)	(3,870)	(3,395)	(1,831)	6,648	7,737	(25,764)
Proceeds applied to purchased debt principal	(224,396)	(254,196)	(194,495)	(17,165)	(18,571)	(29,124)	(241,561)	(272,767)	(223,619)
Other(1)	(808)	218	—	286	324	(602)	(522)	542	(602)
Balance at end of period	$254,419	$230,773	$222,330	$19,938	$20,909	$21,083	$274,357	$251,682	$243,413
 (1)    Other includes impacts of the Company’s currency translation, branch office asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal for the years ended December 31, 2013, 2012, and 2011:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Proceeds	$502,122	$534,207	$381,070	$61,587	$73,810	$89,610	$563,709	$608,017	$470,680
Less:
Gross revenue recognized	277,726	280,011	186,575	43,043	53,620	57,807	320,769	333,631	244,382
Cost recovery court costs recoveries(1)	—	—	—	1,379	1,619	2,679	1,379	1,619	2,679
Proceeds applied to purchased debt principal	224,396	254,196	194,495	17,165	18,571	29,124	241,561	272,767	223,619
	$—	$—	$—	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the consolidated statements of operations.

The following table reconciles gross revenue recognized to purchased debt revenues, net for the years ended December 31, 2013, 2012, and 2011:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Gross revenue recognized	$277,726	$280,011	$186,575	$43,043	$53,620	$57,807	$320,769	$333,631	$244,382
Purchased debt royalties	9,228	11,439	7,529	1,204	1,711	1,711	10,432	13,150	9,240
Valuation allowance reversals (charges)	10,518	11,132	(23,933)	(3,870)	(3,395)	(1,831)	6,648	7,737	(25,764)
Other(1)	—	—	—	(271)	(1,158)	(790)	(271)	(1,158)	(790)
Purchased debt revenue, net	$297,472	$302,582	$170,171	$40,106	$50,778	$56,897	$337,578	$353,360	$227,068
(1)    Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt, the branch office asset purchase program (discontinued), and recovery of step-up in basis.

     The following table shows detail of the Company’s purchases for the years ended December 31, 2013, 2012, and 2011:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Purchase price	$238,332	$251,289	$229,556	$19,778	$21,468	$38,148	$258,110	$272,757	$267,704
Face value	2,373,306	3,331,798	2,931,503	450,368	423,650	964,372	2,823,674	3,755,448	3,895,875
% of face	10.0%	7.5%	7.8%	4.4%	5.1%	4.0%	9.1%	7.3%	6.9%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the year ended December 31, 2013, the Company spent $238.3 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the customers) of the debt purchased was $2.4 billion, which is a purchase price equal to 10.0% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the year ended December 31, 2013 amounted to $433.6 million. The accretable yield for these purchases was $195.3 million, or the ERP of $433.6 million less the purchase price of $238.3 million.

The following represents the change in accretable yield for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at December 31, prior year	$596,849	$463,048
Impact from revenue recognized on purchased debt, net	(288,244)	(291,143)
Additions from current purchases	195,318	317,491
Reclassifications to accretable yield, including foreign currency translation	19,083	107,453
Balance at December 31,	$523,006	$596,849

The change in the valuation allowance for the Company’s purchased debt for the years ended December 31, 2013, 2012, and 2011 was as follows:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Balance at beginning of period	$136,602	$147,734	$123,801	$13,714	$10,319	$8,488	$150,316	$158,053	$132,289
Valuation allowance (reversals) charges	(10,518)	(11,132)	23,933	3,870	3,395	1,831	(6,648)	(7,737)	25,764
Balance at end of period	$126,084	$136,602	$147,734	$17,584	$13,714	$10,319	$143,668	$150,316	$158,053

4. Goodwill and Other Intangibles

Indefinite lived intangible assets consist of goodwill and the value of the Company’s branch offices and were identified as part of purchase accounting at the date of the Acquisition. The Company tests its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing.

    We have two operating segments: Domestic and Canada. In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), we have deemed our operating segments to be reporting units for the purpose of testing goodwill for impairment.

The following is a summary of intangibles:

	December 31,
	2013	2012
Goodwill	$146,458	$146,458
Branch office intangible	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Computer equipment and software	$49,352	$42,095
Furniture and fixtures	288	289
Leasehold improvements	1,684	1,631
	51,324	44,015
Less accumulated depreciation and amortization	(26,968)	(19,693)
Balance at end of period	$24,356	$24,322

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Depreciation expense was $3,018, $2,590, and $2,439 for the years ended December 31, 2013, 2012, and 2011, respectively.

Included in the computer equipment and software category are capitalized internally developed software costs with a gross carrying value of $33,039 and $29,364 and accumulated amortization of $15,443 and $10,475 at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, property and equipment included capitalized interest costs related to internally developed software of $92 and $113, respectively. Internally developed software begins amortizing when it is determined to be ready for its intended use and amortizes over the economic life. Subsequent additional development on a project is amortized over the remaining useful life. Amortization expense on the internally developed software was $4,968, $4,270, and $2,825 for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated future aggregate amortization expense on internally developed software is $2,964, $2,568, $2,568, $2,568, and $2,568 over the succeeding five years.

Also included in the computer equipment and software category are assets financed under capital leases with a gross carrying value of $5,772 and $4,599, net of accumulated amortization of $2,780 and $2,307, respectively, for the years ended December 31, 2013 and 2012, respectively. Amortization of computer equipment and software financed under capital leases is included in depreciation expense.

During the year ended December 31, 2012, the Company sold its airplane, which was fully depreciated. The gain of $2,679, equal to the sales proceeds, net of transaction costs, was recognized in the other expense (income) line item of the consolidated statements of operations.

6. Notes Payable and Other Borrowings

Line of Credit

On April 30, 2013, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporation's subsidiaries entered into Amendment No. 3 to its revolving credit facility ("Amendment No. 3"). Amendment No. 3 extended the maturity of the Company's revolving credit facility by two years to April 6, 2016, reduced the applicable margin rates on U.S. and Canadian advances by 1.00% and reduced the floors on U.S. and Canadian advances by 0.50%. In addition, the unused line fees were reduced by 0.25% when the revolver is less than 65% of capacity. The maximum commitment and covenants were not amended.

On October 25, 2013, SquareTwo Financial Corporation, together with certain of its domestic and Canadian subsidiaries, entered into Amendment No. 4 to its revolving credit facility ("Amendment No. 4"). Pursuant to the terms of Amendment No. 4, SquareTwo increased the U.S. Maximum Revolving Advance amount of its revolving credit facility to $265.0 million.

Subsequent to October 25, 2013, pursuant to rights granted under the revolving credit facility, SquareTwo obtained commitments from two additional lenders totaling $30.0 million. At December 31, 2013, the U.S. Maximum Commitment was $245.0 million, subject to the terms of the revolving credit facility, including our borrowing base calculation.

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	December 31, 2013			December 31, 2012
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit USD	4.9%	$145,269	April 2016	6.3%	$132,412	April 2014
Line of Credit CAD	5.8%	—	April 2016	6.8%	—	April 2014
Total Line of Credit		$145,269			$132,412
 (1)    Weighted average interest rates exclude the impact of amortization of fees associated with the origination of these instruments.

The Company capitalized $835 in connection with Amendment No. 3 and No. 4. The remaining unamortized costs of this facility were $1,673 and $1,879 at December 31, 2013 and 2012, respectively, and are included in the other assets line on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the facility.

The Company has accrued interest on its lines of credit of $122 and $168 at December 31, 2013 and 2012, respectively, which are included in the accrued interest and other liabilities line item on the consolidated balance sheets.

At December 31, 2013, our availability under the line of credit was $94.5 million based on our borrowing base calculation.

The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2013:

Type of Debt and Maximum Commitment	Collateral	Interest Rate Terms	Fees	Payment Terms	Maturity
Domestic Line of Credit; maximum commitment $245.0 million subject to borrowing on Canadian Line of Credit and other terms.	Substantially all assets of SquareTwo and its U.S. guarantor subsidiaries.
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
			Unused line fees of 0.50%.	Due at maturity.	April 6, 2016

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	December 31, 2013			December 31, 2012
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $2,350 and $3,069 unamortized discount	11.625%	$287,650	April 2017	11.625%	$286,931	April 2017
Other Notes Payable	5.50%	1,764	2015 - 2021	6.50%	1,962	2015 - 2021
Total Notes Payable		$289,414			$288,893
 (1)    Weighted average interest rates exclude the impact of amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $4,185 and $5,427 at December 31, 2013 and 2012, respectively, and are included in the other assets line on the consolidated balance sheets.  These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $8,428 at December 31, 2013 and 2012, respectively, which is included in the accrued interest and other liabilities line item on the consolidated balance sheets.

The following represents the terms of the Company's notes payable as of December 31, 2013:

Type of Debt	Guarantee/Collateral	Interest Rate Terms	Repayment Terms
Senior Second Lien Notes
Jointly and severally guaranteed by substantially all of SquareTwo's existing and future domestic subsidiaries. Guarantees are secured by a second priority lien by substantially all of the guarantors' assets.
		11.625% annual interest paid semi-annually in cash, on April 1 and October 1.	Mandatory redemption not required. Optional redemption permitted at any time, in whole or in part, subject to certain redemption prices and make-whole premiums based on the date of the redemption.

Other Notes	Underlying stock and computer equipment	Fixed interest rates at a weighted average rate of 5.50%.	Due in monthly or quarterly principal and interest payments through maturity based on contractual terms.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditure limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement is $200.0 million for each of the trailing twelve month periods following the fiscal quarter ending March 31, 2012. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8.0 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations, as defined, are $3.0 million in any fiscal year. Both the credit facility and the indenture also contain covenants that limit, among other restrictions, the Company's ability to incur additional indebtedness, sell or transfer certain assets, declare or pay dividends or make certain investments. All covenants and restrictions, including the aforementioned covenants and restrictions are further detailed in the senior revolving credit facility and the Senior Second Lien Notes agreements.

As of December 31, 2013, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit at December 31, 2013 and 2012 totaling $492 and $462, respectively. At December 31, 2013, letters of credit totaling $492 had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

Scheduled Debt Maturities

Principal payments due during each of the next five calendar years and thereafter for the Company's line of credit and notes payable were as follows as of December 31, 2013:

	Line of Credit		Notes Payable
	Regularly scheduled principal amortization	Final maturities and other	Regularly scheduled principal amortization	Final maturities and other(1)	Total
2014	$—	$—	$763	$—	$763
2015	—	—	712	—	712
2016	—	145,269	76	—	145,345
2017	—	—	39	290,000	290,039
2018	—	—	43	—	43
Thereafter	—	—	131	—	131
Total	$—	$145,269	$1,764	$290,000	$437,033
(1)    The maturity of $290,000 is grossed up for the unamortized discount of $2,350 which is included in notes payable on the consolidated balance sheets.

7. Stockholder's Equity

Common Stock

As of December 31, 2013 and 2012, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Non-Controlling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the non-controlling interest in CCL are shown on our consolidated statements of operations and consolidated statements of comprehensive income (loss).

Accumulated Other Comprehensive Loss

During the years ended December 31, 2013, 2012, and 2011, comprehensive loss included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2010	$(126)	$(126)
Other comprehensive loss, net of tax of $0, before reclassifications	(215)	(215)
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2011	(341)	(341)
Other comprehensive income, net of tax of $0, before reclassifications	230	230
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2012	(111)	(111)
Other comprehensive loss, net of tax of $0, before reclassifications	(1,236)	(1,236)
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2013	$(1,347)	$(1,347)

8. Stock Compensation

In November 2005, the Company adopted Parent's 2005 Equity Incentive Plan ("Equity Plan") which reserves 160,000 shares of Parent Common Stock, 60,000 shares of Parent Series A-2 Non-Convertible Preferred Stock, 450,000 shares of Parent Series B-1 Contingent Preferred Stock, 200,000 shares of Parent Series B-2 Contingent Preferred Stock, and 50,000 shares of Parent Series C-1 Contingent Preferred Stock, which may be granted to officers, employees, directors, consultants, independent contractors, and branch office owners. The Company has not granted options on Parent Series B-1, B-2, and C-1 Contingent Preferred Stock. Shares of Parent Series B-1, B-2, and C-1 Contingent Preferred Stock have been purchased by certain employees and directors at fair market value; therefore, no compensation expense has been recognized by the Company.

At December 31, 2013, 34,808 shares of Parent Common Stock and 15,142 shares of Parent Series A-2 Non-Convertible Preferred Stock were available for future issuance under the Equity Plan. Stock options to purchase Parent Common Stock and Parent Series A-2 Non-Convertible Preferred Stock may be granted with an exercise price not less than the fair market value of the common stock at the date the options are granted. The maximum term for options granted under the Equity Plan is 10 years.

The Equity Plan permits the granting of Parent stock options to certain employees, officers and directors of the Company as well as branch office owners. Option awards are generally granted with an exercise price equal to the fair value of the Company's stock at the date of issuance. They generally vest over one to five years of continuous service, and have 10-year contractual terms. The Equity Plan permits the granting of authorized, but unissued, or reacquired shares of Parent stock to satisfy exercises of options.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based awards. All employee and director options are amortized ratably over the requisite service period of the awards, which is generally the vesting periods. Options granted to branch office owners are considered to be granted to non-employees and require variable accounting; therefore, the branch office options are revalued as they vest and the amount of expense is based upon the revalued amount.

The expected term of options granted, expected volatility, and forfeitures are based on data specific to each class under the assumption that the different groups have different characteristics. For the purpose of this analysis these classes include: (i) employees and officers, (ii) directors, and (iii) branch office owners. The assumptions below are used by the Company to determine the fair value of stock-based awards.

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

Forfeitures. ASC 718, "Compensation—Stock Compensation", requires the Company to estimate forfeitures when recognizing stock compensation expense and revise those estimates in subsequent periods if actual forfeitures differ or are expected to differ from previous estimates.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model. The following table details our weighted-average assumptions for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Weighted average fair value of options granted	$11.77	$12.00	$12.40
Risk free interest rate	2.85% - 2.92%	1.63% - 1.72%	1.92% - 2.93%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company's stock	45%	49%	50%
Weighted average expected life of options	10 years	10 years	10 years

The following table presents a summary of stock options granted and stock compensation expense recognized during the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Stock options granted
Employees	—	—	1,200
Branch offices	—	—	—
Directors	1,500	1,500	1,500
Total stock options granted	1,500	1,500	2,700
Stock compensation expense
Employees	$44	$55	$185
Branch offices	46	69	96
Directors	38	28	20
Total stock compensation expense	$128	$152	$301
Related tax benefit recognized	$—	$—	$—

Employee, branch office and director stock option compensation expense is recorded in the salaries and payroll taxes line item, other direct operating expenses line item, and general and administrative line item in the consolidated statements of operations, respectively. During the years ended December 31, 2013 and 2012, we received cash proceeds from the exercise of stock options of $0 and $87, respectively.

Unrecognized compensation cost related to stock options as of December 31, 2013 and 2012 was $135 and $238, respectively. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options as of December 31, 2013 and 2012 was approximately 1.3 years and 2.0 years, respectively.

A summary of Parent's stock option activity for the year ended December 31, 2013 is presented below (all numbers are in whole dollars except aggregate intrinsic value, which is in thousands):

	Common Stock of Parent				Series A-2 Preferred Stock of Parent
	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value
				('000s)				('000s)
Outstanding, beginning of year	81,374	$0.01 - $75.00	$27.61		20,216	$0.01	$0.01
Granted	1,500	20.00	20.00		—	—	—
Cancelled/forfeited	(200)	20.00	20.00		—	—	—
Exercised	—	—	—		—	—	—
Outstanding, end of year	82,674	$0.01 - $75.00	$27.49	$404	20,216	$0.01	$0.01	$2,019
Exercisable, end of year	72,744	$0.01 - $75.00	$28.51	$404	20,216	$0.01	$0.01	$2,019

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $0, $257, and $185, respectively. As of December 31, 2013 the weighted-average remaining contractual term of options outstanding and options exercisable was 4.0 years and 3.6 years, respectively.

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at December 31, 2013 and December 31, 2012:

	December 31, 2013
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$274,357	$658,676	$—	$—	$658,676
Line of credit(2)	145,269	145,269	—	145,269	—
Senior Second Lien Notes, net of $2,350 unamortized discount(3)	287,650	295,987	295,987	—	—
Other Notes Payable(4)	1,764	1,764	—	1,764	—

	December 31, 2012
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$251,682	$778,675	$—	$—	$778,675
Line of credit(2)	132,412	132,412	—	132,412	—
Senior Second Lien Notes, net of $3,069 unamortized discount(3)	286,931	280,479	280,479	—	—
Other Notes Payable(4)	1,962	1,962	—	1,962	—
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

(3)    The fair value of our Senior Second Lien Notes is based on recently observed available market trading metrics.

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

10. Income Taxes

For financial statement reporting purposes, the Company is treated as a stand-alone entity, and therefore all components of the provision for, or benefit from income taxes as well as the deferred tax assets and liabilities recognized herein reflect only the financial results and position of SquareTwo. For income tax purposes, the Company is included in the consolidated return of Parent. Parent files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Parent's U.S. federal income tax returns were last examined for the tax year ended December 31, 2004, and Parent potentially remains subject to examination for all tax years ended on or after December 31, 2009.

Due to a tax sharing agreement in place between SquareTwo and Parent, the Company can utilize Parent's federal and state net operating loss carryforwards (“NOLs”), which at December 31, 2013, were $226.8 million and $231.2 million, respectively, including net operating loss carryforwards attributable to the Company.  If not utilized, the federal NOLs will expire in years 2028 through 2033 and the state NOLs will expire in years 2015 through 2033.

The amounts of income from operations before income taxes and noncontrolling interest by U.S. and Canadian jurisdictions for the periods ended December 31 were as follows:

	2013	2012	2011
Income (loss) before taxes:
U.S.	$(3,500)	$8,894	$(47,072)
Canada	13,806	19,155	8,756
Total income (loss) before taxes	$10,306	$28,049	$(38,316)

The components of the provision for income taxes for the Company for the years ended December 31 were as follows:

	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(849)	(225)	(296)
Canada	(4,059)	(5,076)	(2,476)
Total current tax expense	(4,908)	(5,301)	(2,772)
Deferred:
Federal	—	—	—
State	(246)	(134)	(33)
Canada	(89)	—	—
Total deferred tax expense	(335)	(134)	(33)
Total tax expense	$(5,243)	$(5,435)	$(2,805)

 For the year ended December 31, 2013, the Company realized a tax benefit of approximately $8.0 million as a result of its utilization of federal and state net operating losses.

At December 31, the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	2013	2012
Deferred tax assets:
Federal and state net operating loss	$55,102	$63,281
Valuation allowance on cost recovery assets	5,717	5,260
Foreign tax credits	2,982	—
Branch office termination costs	1,472	—
Stock option expense	986	379
Amortization of loan fees and debt discount	662	601
Other	1,127	894
Total deferred tax assets	68,048	70,415
Deferred tax liabilities:
Level yield revenue	(28,468)	(30,727)
Property and equipment	(3,820)	(4,155)
Step-up in basis on purchased debt	—	(535)
Branch office intangible asset	(9,851)	(9,605)
Debt acquisition costs	(440)	(455)
Undistributed foreign earnings	(213)	—
Total deferred tax liabilities	(42,792)	(45,477)
Valuation allowance	(35,192)	(34,538)
Net deferred tax liability	$(9,936)	$(9,600)

At December 31, 2013, the Company had a federal net operating loss carryforward of $142.8 million that if not utilized will expire in the years ending December 31, 2029 through 2033. As of December 31, 2013, the Company had a state net operating loss carryforward of $164.9 million that if not utilized will expire in years ending December 31, 2015 through 2033.

As of the year ended December 31, 2013, the Company recorded a valuation allowance of $35.2 million against certain deferred tax assets including federal and state net operating losses, which may not be utilized within their available carryforward periods. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $9.9 million at December 31, 2013 was almost entirely attributable to the deferred tax liability associated with the Company’s indefinite lived branch office intangible asset. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made. The book-to-tax basis differences in Canada were minimal at December 31, 2013 and 2012.

For the year ended December 31, 2013, the combined state, federal and Canadian tax rate from operations was 50.9%. The increase in the effective tax rate from 2012 was primarily attributable to an increase in the estimated future state tax rate resulting from a greater apportionment of income to states with higher tax rates, as well an increase in the valuation allowance resulting from an increase in net deferred tax assets. The difference between total income tax expense and income tax expense computed using the statutory rate of 35% was as follows:

	2013	2012	2011
Computed tax (expense) benefit at statutory federal rate	$(3,607)	$(9,817)	$13,411
(Increase) decrease in valuation allowance	(654)	4,175	(17,427)
State tax rate change	(1,089)	—	—
State tax (expense) benefit, net of federal benefit	(211)	(533)	1,352
Foreign tax rate differential	120	1,628	591
Other	198	(888)	(732)
Total income tax expense	$(5,243)	$(5,435)	$(2,805)

The Company evaluates its uncertain tax positions in accordance with a two-step process. The first step is recognition: the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There were no unrecognized tax benefits as of December 31, 2013.
As of December 31, 2013, no provision had been made for United States federal and state income taxes on outside tax basis differences, which primarily related to accumulated foreign earnings up through the year ending December 31, 2012 of approximately $28.7 million, which are expected to be reinvested outside the United States indefinitely. Upon distribution of those earnings to the United States in the form of actual or constructive dividends, the Company would be subject to United States income taxes (subject to an adjustment for foreign tax credits), state income taxes and possible withholding taxes payable to Canada. Determination of this amount of unrecognized deferred United States tax liability is not practicable because of the complexities associated with its hypothetical calculation. The Company did not assert indefinite reinvestment of its 2013 Canadian earnings and repatriated $7.3 million, before $0.4 million Canadian withholding tax, during the third quarter of 2013. Both this distribution and the remaining undistributed 2013 Canadian earnings and profits have been accounted for in the provision for U.S. income taxes at December 31, 2013, including the impact of foreign tax credits, withholding taxes, and related valuation allowance.
11. Commitments and Contingencies

Leases

Our office facilities are under various operating lease agreements, and the expense is included in general and administrative expenses. Rent expense on our office facilities totaled approximately $1,525, $1,602, and $1,585 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company also leases certain software and various types of equipment through a combination of capital and operating leases.

At December 31, 2013, the total future minimum lease payments were as follows:

	Capital Lease Obligations	Operating Leases
Year ended December 31
2014	2,062	2,861
2015	1,130	2,698
2016	348	2,490
2017	10	646
2018	5	97
Thereafter	—	—
Total minimum lease payments	$3,555	$8,792
Less amount representing interest and maintenance fees	(811)
Total principal	$2,744

401(k) Savings

The Company offers participation in Parent's 401(k) profit-sharing plan. Eligible employees may make voluntary contributions which are matched by the Company up to 4% of the employee's compensation up to eligible limits. The amount of employee contributions are limited as specified in the profit-sharing plan. The Company may, at its discretion, make additional contributions. For the years ended December 31, 2013, 2012, and 2011, the Company made contributions of approximately $721, $555, and $493, respectively.

Branch Office Asset Purchase Program

During the year ended December 31, 2001, the Company approved an offering to its branch offices that provided them with the opportunity to invest in the Company's purchased debt. Under the terms of the agreement, the participant had the opportunity to invest in 10% to 20% of the Company's monthly investment in purchased debt, with their return based on actual collections.

A similar program continued in 2006, effective for debt purchases in the fourth quarter of 2005. As of December 31, 2013 and 2012, the remaining investments by the branch office owners under these plans were approximately $1,135 and $1,432, respectively. These amounts have been classified as a contra-asset to purchased debt in the accompanying consolidated balance sheets. The program was discontinued prospectively during the year ended December 31, 2010.

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At December 31, 2013, the Company did not have any significant non-cancelable forward flow purchase agreements.

Canadian Harmonized Sales Tax Review

In 2011, the Canada Revenue Agency (“CRA”) began a review of the Company’s Canadian subsidiaries’ compliance with the harmonized sales tax (“HST”) and subsequently made a preliminary assessment against the Company. During the second quarter of 2013, the Company paid the outstanding amount of the assessment, or approximately $1.5 million. However, the Company believes that its intercompany activities in Canada are not subject to the HST in the way the CRA has assessed, and has been pursuing a reversal or a reduction of the assessment since 2012 through the standard appeals process. During 2013, the Company has periodically been engaged with the appeals group of the CRA in ongoing discussions and has furnished requested information, but at the time of this filing, the appeal remains unresolved. The Company previously expensed the full amount of the assessment and does not believe it has any further exposure in this matter.

Litigation

From time to time the Company is a defendant in ordinary routine litigation alleging violations of applicable state and federal laws by the Company or the branch offices acting on its behalf that is incidental to our business. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging and continually changing, both for the Company, our branch offices and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. Management believes the range of reasonably possible loss for outstanding claims is between zero and $1.5 million. The Company accrues for loss contingencies as they become probable and estimable.

12. Related-Party Transactions

Notes Payable/Receivable to/from Related Parties

At December 31, 2013 and 2012, the Company had notes payable of $897 and $1,179 to individuals who are deemed related parties because of their relationship with a co-founder and member of our Board of Directors. These notes payable relate to a stock redemption plan that redeemed all of the shares formally owned by these individuals, but left the promissory notes held by these individuals outstanding, and are included in notes payable in the consolidated balance sheets.

At December 31, 2013 and 2012, the Company had notes receivable of $212 and $453, respectively from employees, former employees, and branch offices owned by certain officers, directors, and stockholders.

Amounts Due To/From Related Parties

At December 31, 2013 and 2012, the Company had accounts payable included in the accrued interest and other liabilities line item on the Consolidated Balance Sheets, of $5,786 and $2,734, respectively, due to branch offices owned by certain officers, directors, and stockholders.

At December 31, 2013 and 2012, the Company had accounts receivable included in the trade receivable and other assets line items on the Consolidated Balance Sheets, of $639 and $218 respectively, due from branch offices owned by certain officers, directors, and stockholders.

Revenues

Collections on our purchased debt and contingent debt collections are our primary source of revenues as described in Note 2. Revenues are not accounted for on an individual branch office basis. Collections by director-owned branch offices totaled $49,955, $45,439, and $32,994 for the years ended December 31, 2013, 2012, and 2011, respectively.

Servicing Fees

We paid purchased debt servicing fees, net of royalties, to director-owned branch offices totaling $13,547, $13,584, and $9,421 for the years ended December 31, 2013, 2012, and 2011, respectively.

Management Fees

The Company pays a management fee to a private equity firm which manages both its own investment in Parent, and the investments of others in Parent. The fee is related to services provided for management and administrative oversight, and strategic and tactical planning and advice. The fees for each of the years ended December 31, 2013, 2012, and 2011 were $500.

13. Significant Concentrations and Significant Customers

Our branch offices provide a significant amount of our collections on purchased debt. Branch office owners may own one or more branch location. Collections for the top five branch offices, as a percentage of total collections, for the year ended December 31, 2013 were as follows:

2013
Branch Office A	9.8%
Branch Office B	9.2
Branch Office C	7.4
Branch Office D	6.8
Branch Office E	4.1

At December 31, 2013 and 2012, the Company had amounts due from these branch offices totaling approximately $688 and $452, respectively, included in the trade receivable and other assets line items on the Consolidated Balance Sheets.

We have developed longstanding relationships with a number of leading credit issuers including U.S. and Canadian credit card, consumer loan, student loan, and business credit issuers. Historically, we have purchased assets from seven of the ten largest credit card issuers in the U.S. In aggregate, we have purchased from over 30 different issuers of credit over the last three years, which includes purchases from other debt purchasers. Debt issuers that represented a significant share of the Company's purchases were as follows:

2013
Issuer A	32.1%
Issuer B	21.8
Issuer C	17.9
Issuer D	10.2
Issuer E	4.6

The concentration of significant debt issuers from whom SquareTwo purchases assets varies from year to year and is generally dependent on how many of the previous issuers actively sell in the marketplace, the price at which they sell, and our ability to place successful bids. During 2013, the ongoing regulation of and the resulting uncertainty in the industry have particularly affected the traditional selling practices of the top issuers. In addition to normal fluctuations in the major credit issuers' selling volumes, a number of sellers have either reduced the amount of accounts sold or have temporarily stopped selling altogether during 2013. Specifically, Issuer A, despite being the top seller to SquareTwo during 2013, was not actively selling as of December 31, 2013.

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

The accounting policies of our two segments are the same as those described in the summary of significant accounting policies in Note 2. Canadian purchases made on or after January 1, 2012 are being accounted for under the level yield method unless we are unable to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method are accumulated into static pools on a quarterly basis separately from U.S. purchases.

The following tables present the Company's operating segment results for the years ended December 31, 2013, 2012, and 2011:

Cash Proceeds on Purchased Debt:

	Year Ended December 31,
Cash Proceeds on Purchased Debt	2013	2012	2011
Domestic	$515,696	$560,808	$434,740
Canada	48,013	47,209	35,940
Consolidated	$563,709	$608,017	$470,680

Total Revenues:

	Year Ended December 31,
Total Revenues	2013	2012	2011
Domestic	$309,570	$324,645	$215,030
Canada	28,683	29,632	15,809
Consolidated	$338,253	$354,277	$230,839

Adjusted EBITDA:

	Year Ended December 31,
Adjusted EBITDA(1)	2013	2012	2011
Domestic	$273,475	$311,168	$236,130
Canada	34,905	37,123	29,550
Consolidated	$308,380	$348,291	$265,680
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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

	Year Ended
Reconciliation of Net Income to Adjusted EBITDA ($ in thousands)	December 31,
	2013	2012	2011
Net income	$5,063	$22,614	$(41,121)
Interest expense	45,984	48,456	49,113
Interest income	(103)	(77)	(1,675)
Income tax expense	5,243	5,435	2,805
Depreciation and amortization	7,986	6,860	5,264
EBITDA	64,173	83,288	14,386
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	241,561	272,767	223,619
Amortization of step-up of carrying value(2)	107	142	274
Purchased debt valuation allowance (reversals) charges(3)	(6,648)	(7,737)	25,764
Certain other or non-cash expenses
Stock option expense(4)	128	152	301
Net gain on sale of property and equipment	—	(2,679)	—
Termination fees	4,900	—	—
Other(5)	4,159	2,358	1,336
Adjusted EBITDA	$308,380	$348,291	$265,680

(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Non-cash amortization of a step-up in the carrying value of certain purchased debt assets related to purchase accounting adjustments resulting from the 2005 acquisition of the Company by Parent.

(3)    Represents non-cash valuation allowance (reversals) charges on purchased debt.

(4)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and branch office owners.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The increase in Other in 2013 compared to 2012 is attributable to the HST assessment in Canada and satisfaction of a residual interest arrangement with a former lender during 2013, both discussed in the Consolidated Results section of Item 7.

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

	Year Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	December 31,
	2013	2012	2011
Net cash provided by operating activities	$15,045	$23,479	$18,688
Proceeds applied to purchased debt principal(1)	241,561	272,767	223,619
Interest expense to be paid in cash(2)	42,782	44,833	45,602
Interest income	(103)	(77)	(1,675)
Amortization of prepaid and other non-cash expenses	(4,658)	(836)	(2,673)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(4,899)	(1,065)	488
Other operating assets and liabilities and deferred taxes(4)	4,350	4,076	(22,510)
Income tax expense	5,243	5,435	2,805
Net gain on sale of property and equipment	—	(2,679)	—
Termination fees	4,900	—	—
Other(5)	4,159	2,358	1,336
Adjusted EBITDA	$308,380	$348,291	$265,680
(1)    Cash proceeds applied to purchased debt principal are shown in the investing activities section of the consolidated statements of cash flows.

(2)    Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)    Represents the change in restricted cash balances for the period due to the timing of payments on our lines of credit and semi-annual interest payments on our Senior Second Lien Notes.

(4)    The amount represents timing differences due to the recognition of certain expenses and revenue items on a cash versus accrual basis.

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The increase in Other in 2013 compared to 2012 is attributable to the HST assessment in Canada and satisfaction of a residual interest arrangement with a former lender during 2013, both discussed in the Consolidated Results section of Item 7.

Segment assets were as follows as of December 31, 2013 and December 31, 2012:

	December 31,
Total Assets	2013	2012
Domestic	$474,175	$455,099
Canada	24,229	25,137
Consolidated	$498,404	$480,236

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at December 31, 2013 or December 31, 2012.

15. Quarterly Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

Quarter Ended	March 31	June 30	September 30	December 31	Total
2013
Total revenues	$89,387	$90,650	$84,523	$73,693	$338,253
Total operating expenses	71,360	72,657	69,859	64,215	278,091
Operating income	18,027	17,993	14,664	9,478	60,162
Total other expenses	14,047	11,679	12,708	11,422	49,856
Income (loss) before income taxes	3,980	6,314	1,956	(1,944)	10,306
Income tax expense	(650)	(1,940)	(590)	(2,063)	(5,243)
Net income (loss)	3,330	4,374	1,366	(4,007)	5,063
Less: Net income attributable to noncontrolling interest	221	445	387	348	1,401
Net income (loss) attributable to SquareTwo	$3,109	$3,929	$979	$(4,355)	$3,662

2012
Total revenues	$78,066	$84,535	$96,901	$94,775	$354,277
Total operating expenses	66,465	73,378	71,538	68,652	280,033
Operating income	11,601	11,157	25,363	26,123	74,244
Total other expenses	12,294	9,729	12,165	12,007	46,195
(Loss) income before income taxes	(693)	1,428	13,198	14,116	28,049
Income tax expense	(1,418)	(1,284)	(1,352)	(1,381)	(5,435)
Net (loss) income	(2,111)	144	11,846	12,735	22,614
Less: Net income attributable to noncontrolling interest	494	520	485	453	1,952
Net (loss) income attributable to SquareTwo	$(2,605)	$(376)	$11,361	$12,282	$20,662

16. Supplemental Guarantor Information

The payment obligations under the Senior Second Lien Notes (see Note 6) are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) 100% owned existing and future domestic subsidiaries (“Guarantor Subsidiaries”), that guarantee, or are otherwise obligors with respect to, indebtedness under the Borrower’s senior revolving credit facility. The Senior Second Lien Notes are not guaranteed by Parent.

The consolidating financial information presented below reflects information regarding the Borrower, the issuer of the Senior Second Lien Notes, the Guarantor Subsidiaries, and all other subsidiaries of the Borrower (“Non-Guarantor Subsidiaries”). This basis of presentation is not intended to present the financial condition, results of operations or cash flows of the Company, the Borrower, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. The consolidating information is prepared in accordance with the same accounting policies as are applied to the Company’s consolidated financial statements except for accounting for income taxes of the Guarantor Subsidiaries, which is reflected entirely in the Borrower’s financial statements as all material Guarantor Subsidiaries are disregarded entities for tax purposes and are combined with the Borrower in the consolidated income tax return of Parent.

The presentation of the Borrower’s financial statements represents the equity method of accounting for the Guarantor and Non-Guarantor Subsidiaries. The results of operations of the Guarantor and Non-Guarantor Subsidiaries reflects certain expense allocations from the Borrower, which are made in relation to the intercompany balances and the intercompany usage of the Borrower’s assets.

Consolidating Balance Sheets

	December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$9,379	$—	$9,379
Restricted cash	(647)	7,131	—	—	6,484
Receivables:
Trade, net of allowance for doubtful accounts	1,113	9	864	—	1,986
Notes receivable	—	—	212	—	212
Taxes receivable	—	—	275	—	275
Purchased debt, net	—	261,714	12,643	—	274,357
Property and equipment, net	24,092	53	211	—	24,356
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	8,023	1,119	865	—	10,007
Investment in subsidiaries	290,938	—	—	(290,938)	—
Total assets	$494,298	$270,026	$25,018	$(290,938)	$498,404
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$3,507	$39	$(41)	$—	$3,505
Payable from trust accounts	1,807	61	65	—	1,933
Payable to Borrower	—	367,463	337	(367,800)	—
Taxes payable	748	—	—	—	748
Accrued interest and other liabilities	26,957	210	694	—	27,861
Deferred tax liability (asset)	9,944	—	(8)	—	9,936
Line of credit	145,269	—	—	—	145,269
Notes payable, net of discount	289,414	—	—	—	289,414
Obligations under capital lease agreements	2,744	—	—	—	2,744
Total liabilities	480,390	367,773	1,047	(367,800)	481,410
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,262	1,052	1	(1,053)	190,262
(Accumulated deficit) retained earnings	(176,354)	(98,799)	20,884	77,915	(176,354)
Accumulated other comprehensive loss	—	—	(1,347)	—	(1,347)
Total equity (deficiency) before noncontrolling interest	13,908	(97,747)	19,538	76,862	12,561
Noncontrolling interest	—	—	4,433	—	4,433
Total equity (deficiency)	13,908	(97,747)	23,971	76,862	16,994
Total liabilities and equity (deficiency)	$494,298	$270,026	$25,018	$(290,938)	$498,404

	December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$7,538	$—	$7,538
Restricted cash	(962)	12,345	—	—	11,383
Receivables:
Trade, net of allowance for doubtful accounts	874	106	557	—	1,537
Notes receivable	252	—	226	—	478
Purchased debt, net	107	236,005	15,570	—	251,682
Property and equipment, net	23,968	76	278	—	24,322
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	9,547	1,228	1,173	—	11,948
Investment in subsidiaries	268,513	—	—	(268,513)	—
Total assets	$473,078	$249,760	$25,911	$(268,513)	$480,236
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$2,601	$100	$(46)	$—	$2,655
Payable from trust accounts	1,584	156	54	—	1,794
Payable to Borrower	—	354,431	4,530	(358,961)	—
Taxes payable	108	—	2,664	—	2,772
Accrued interest and other liabilities	25,543	743	571	—	26,857
Deferred tax liability	9,605	—	(5)	—	9,600
Line of credit	132,412	—	—	—	132,412
Notes payable, net of discount	288,893	—	—	—	288,893
Obligations under capital lease agreements	2,214	—	—	—	2,214
Total liabilities	462,960	355,430	7,768	(358,961)	467,197
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,134	(202)	1	201	190,134
(Accumulated deficit) retained earnings	(180,016)	(105,468)	15,221	90,247	(180,016)
Accumulated other comprehensive loss	—	—	(111)	—	(111)
Total equity (deficiency) before noncontrolling interest	10,118	(105,670)	15,111	90,448	10,007
Noncontrolling interest	—	—	3,032	—	3,032
Total equity (deficiency)	10,118	(105,670)	18,143	90,448	13,039
Total liabilities and equity (deficiency)	$473,078	$249,760	$25,911	$(268,513)	$480,236

Consolidating Statements of Operations

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$10,727	$298,753	$28,098	$—	$337,578
Contingent debt	34	6	575	—	615
Other revenue	50	—	10	—	60
Total revenues	10,811	298,759	28,683	—	338,253
Expenses
Collection expenses on:
Purchased debt	—	160,915	10,707	—	171,622
Contingent debt	5	6	—	—	11
Court costs, net	—	39,552	603	—	40,155
Other direct operating expenses	—	17,394	157	—	17,551
Salaries and payroll taxes	4,325	21,474	549	—	26,348
General and administrative	3,663	7,138	3,617	—	14,418
Depreciation and amortization	4,371	3,564	51	—	7,986
Total operating expenses	12,364	250,043	15,684	—	278,091
Operating (loss) income	(1,553)	48,716	12,999	—	60,162
Other expenses
Interest expense	5,165	40,819	—	—	45,984
Other expense	401	1,228	2,243	—	3,872
Total other expenses	5,566	42,047	2,243	—	49,856
(Loss) income before income taxes	(7,119)	6,669	10,756	—	10,306
Income tax expense	(1,551)	—	(3,692)		(5,243)
Income from subsidiaries	12,332	—	—	(12,332)	—
Net income	3,662	6,669	7,064	(12,332)	5,063
Less: Net income attributable to the noncontrolling interest	—	—	1,401	—	1,401
Net income attributable to SquareTwo	$3,662	$6,669	$5,663	$(12,332)	$3,662

	Year Ended December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$13,196	$311,208	$28,956	$—	$353,360
Contingent debt	148	24	613	—	785
Other revenue	45	—	87	—	132
Total revenues	13,389	311,232	29,656	—	354,277
Expenses
Collection expenses on:
Purchased debt	—	180,493	8,716	—	189,209
Contingent debt	31	26	—	—	57
Court costs, net	—	36,905	412	—	37,317
Other direct operating expenses	—	7,785	16	—	7,801
Salaries and payroll taxes	6,062	19,594	480	—	26,136
General and administrative	1,022	9,563	2,068	—	12,653
Depreciation and amortization	3,977	2,832	51	—	6,860
Total operating expenses	11,092	257,198	11,743	—	280,033
Operating income	2,297	54,034	17,913	—	74,244
Other expenses
Interest expense	6,185	42,195	76	—	48,456
Other expense (income)	273	—	(2,534)	—	(2,261)
Total other expenses	6,458	42,195	(2,458)	—	46,195
(Loss) income before income taxes	(4,161)	11,839	20,371	—	28,049
Income tax expense	(359)	—	(5,076)	—	(5,435)
Income from subsidiaries	25,182	—	—	(25,182)	—
Net income	20,662	11,839	15,295	(25,182)	22,614
Less: Net income attributable to the noncontrolling interest	—	—	1,952	—	1,952
Net income attributable to SquareTwo	$20,662	$11,839	$13,343	$(25,182)	$20,662

	Year Ended December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Revenues on:
Purchased debt, net	$8,908	$202,801	$15,359	$—	$227,068
Contingent debt	2,085	992	384	—	3,461
Other revenue	(72)	31	351	—	310
Total revenues	10,921	203,824	16,094	—	230,839
Expenses
Collection expenses on:
Purchased debt	—	139,128	5,128	—	144,256
Contingent debt	2,582	42	—	—	2,624
Court costs, net	—	26,032	248	—	26,280
Other direct operating expenses	—	6,823	—	—	6,823
Salaries and payroll taxes	6,050	18,911	683	—	25,644
General and administrative	3,183	6,500	526	—	10,209
Depreciation and amortization	73	5,175	16	—	5,264
Total operating expenses	11,888	202,611	6,601	—	221,100
Operating (loss) income	(967)	1,213	9,493	—	9,739
Other expenses
Interest expense	6,283	42,309	521	—	49,113
Other (income) expense	(1,227)	14	155	—	(1,058)
Total other expenses	5,056	42,323	676	—	48,055
(Loss) income before income taxes	(6,023)	(41,110)	8,817	—	(38,316)
Income tax expense	(329)	—	(2,476)	—	(2,805)
Loss from subsidiaries	(35,638)	—	—	35,638	—
Net (loss) income	(41,990)	(41,110)	6,341	35,638	(41,121)
Less: Net income attributable to the noncontrolling interest	—	—	869	—	869
Net (loss) income attributable to SquareTwo	$(41,990)	$(41,110)	$5,472	$35,638	$(41,990)

Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$3,662	$6,669	$7,064	$(12,332)	$5,063
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(1,236)	—	(1,236)
Comprehensive income	3,662	6,669	5,828	(12,332)	3,827
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,401	—	1,401
Comprehensive income attributable to SquareTwo	$3,662	$6,669	$4,427	$(12,332)	$2,426

	Year Ended December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$20,662	$11,839	$15,295	$(25,182)	$22,614
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	230	—	230
Comprehensive income	20,662	11,839	15,525	(25,182)	22,844
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,952	—	1,952
Comprehensive income attributable to SquareTwo	$20,662	$11,839	$13,573	$(25,182)	$20,892

	Year Ended December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(41,990)	$(41,110)	$6,341	$35,638	$(41,121)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(215)	—	(215)
Comprehensive (loss) income	(41,990)	(41,110)	6,126	35,638	(41,336)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	869	—	869
Comprehensive (loss) income attributable to SquareTwo	$(41,990)	$(41,110)	$5,257	$35,638	$(42,205)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$3,662	$6,669	$7,064	$(12,332)	$5,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,371	3,564	51	—	7,986
Amortization of loan origination fees and debt discount	3,202	—	—	—	3,202
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Purchased debt valuation allowance reversal	—	(6,630)	(18)	—	(6,648)
Stock option expense	82	46	—	—	128
Amortization of prepaid and other non-cash expenses	3,811	555	292	—	4,658
Deferred tax provision, net of valuation allowance	339	—	(4)	—	335
Equity in subsidiaries	(12,332)	—	—	12,332	—
Changes in operating assets and liabilities:
Income tax payable/receivable	640	—	(2,510)	—	(1,870)
Restricted cash	(315)	5,214	—	—	4,899
Other assets	(3,874)	3,773	(4,587)	—	(4,688)
Accounts payable and accrued liabilities	2,000	(689)	562	—	1,873
Net cash provided by operating activities	1,693	12,502	850	—	15,045
Investing activities
Investment in purchased debt	—	(240,595)	(17,515)	—	(258,110)
Proceeds applied to purchased debt principal	—	221,884	19,677	—	241,561
Payments to branch offices related to asset purchase program	—	(297)	—		(297)
Net proceeds from notes receivable	77	—	—	—	77
Investment in subsidiaries	(6,506)	—	—	6,506	—
Investment in property and equipment, including internally developed software	(5,012)	—	—	—	(5,012)
Net cash (used in) provided by investing activities	(11,441)	(19,008)	2,162	6,506	(21,781)
Financing activities
Proceeds from (repayment of) investment by Parent, net	—	6,506	—	(6,506)	—
Payments on notes payable, net	(596)	—	—	—	(596)
Proceeds from lines-of-credit	581,644	—	—	—	581,644
Payments on lines-of-credit	(568,787)	—	—	—	(568,787)
Origination fees on the lines-of-credit	(1,035)	—	—	—	(1,035)
Payments on capital lease obligations	(1,478)	—	—	—	(1,478)
Net cash provided by (used in) financing activities	9,748	6,506	—	(6,506)	9,748
Increase in cash and cash equivalents	—	—	3,012	—	3,012
Impact of foreign currency translation on cash	—	—	(1,171)	—	(1,171)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$9,379	$—	$9,379
Supplemental cash flow information
Cash paid for interest	$42,420	$585	$—	$—	$43,005
Cash paid for income taxes	572	—	6,207	—	6,779
Property and equipment financed with capital leases and notes payable	2,407	—	—	—	2,407

	Year Ended December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$20,662	$11,839	$15,295	$(25,182)	$22,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,977	2,832	51	—	6,860
Amortization of loan origination fees and debt discount	3,623	—	—	—	3,623
Recovery of step-up in basis of purchased debt	142	—	—	—	142
Purchased debt valuation allowance reversal	—	(7,737)	—	—	(7,737)
Stock option expense	83	69	—	—	152
Amortization of prepaid and other non-cash expenses	2,825	1,456	(3,445)	—	836
Deferred tax provision, net of valuation allowance	134	—	—	—	134
Equity in subsidiaries	(25,182)	—	—	25,182	—
Changes in operating assets and liabilities:
Income tax payable/receivable	40	—	444	—	484
Restricted cash	869	196	—	—	1,065
Other assets	(2,648)	(3,605)	1,581	—	(4,672)
Accounts payable and accrued liabilities	(621)	622	(23)	—	(22)
Net cash provided by operating activities	3,904	5,672	13,903	—	23,479
Investing activities
Investment in purchased debt	—	(246,011)	(26,746)	—	(272,757)
Proceeds applied to purchased debt principal	—	254,859	17,908	—	272,767
Payments to branch offices related to asset purchase program	—	(301)	—	—	(301)
Net proceeds from notes receivable	459	—	—	—	459
Investment in subsidiaries	14,226	—	—	(14,226)	—
Investment in property and equipment, including internally developed software	(5,411)	(74)	(51)	—	(5,536)
Proceeds from sale of property and equipment, net of transaction costs	—	—	2,679	—	2,679
Net cash provided by (used in) investing activities	9,274	8,473	(6,210)	(14,226)	(2,689)
Financing activities
Proceeds from investment by Parent, net	87	(14,226)	—	14,226	87
Payments on notes payable, net	(274)	—	(2,618)	—	(2,892)
Proceeds from lines-of-credit	562,730	—	1,482	—	564,212
Payments on lines-of-credit	(574,477)	(1)	(1,504)	—	(575,982)
Origination fees on lines-of-credit	(200)	—	—	—	(200)
Payments on capital lease obligations	(1,053)	—	—	—	(1,053)
Net cash (used in) provided by financing activities	(13,187)	(14,227)	(2,640)	14,226	(15,828)
(Decrease) increase in cash and cash equivalents	(9)	(82)	5,053	—	4,962
Impact of foreign currency translation on cash	—	—	(81)	—	(81)
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$—	$7,538	$—	$7,538
Supplemental cash flow information
Cash paid for interest	$43,507	$1,416	$96	$—	$45,019
Cash paid for income taxes	185	—	4,631	—	4,816
Property and equipment financed with capital leases and notes payable	855	—	—	—	855

	Year Ended December 31, 2011
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(41,990)	$(41,110)	$6,341	$35,638	$(41,121)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	73	5,175	16	—	5,264
Amortization of loan origination fees and debt discount	3,511	—	—	—	3,511
Recovery of step-up in basis of purchased debt	274	—	—	—	274
Purchased debt valuation allowance charges	—	25,764	—	—	25,764
Stock option expense	205	96	—	—	301
Amortization of prepaid and other non-cash expenses	5,055	(2,020)	(362)	—	2,673
Deferred tax provision, net of valuation allowance	33	—	—	—	33
Equity in subsidiaries	35,638	—	—	(35,638)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	16,014	—	1,971	—	17,985
Restricted cash	2,971	(3,459)	—	—	(488)
Other assets	(4,680)	1,203	312	—	(3,165)
Accounts payable and accrued liabilities	7,606	(274)	325	—	7,657
Net cash provided by (used in) operating activities	24,710	(14,625)	8,603	—	18,688
Investing activities
Investment in purchased debt	—	(244,959)	(22,745)	—	(267,704)
Proceeds applied to purchased debt principal	—	203,190	20,429	—	223,619
Net proceeds from notes receivable	391	—	(230)	—	161
Investment in subsidiaries	(56,399)	—	—	56,399	—
Investment in property and equipment, including internally developed software	(4,173)	—	(243)	—	(4,416)
Net cash (used in) provided by investing activities	(60,181)	(41,769)	(2,789)	56,399	(48,340)
Financing activities
Proceeds from investment by Parent, net	66	56,399	—	(56,399)	66
Payments on notes payable, net	(241)	—	(216)	—	(457)
Proceeds from lines-of-credit	482,668	—	22,309	—	504,977
Payments on lines-of-credit	(444,735)	—	(27,313)	—	(472,048)
Origination fees on lines-of-credit	(450)	—	—	—	(450)
Payments on capital lease obligations	(1,574)	—	—	—	(1,574)
Net cash provided by (used in) financing activities	35,734	56,399	(5,220)	(56,399)	30,514
Increase in cash and cash equivalents	263	5	594	—	862
Impact of foreign currency translation on cash	—	—	(69)	—	(69)
Cash and cash equivalents at beginning of period	(254)	77	2,041	—	1,864
Cash and cash equivalents at end of period	$9	$82	$2,566	$—	$2,657
Supplemental cash flow information
Cash paid for interest	$43,358	$2,198	$546	$—	$46,102
Cash (received) paid for income tax refunds	(15,463)	—	323	—	(15,140)
Property and equipment financed with capital leases and notes payable	3,454	—	—	—	3,454

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its original Internal Control - Integrated Framework issued in 1992. Based on management's assessment and those criteria, management concluded that as of December 31, 2013, the Company's internal control over financial reporting is effective.

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding as amended, the stockholders of CA Holding that are party thereto and that collectively control a majority of the voting stock of CA Holding have agreed to vote such shares and to take all other action necessary to cause the CA Board to be comprised of no more than nine members, and to elect to the CA Board a maximum of five directors designated by affiliates of KRG, and as long as he holds at least 5% of the outstanding common stock of CA Holding, P. Scott Lowery and an additional member of the CA Board designated by Mr. Lowery. KRG has currently elected four members of the current board of directors of CA Holding. The remaining members of the CA Board will be selected by the CA Board. CA Holding, through its control of 100% of our outstanding voting stock, is able to elect all of our directors. It has been our past practice that our Board of Directors has the same composition as the CA Board; however, there is no contractual requirement that it do so.

Current Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and executive officers as of March 4, 2014:

Name	Age	Position
Paul A. Larkins	53	President, Chief Executive Officer and Director
P. Scott Lowery	55	Special Senior Advisor to the President and Chief Executive Officer and Director
L. Heath Sampson	43	Senior Vice President and Chief Financial Officer
Brian W. Tuite	44	Executive Vice President and Chief Business Development Officer
J.B. Richardson, Jr.	31	Senior Vice President of Operations
William A. Weeks	41	Senior Vice President and Chief Information Officer
Richard Roth	62	Senior Vice President and Chief Marketing Officer
Bethany S. Parker	33	Senior Vice President of Franchise Development
Kristin A. Dickey	44	Senior Vice President of Human Resources and Organizational Development
Mark D. Erickson	48	Senior Vice President of Commercial Business
Thomas G. Good	54	General Counsel and Secretary
Christopher J. Lane	52	Chairman of the Board of Directors
Blair J. Tikker	57	Director
Bennett R. Thompson	35	Director
Kimberly S. Patmore	57	Director
Thomas W. Bunn	60	Director
Thomas R. Sandler	67	Director

All of our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified, unless his office is earlier vacated in accordance with the Bylaws of the Company, or with the applicable provisions of the General Corporation Law of the State of Delaware. Messrs. Lane, Thompson, Tikker, and Sandler were appointed by KRG and Mr. Larkins was appointed by Mr. Lowery pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding.

Our officers are appointed by the Board of Directors and hold office until the expiration of their employment agreement, if such officer has entered into an employment agreement with the Company, or their earlier death, retirement, resignation or removal.

Employment Agreement with Paul A. Larkins. Effective as of April 1, 2013, SquareTwo and Paul A. Larkins entered into an Executive Employment Agreement pursuant to which Mr. Larkins agreed to serve as the President and Chief Executive Officer ("CEO") of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Larkins for cause in certain circumstances. The Executive Employment Agreement provides for a base salary of $650,000 together with an incentive compensation bonus in an amount with a targeted bonus of 100% if certain projected Adjusted EBITDA milestones are met, and/or other tangible financial metrics and management bonus objectives to be established periodically by the Compensation Committee are met.

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

Employment Agreement with P. Scott Lowery. SquareTwo employs P. Scott Lowery as its Special Senior Advisor to the President and CEO pursuant to an Executive Employment Agreement dated August 5, 2005. The Executive Employment Agreement provided for an initial three-year term with automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Lowery for cause in certain circumstances. The Executive Employment Agreement provides Mr. Lowery with an annual base salary of $350,000, a discretionary bonus, benefits that are generally available to our other executive officers, and certain severance benefits if Mr. Lowery terminates his employment for good reason or if SquareTwo terminates his employment without cause. For a summary of Mr. Lowery's compensation and severance rights, see “Compensation Discussion and Analysis.”

Employment Agreement with L. Heath Sampson. Effective as of April 1, 2013, SquareTwo and L. Heath Sampson entered into an Executive Employment Agreement pursuant to which Mr. Sampson agreed to serve as the Senior Vice President and Chief Financial Officer ("CFO") of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Sampson for cause in certain circumstances. The Executive Employment Agreement provides for a base salary of $400,000 together with an incentive compensation bonus in an amount with a targeted bonus of 100% if certain projected Adjusted EBITDA milestones are met, and/or other tangible financial metrics and management bonus objectives to be established periodically by the Compensation Committee are met.

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

Employment Agreement with Brian W. Tuite. Effective as of April 1, 2013, SquareTwo Financial Corporation and Brian W. Tuite entered into an Executive Employment Agreement pursuant to which Mr. Tuite agreed to serve as the Executive Vice President and Chief Business Development Officer of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Tuite for cause in certain circumstances. The Executive Employment Agreement provides for a base salary of $300,000 together with an incentive compensation bonus in an amount with a targeted bonus of 100% if certain projected Adjusted EBITDA milestones are met, and/or other tangible financial metrics and management bonus objectives to be established periodically by the Compensation Committee are met.

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

Paul A. Larkins has been our President and one of our directors since April 2009. Effective January 2010, he was appointed as our Chief Executive Officer. Mr. Larkins was the Chief Executive Officer and President of Key National Finance

in Superior, Colorado from May 1998 until April 2009. Prior to this role Mr. Larkins served as a Senior Executive Vice President with Key Bank USA and KeyCorp Leasing Ltd. Prior to KeyCorp, Mr. Larkins held regional and national roles with USL Capital and IBM. Mr. Larkins received his Bachelor of Science degree in Economics and Business Administration from St. Mary's College of California. Additionally, he is a graduate of the Institute of Lease Management at Columbia University and the Stonier Graduate School of Banking at the University of Delaware. The Board of Directors determined that Mr. Larkins should serve as a director due to his extensive experience in the finance industry, his knowledge of management techniques garnered through leading complex corporate organizations and his ability at developing and implementing strategic initiatives.

P. Scott Lowery, one of our co-founders, has served as the Special Senior Advisor to the President and CEO since April 1, 2013. Prior to this, Mr. Lowery served as the Chairman of our Board of Directors from our founding in 1994 until April 1, 2013. From 1994 through December 2009, Mr. Lowery was our Chief Executive Officer. He also served as our President from November 2002 until April 2009. Mr. Lowery also owns two of our branch offices. Mr. Lowery received his Bachelor of Science Degree in Business Administration from the University of Denver and his Juris Doctorate from the University of Denver College of Law. The Board of Directors determined that Mr. Lowery should serve as a director due to his experience as a co-founder of the company and CEO during its formative stages, his extensive experience in the accounts receivable management industry and his alignment with the shareholders through his extensive shareholdings.

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

Christopher J. Lane has been our Chairman of the Board of Directors since April 1, 2013 and one of our directors since August 2005. Mr. Lane is a Managing Director of KRG and has served on KRG's investment committee since 1997. Mr. Lane has over 25 years of diverse business experience as a principal and advisor in corporate strategy, business development, finance and operations, and has been involved with numerous corporate transactions, including mergers, acquisitions, recapitalizations, public offerings and going-private transactions. Prior to joining KRG, Mr. Lane was a partner in a certified public accounting and consulting firm. Mr. Lane graduated from the University of California, Irvine with a Bachelor of Arts in Economics and a Master of Business Administration in Management. The Board of Directors determined that Mr. Lane should serve as a director due to his financial and accounting background, and his extensive experience in strategic transactions.

Blair J. Tikker has been one of our directors since September 2013. Mr. Tikker has been a managing director with KRG since 2007. Prior to joining KRG, Mr. Tikker served as a consultant with KRG in 2006. Mr. Tikker graduated from Pacific Union College with a Bachelor of Science degree in Business Administration. The Board of Directors determined that Mr. Tikker is qualified to serve as a member of the board due to his significant business experience including his significant experience working in highly regulated industries.

Bennett R. Thompson has been one of our directors since August 2012. Since May 2007, Mr. Thompson has been employed at KRG Capital Partners, LLC, a private equity firm headquartered in Denver, Colorado, most recently serving as a Principal. Mr. Thompson graduated from Washington and Lee University with a B.A. in Economics. The Board of Directors determined that Mr. Thompson should serve as a director due to his knowledge of complex strategic and financial transactions.

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

Audit Committee

The Board of Directors has a standing Audit Committee. The Audit Committee of our Board of Directors is comprised of Kimberly S. Patmore, Thomas R. Sandler and Bennett R. Thompson, all of whom are independent under the NASDAQ listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has determined that each member of the Audit Committee is an "audit committee financial expert" as that term is defined in Item 407(d) of Regulation S-K. The Audit

Committee Charter is available on the Company's website at www.squaretwofinancial.com. Information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

The Audit Committee held seven meetings during 2013 and met informally between meetings. Audit Committee meetings are typically held in conjunction with scheduled meetings of the Board of Directors; however, the Audit Committee also holds meetings between meetings of the Board of Directors as needed. The Audit Committee holds executive sessions, which may include the Ernst & Young audit team.

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

The Audit Committee reviews and takes appropriate action with respect to the Company's annual and quarterly consolidated financial statements, the internal audit program, the confidential hot line and related ethics program and disclosures made with respect to the Company's internal controls. To facilitate its risk oversight functions, the Committee has regular interaction and briefings from the Company's office of General Counsel relating to significant litigation and the regulatory environment. The Committee also regularly consults with the Vice President - Internal Audit regarding audits conducted by the internal audit team on corporate and branch office processes and compliance matters with Section 404 of the Sarbanes Oxley Act of 2002.

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

The Company has established a Compliance Oversight Committee consisting of certain members of the Company's management team. The Compliance Oversight Committee oversees the efforts of the Company in complying with regulatory requirements and in ensuring that the Company's customers have a positive customer experience within the context of a collections relationship. The Compliance Oversight Committee is responsible for reporting to the Audit Committee on the progress on achieving the Company's periodic compliance initiatives.

Audit Committee Report

The Board of Directors has a standing Audit Committee. The Audit Committee held seven meetings during 2013 and also met informally between meetings. The Audit Committee of our Board of Directors is comprised of Kimberly S. Patmore, Thomas R. Sandler and Bennett R. Thompson, all of whom are independent under the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that each member of the Audit Committee is an "audit committee financial expert" as that term is defined in Item 407(d) of Regulation S-K. The Audit Committee Charter is available on the Company's website at www.squaretwofinancial.com. Information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

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

The Audit Committee reviewed and discussed with management, the Company's audited consolidated financial statements for the year ended December 31, 2013, including a discussion of the acceptability and appropriateness of significant accounting policies. The Audit Committee discussed with the Company's independent auditors matters related to the conduct of the audit of the Company's consolidated financial statements. The Audit Committee also reviewed with management and the independent auditors the reasonableness of significant estimates and judgments made in preparing the consolidated financial statements, as well as the clarity of the disclosures in the consolidated financial statements and related notes.

The Audit Committee has discussed with the Company's independent auditors the matters required to be discussed by PCAOB Auditing Standard No. 16, Communications with Audit Committees.

The Audit Committee has received written communications from Ernst & Young as required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with Ernst & Young their independence. The Audit Committee has concluded that the audit and permitted non-audit services which were provided by Ernst & Young in 2013 were compatible with, and did not negatively impact, their independence.

In 2013 the Audit Committee met with the Company's Vice President of Internal Audit and with its independent auditors, with and without management present, to discuss the overall quality of the Company's financial reporting. The Audit Committee also reviewed with management the Company's audited consolidated financial statements and related notes and the acceptability and appropriateness of significant accounting policies. Based on the reviews and discussions described in this Annual Report on Form 10-K, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in this Annual Report on Form 10-K and in the charter, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements and related notes be included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

The purpose of this compensation discussion and analysis ("CD&A") is to provide information about each material element of compensation earned by our "Named Executive Officers" during our 2013 fiscal year. The following discussion and analysis should be read in conjunction with the "2013 Summary Compensation Table" and related tables and narrative that are presented herein.

For our 2013 fiscal year, our Named Executive Officers were:

• Paul A. Larkins, who is our President and Chief Executive Officer.

• P. Scott Lowery, who is our Special Senior Advisor to the President and Chief Executive Officer.

• L. Heath Sampson, who is our Chief Financial Officer.

• Brian W. Tuite, who is our Chief Business Development Officer.

• Thomas G. Good, who is our General Counsel and Secretary

This CD&A addresses and provides the context behind the numerical and related information contained in the "2013 Summary Compensation Table" and related tables and includes actions regarding executive compensation that occurred after the end of our 2013 fiscal year, including the award of bonuses related to 2013 performance, the establishment of salaries, and the adoption of any new, or the modification of any existing, compensation programs.

Processes and Procedures for Considering and Determining Executive and Director Compensation

Our executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the compensation of our Chief Executive Officer and the Special Senior Advisor to the President and CEO and approves the compensation of the remaining Named Executive Officers. With the assistance of the CEO, the Compensation Committee administers CA Holding's 2005 Equity Incentive Plan ("Equity Plan"). Under the Compensation Committee Charter, the Compensation Committee has the authority to:

• Review and approve corporate goals and objectives relevant to the compensation of the CEO and other executive officers and evaluate the executive officers' performance in light of those goals and objectives;

• Develop the compensation levels of the CEO and review the compensation levels for the other executive officers in light of such evaluation;

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

• Comparable Market Compensation. The Compensation Committee periodically analyzes market compensation data and other relevant information regarding total direct compensation structures, giving appropriate weight to the data from our publicly traded market competitors. We believe that our compensation programs must be competitive both with the direct competition within our industry and also with companies outside of our industry who also recruit outstanding senior talent. This is essential to attract and retain highly talented senior executives both from within and outside our industry, which provides the Company with essential diversity of thought and experience necessary to drive performance. The Compensation Committee has the authority, when it deems it necessary, to retain outside consultants to assist the committee in evaluating the overall appropriateness of the compensation levels of the executive officers of the Company.

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

• Severance. To provide sufficient assurances to our executives, the Compensation Committee approved severance protection arrangements contained within their executive employment agreements for certain of our current executive officers that provide for payments if the executive's employment is terminated without cause or if the executive resigns for good reason. The Company believes that this is essential both to attract key talent and also to provide these executives with a requisite level of security that allows them to focus solely on the long term well-being of the Company.

Outside Consultants. Our Compensation Committee has the authority, in the exercise of its sole discretion, and at our expense, to hire outside advisors and consultants to assist it with developing appropriate compensation plans and policies. If the Compensation Committee determines that the existing compensation plans and policies are inappropriate to meet the above described goals, the Compensation Committee may decide to retain outside consultants to assist with the discharge of its duties. In setting compensation packages, the Compensation Committee compares Company compensation with publicly traded companies in our industry and other similarly sized companies. These publicly traded companies include, but are not limited to Portfolio Recovery Associates (NASDAQ: PRAA) and Encore Capital Group (NASDAQ: ECPG).

Role of Executives in the Compensation Setting Process. The Compensation Committee generally solicits management's assistance to determine executive compensation as it deems appropriate. However, when reviewing and setting the compensation, benefits, and perquisites of the CEO, neither the CEO nor any employee of the Company is present. When the Compensation Committee reviews the compensation, benefits, and perquisites of all other executives, the CEO may be present during deliberations at the Compensation Committee's discretion, but the CEO may not be present for voting on executive officer compensation, benefits or perquisites. Although the CEO generally makes recommendations to the Compensation Committee with respect to executive compensation decisions, including base salaries, cash incentive bonuses and equity-based awards, the Compensation Committee has, at times, established compensation, benefits or perquisites that were different from that recommended by the CEO.

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

With respect to its periodic review of salaries for our Named Executive Officers and other executive officers for 2013, the Compensation Committee considered data provided by our management which included an assessment of corporate performance, as well as individual performance of each executive. In 2013, based on the marketplace and individual performance within their job responsibilities, the Compensation Committee increased Mr. Larkins annual salary from $500,000 to $650,000, increased the annual salary of Mr. Sampson from $300,000 to $400,000, increased the annual salary of Mr. Tuite from $250,000 to $300,000, and increased the annual salary of Mr. Good from $240,000 to $275,000. The Compensation Committee maintained Mr. Lowery's annual salary at $350,000. The salaries for the Named Executive Officers are believed to be an appropriate reflection of our compensation philosophy which seeks to find an appropriate balance between "pay at risk" and market competitiveness.

We disclose the base salary earned in 2013 by our Named Executive Officers in the "Salary" column of the "2013 Summary Compensation Table."

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

The primary metric which the Company currently uses to evaluate its executives' performance is the attainment of annual Adjusted EBITDA goals. The Company believes that this metric captures the need of the Company to grow its business intelligently and maintain an appropriate focus on the cost structure of the Company. Additionally, the Company expects its

Named Executive Officers to focus on and achieve significant improvement in key components of its future growth, including, without limitation, the expansion of the Company's purchasing efforts into new product lines and with new creditors, the accuracy of underwriting in relation to actual returns, the hiring, retention and development of individuals who are viewed as being excellent performers and emerging leaders by the Company and the improvement of our operational focus through leveraging innovative business practices and technologies. The use of the department and individual goals to impact the amount of the bonus is designed to ensure that the performance of the individual executive is aligned both with the short term and long range interests of the Company while not rewarding excessively risky behavior. All departmental and individual PowerCards contain objectives which are designed to meet the Company's financial, operational and compliance objectives.

The bonus is calculated based on a percentage of the Named Executive Officers salary. The following table describes the minimum and target percentages which the executives may receive:

Executive	Minimum	Target
Paul A. Larkins	0%	100%
P. Scott Lowery	0%	100%
L. Heath Sampson	0%	100%
Brian W. Tuite	0%	100%
Thomas G. Good	0%	40%

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

For 2013, the Compensation Committee established goals and parameters for the annual cash incentive program based on corporate financial and strategic objectives reflected in our 2013 operating plan approved by the Board of Directors, as well as a stated bonus target for each individual. The initial goal for Adjusted EBITDA was $369.8 million for 2013. In 2013, the Company earned $308.4 million in Adjusted EBITDA which was approximately 83.4% of the target. Based on this performance, together with the Company's performance in achieving its strategic and tactical initiatives, the Compensation Committee agreed to fund the management bonus pool in an amount equal to 60% of the targeted bonus for the management discretionary bonus pool. For an explanation of the Adjusted EBITDA metric, please see the "Adjusted EBITDA" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Based on the Compensation Committee's corporate, departmental and individual performance for 2013, actual bonus payouts for our Named Executive Officers, to be paid in March 2014 and reported in the "2013 Summary Compensation Table" below, were $500,000 for Mr. Larkins which represented 77% of his base salary, $150,000 for Mr. Lowery which represented 43% of his base salary, $220,000 for Mr. Sampson which represented 55% of his base salary, $165,000 for Mr. Tuite which represented 55% of his base salary, and $65,000 for Mr. Good which represented 24% of his base salary.

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

Severance and Change in Control Agreements. Pursuant to the terms of their employment agreements, the Compensation Committee has approved certain severance arrangements for Messrs. Larkins, Lowery, Sampson and Tuite.

Mr. Larkins' employment agreement dated April 1, 2013 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Larkins' employment is terminated without Cause or he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 12 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in an amount equal to the bonus that would have been paid by us for the then current 12 month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365. The terms of the agreement also provide that if Mr. Larkins is eligible under and elects to continue his medical and dental coverage under COBRA, we will continue to pay his COBRA for a 12 month period, unless Mr. Larkins earlier becomes eligible to receive health care pursuant to a subsequent employer's group healthcare plan. The agreement contains a one year non-compete and non-solicitation provision.

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

Mr. Sampson's employment agreement dated April 1, 2013 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Sampson's employment is terminated without Cause or he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 12 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in an amount equal to the bonus that would have been paid by us for the then current twelve month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365. The terms of the agreement also provide that if Mr. Sampson is eligible under and elects to continue his medical and dental coverage under COBRA, we will continue to pay his COBRA for a 12 month period, unless Mr. Sampson earlier becomes eligible to receive health care pursuant to a subsequent employer's group healthcare plan. The agreement contains a one year non-compete and non-solicitation provision.

Mr. Tuite's employment agreement dated April 1, 2013 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Tuite's employment is terminated without Cause or if he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for six months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in an amount equal to the bonus that would have been paid by us for the then current twelve month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365. The terms of the agreement also provide that if Mr. Tuite is eligible under and elects to continue his medical and dental coverage under COBRA, we will continue to pay his COBRA for a six month period, unless Mr. Tuite earlier becomes eligible to receive health care pursuant to a subsequent employer's group healthcare plan. The agreement contains a one year non-compete and non-solicitation provision.

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

Other Benefits and Programs. For Messrs. Larkins, Lowery and Good, the Company has provided health insurance without these individuals making an employee contribution for the insurance. Under the terms of this arrangement, these individuals are provided family coverage at the lowest level of coverage provided for any of our employees. On any enhanced coverage, these individuals will pay the differential employee contribution.

For all employees of the Company, the Company pays for life insurance in an amount equal to 1 times the annual salary of the employee not to exceed $150,000. For the Named Executive Officers and certain other executive officers, the Company pays for life insurance with a benefit in an amount equal to the lesser of (i) the annual salary of the executive officer or (ii) $250,000.

As with all other full time employees of the Company, all of the Named Executive Officers are beneficiaries of the Company's short and long term disability programs. For executives who meet the eligibility requirements for short term disability, the Company will pay an amount equal to 66.66% of the executives' salary up to an amount equal to $2,000 per week. For executives who meet the eligibility requirements for long term disability, the Company will pay an amount equal to 60% of the executives' salary up to an amount equal to $10,000 per month.

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

In 2013, the Company contributed $9 to match Mr. Lowery's contributions to the 401(k) Plan; $9 to match Mr. Larkins' contributions to the 401(k) Plan; $10 to match Mr. Sampson's contributions to the 401(k) Plan; $10 to match Mr. Tuite's contributions to the 401(k) Plan and $9 to match Mr. Good's contributions to the 401(k) Plan.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned by, or paid to, each of our Named Executive Officers for services provided to us and our subsidiaries for the years ended December 31, 2013, 2012, and 2011:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(5)	All Other Compensation(6)	Total
Paul A. Larkins,	2013	$609,615	$500,000	$—	$—	$29,928	$1,139,543
President and Chief Executive Officer(1)	2012	500,000	1,100,000	—	—	23,638	1,623,638
	2011	500,000	1,100,000	—	—	15,402	1,615,402

P. Scott Lowery,	2013	350,000	150,000	—	—	100,196	600,196
Co-Founder and Special Senior Advisor to the President and Chief Executive Officer	2012	350,000	350,000	—	—	193,920	893,920
	2011	350,000	350,000	—	—	87,449	787,449

L. Heath Sampson,	2013	373,077	220,000	—	—	53,174	646,251
Chief Financial Officer(2)	2012	300,000	500,000	—	—	15,283	815,283
	2011	300,000	490,000	—	—	26,413	816,413

Brian W. Tuite,	2013	286,539	165,000	—	—	19,030	470,569
Executive Vice President, Chief Business Development Officer(3)	2012	250,000	350,000	—	—	7,800	607,800
	2011	250,000	425,000	—	—	7,043	682,043

Thomas G. Good	2013	265,652	65,000	—	—	16,290	346,942
General Counsel and Secretary(4)	2012	237,176	125,000	—	—	16,855	379,031
	2011	225,000	125,000	—	—	16,364	366,364
(1)     Mr. Larkins was appointed President on April 6, 2009. Effective January 1, 2010, he assumed the position of Chief Executive Officer.

(2)     Mr. Sampson was appointed Chief Financial Officer on September 1, 2009.

(3)     Mr. Tuite was appointed Chief Business Development Officer on August 17, 2009.

(4)     Mr. Good was appointed General Counsel on August 28, 2006 and was appointed Secretary on November 12, 2008.

(5)     Amount represents the grant date fair value of option awards. Refer to Note 8 to the consolidated financial statements for discussion of valuation methodology and assumptions.

(6)     Amounts set forth in the All Other Compensation column consist of the following:

	Perquisites				Total Perquisites & Other Compensation
Name	Company Airplane(a)	All Other Perquisites(b)	Total Perquisites	401k Match
Paul A. Larkins	$14,745	$5,798	$20,543	$9,385	$29,928
P. Scott Lowery	58,152	32,590	90,742	9,454	100,196
L. Heath Sampson	43,090	84	43,174	10,000	53,174
Brian W. Tuite	8,946	84	9,030	10,000	19,030
Thomas G. Good	—	7,357	7,357	8,933	16,290
(a)     The cost to the Company for use of the Company plane for personal travel for Messrs. Larkins, Lowery, Sampson and Tuite.

(b)     For 2013, All Other Perquisites primarily include cost of insurance benefits not offered to other employees for Messrs. Larkins, Lowery and Good . None of these perquisites by type are greater than $25,000 for any Named Executive Officer.

The Compensation Committee provided a bonus of $500,000 to Mr. Larkins based upon his significant leadership of the Company and his substantial progress toward achieving corporate and individual objectives across a number of strategic areas.

In setting the bonus for Mr. Lowery, the Compensation Committee determined that a bonus of $150,000 would establish a total compensation level commensurate with the significant value which he provides to the Company through his deep knowledge of the industry and his substantial interactions with the branch offices.

The Compensation Committee provided a bonus of $220,000 to Mr. Sampson based upon corporate performance and his progress toward departmental and individual objectives.

The Compensation Committee provided a bonus of $165,000 to Mr. Tuite based upon corporate performance and his progress toward achieving departmental and individual objectives, including his continued development of additional client relationships.
The Compensation Committee provided a bonus of $65,000 to Mr. Good based upon corporate performance and his progress toward achieving departmental and individual objectives.
2013 Grants of Plan-Based Awards
There were no grants of plan-based awards to our Named Executive Officers or purchases of stock under the terms of Equity Plan by our Named Executive Officers during the year ended December 31, 2013.

Option Exercises and Stock Vested

During the year ended December 31, 2013 there were no exercises of common stock options by our Named Executive Officers. The Named Executive Officer option awards that vested during 2013 were 500 and 250 to Messrs. Sampson and Tuite, respectively.

As previously mentioned, the B-1 and B-2 Contingent Convertible Preferred shares purchased by certain executives are subject to a three and five year repurchase period, respectively, from the date of purchase. The following table sets forth summary information relating to the lapsing of the Company's repurchase right relating to the B-1 and B-2 Contingent Convertible Preferred shares as of December 31, 2013:

	Repurchase Lapsed	Subject to Repurchase	Repurchase Lapsed	Subject to Repurchase
Name	B-1 Preferred	B-1 Preferred	B-2 Preferred	B-2 Preferred
Paul A. Larkins(1)	—	—	49,000	31,000
P. Scott Lowery	106,224	—	17,000	10,500
L. Heath Sampson	—	—	19,500	6,750
Brian W. Tuite	—	—	10,800	3,700
Thomas G. Good	—	—	8,150	2,225
(1)    Subsequent to his purchase of stock, in a series of permitted transactions, Mr. Larkins made gifts of 30,200 shares of the B-2 stock to various family trusts and a limited partnership.

2013 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning option awards to purchase shares of common stock of CA Holding that were outstanding (vested or unvested) as of December 31, 2013 with respect to the Named Executive Officers. Vesting of each award accelerates upon death, disability or a change of control:

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
L. Heath Sampson	2,000	500	$20.00	9/18/2019
Brian W. Tuite	1,000	250	$20.00	9/18/2019
(1)     Refer to Note 8 to the consolidated financial statements for further discussion of outstanding option awards and vesting period.

At December 31, 2013, the outstanding option awards granted to Mr. Lowery as the owner of two branch offices, as described previously, included 688 vested common stock options, and 688 vested Series A-2 Non-Convertible Preferred Stock options.

Potential Payments upon a Termination or Change of Control

The following table sets forth the possible compensation for our Named Executive Officers in certain instances of a change in control, and/or termination without cause:

Name	Severance Salary Payments(1)	Severance Bonus Payments(1)	COBRA or Individual Insurance Premiums(1)	Total
Paul A. Larkins	$650,000	$650,000	$14,853	$1,314,853
P. Scott Lowery	350,000	350,000	21,460	721,460
L. Heath Sampson	400,000	400,000	21,460	821,460
Brian W. Tuite	150,000	300,000	10,426	460,426
(1)    Severance Salary Payments, Severance Bonus Payments, and COBRA or Individual Insurance Premiums are calculated based upon each Named Executive Officer's salary and benefits in effect as of March 4, 2014. Refer to the Severance and Change in Control Agreements section herein for discussion of severance arrangements for Named Executive Officers.

2013 Director Compensation

Compensation Arrangements with Directors

The Board of Directors has established the following compensation arrangements for our independent directors who are neither employed by the Company nor affiliated with KRG:

• An annual retainer of $30,000 for service on the Board of Directors and attendance at meetings of the Board of Directors or any committees of the Board of Directors;

• An annual retainer of $50,000 for service as the Chairperson of the Audit Committee of the Company;

• An annual payment of $10,000 per committee for service as a member of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee;

• An initial grant of an unvested option to purchase 1,000 shares of CA Holding, Inc. common stock at an exercise price determined by the Board of Directors;

• An initial grant of an unvested option to purchase 1,000 shares of CA Holding, Inc. common stock at an exercise price determined by the Board of Directors for service as chairperson of the Audit Committee;

• On each anniversary date of the director's election to the Board of Directors, a grant of unvested options to purchase 500 shares of CA Holding, Inc. for common stock at a price equal to a price determined by the Board of Directors at the time of grant; and

• All out of pocket expenditures incurred by the individual director in attending the meeting will be reimbursed by the Company.

The Company has agreed with Mr. Bunn that any cash compensation may, at his election, be paid to a charitable foundation of his choosing. To date, all cash compensation paid to Mr. Bunn has been paid to Foundation for the Carolinas.

All stock options granted or required to be granted to directors will have a 1-3 year vesting period. The options will expire upon the earlier to occur of a date which is ten years from the date of granting or sixty days from the date that the director leaves the Company's Board of Directors. For all options granted to directors in 2013 and 2012, the exercise price is $20.00 per share. Through the significant equity component of the directors' compensation, the Company believes that it has properly aligned the interests of the independent director with the long term goals of the shareholders of the Company.

In addition to the regularly scheduled option issuance, in 2011 the Company allowed Ms. Patmore and Messrs. Bunn and Sandler to purchase 1,000 shares of Series B-2 Convertible Contingent Preferred Stock, deemed to be at the fair market value.

Directors who are Company employees or who are employed by KRG receive no incremental compensation for their membership on the Board of Directors.

The following table sets forth the compensation received by our non-employee directors or their designees for the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash		Option Awards(1)	Total
Kimberly S. Patmore	$80,000		$5,918	$85,918
Thomas W. Bunn	50,000	(2)	5,869	55,869
Thomas R. Sandler	50,000		5,865	55,865
(1)    Represents the total fair value of the option awards at the time of issuance. Our methodology for estimating share-based compensation cost is disclosed in Note 8 of the Consolidated Financial Statements.

(2)    Paid to Foundation for the Carolinas.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended December 31, 2013 were directors Christopher J. Lane, Bennett R. Thompson, and Thomas W. Bunn.  None of these individuals has been an officer or employee of the Company during the most recent completed fiscal year and no executive officer of the Company served on the compensation committee (or equivalent committee) or board of any company that employed any member of our Compensation Committee or our Board of Directors.

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
Bennett R. Thompson
Thomas W. Bunn

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

CA Holding, our sole stockholder, promulgated the Equity Plan which was amended and restated on November 21, 2006 and was further amended pursuant to a First Amendment to Amended and Restated 2005 Equity Incentive Plan. The following table contains certain information regarding options and warrants under the Equity Plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1) and (2)
Equity compensation plans approved by security holders	102,890	$22.09	49,950
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	102,890	$22.09	49,950
(1)    This balance is comprised of 82,674 outstanding options to purchase Common Non-Voting stock and 20,216 outstanding options to purchase shares of Series A-2 Convertible Preferred Stock.

(2)    This balance is comprised of 34,808 shares of Common Non-Voting stock and 15,142 shares of Series A-2 Non-Convertible Preferred Stock.

Beneficial Ownership

The following table sets forth as of March 4, 2014, the beneficial ownership of voting common stock of SquareTwo and its subsidiaries:

Name and Address	Voting Common Stock Beneficially Owned	Percentage of Voting Common Stock
CA Holding, Inc
4340 South Monaco Street, Second Floor
Denver, CO 80237	1,000	100.00%

The following tables contain information regarding the shares of common stock, nonconvertible preferred stock, and contingent convertible preferred stock of Parent as of March 4, 2014 held by our current directors and Named Executive Officers:

Common Stock:

Name	Voting Common Stock Beneficially Owned		Percentage of Voting Common Stock	Non-Voting Common Stock Beneficially Owned	Percentage of Non-Voting Common Stock
Paul A. Larkins
P. Scott Lowery	605,000	(1)	35.20%	1,035	2.40%
L. Heath Sampson
Brian W. Tuite
Thomas G. Good	1,000		0.06%
Christopher J. Lane(2)	1,016,000		59.20%
Blair J. Tikker
Bennett R. Thompson
Kimberly S. Patmore
Thomas W. Bunn
Thomas R. Sandler
All Executive Officers & Directors as a Group	1,622,000		94.50%	1,899	4.50%
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

(2)    Mr. Lane is deemed to beneficially own the 400,000 shares held by KRG plus the 616,000 shares that are effectively controlled by KRG pursuant to the Voting Trust Agreement discussed in "Certain Relationships and Related Transactions, and Director Independence". Mr. Lane serves as a Managing Director of KRG and has shared voting and investment power with respect to the shares held by KRG. Mr. Lane disclaims beneficial ownership of these shares except to the extent of their pecuniary interest therein.

Nonconvertible Preferred Stock:

Name	Series PL	Percentage of Series PL	Series A	Percentage of Series A	Series AA	Percentage of Series AA	Series A-1	Percentage of Series A-1	Series A-2		Percentage of Series A-2
Paul A. Larkins	250	100.00%
P. Scott Lowery			10,000	2.00%					551,035	(1)	82.70%
L. Heath Sampson
Brian W. Tuite
Thomas G. Good			100	0.02%			1,000	0.10%
Christopher J. Lane(2)			489,900	98.00%	142,466	94.30%	1,016,000	99.80%
Blair J. Tikker
Bennett R. Thompson
Kimberly S. Patmore
Thomas W. Bunn
Thomas R. Sandler
All Executive Officers & Directors as a Group	250	100.00%	500,000	100.00%	142,466	94.30%	1,017,000	99.90%	551,035		82.70%
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

(2)    Shares of Series A (295,000), Series AA (68,686), and Series A-1 (400,000) nonconvertible preferred stock beneficially owned by Mr. Lane are shares held in trust by KRG. Additionally, shares of Series A (194,900), Series AA (73,780), and Series A-1 (616,000) are effectively controlled by KRG pursuant to the Voting Trust Agreement discussed in "Certain Relationships and Related Transactions, and Director Independence". Mr. Lane serves as a

Managing Director of KRG and has shared voting and investment power with respect to the shares held by KRG. Mr. Lane disclaims beneficial ownership of these shares except to the extent of their pecuniary interest therein.

Contingent Preferred Stock:

Name	Series B-1	Percentage of Series B-1	Series B-2	Percentage of Series B-2	Series C-1	Percentage of Series C-1
Paul A. Larkins(1)			80,000	40.30%
P. Scott Lowery	106,224	30.50%	27,500	13.90%
L. Heath Sampson			26,250	13.20%
Brian W. Tuite			14,500	7.30%
Thomas G. Good			10,375	5.23%
Christopher J. Lane
Blair J. Tikker
Bennett R. Thompson
Kimberly S. Patmore			1,000	0.50%
Thomas W. Bunn			1,000	0.50%
Thomas R. Sandler			1,000	0.50%
All Executive Officers & Directors as a Group	106,224	30.50%	197,175	99.30%	—	—%
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

Certain Relationships and Related Transactions

Relationships with KRG

As of December 31, 2013, a series of entities affiliated with KRG owned approximately 23.3% of the outstanding voting stock of CA Holding and CA Holding owned 100% of our issued and outstanding voting stock. KRG is a private equity firm that focuses on a broad range of investments and has extensive experience in equity investments, corporate financing activities and mergers and acquisitions. KRG effectively controls CA Holding pursuant to CA Holding's Third Amended and Restated Stockholders Agreement and a Voting Trust Agreement among an affiliate of KRG and certain other stockholders of CA Holding, pursuant to which KRG has the power to vote a majority of the outstanding voting stock of CA Holding. Representatives of KRG currently hold four of the eight positions on the CA Board. CA Holding, through its control of 100% of our outstanding voting stock, is able to elect all of our directors.

On August 5, 2005, SquareTwo entered into a Management Agreement with KRG and CA Holding, pursuant to which KRG provides transaction advisory, financial and management consulting services to CA Holding and its subsidiaries. For the services provided under the Management Agreement, KRG receives an annual fee of $0.5 million and certain transaction fees for services rendered with respect to the consummation of acquisitions and business combinations by CA Holding or its subsidiaries or in the event of certain liquidity events, sale transactions or an initial public offering by CA Holding or its subsidiaries. KRG is also entitled to reimbursement for certain costs and expenses related to services it provides under the Management Agreement. During 2013, 2012, and 2011, the management fees earned by KRG were $0.5 million for each year.

Messrs. Lane and Tikker are Managing Directors of KRG. As such, Messrs. Lane and Tikker have an indirect financial interest in fees paid to KRG.

Relationships with P. Scott Lowery and the Lowery Family

Equity Ownership. As of December 31, 2013, P. Scott Lowery, a co-founder and a member of our Board of Directors, owned approximately 35.2% of the outstanding voting common stock of CA Holding, either individually through a series of trusts, through his spouse, or through the Scott Lowery Family Limited Partnership. Pursuant to the terms of CA Holding's Third Amended and Restated Stockholders Agreement, Mr. Lowery has the right to be elected as one of the nine members of the CA Board so long as he holds at least five percent (5%) of the outstanding common stock of CA Holding. See "Directors, Executive Officers and Corporate Governance-Board of Directors" for further discussion of the composition of our Board of Directors.

Branch Office Ownership. Through the Law Offices of Scott Lowery, Mr. Lowery is the owner of two branch offices. We paid purchased debt servicing fees, net of royalties, to these offices totaling $13.5 million, $13.6 million, and $9.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Promissory Notes. On September 13, 2001, Collect America, Ltd., n/k/a SquareTwo repurchased from Erma Lowery and Arthur Lowery, Mr. Lowery's mother and brother, respectively, all of their ownership interests in SquareTwo in exchange for promissory notes in the aggregate principal amount of $3.2 million. These promissory notes bear interest at 8.0% per annum, call for an aggregate monthly payment of less than $0.1 million, and mature on January 15, 2016, and August 15, 2021, respectively. In 2013, we paid an aggregate of $58 and $26 of interest and $254 and $29 of principal on these notes, respectively. The largest aggregate amount of principal outstanding in 2013 was $0.8 million and $0.3 million, respectively, and the aggregate amount of principal outstanding at March 4, 2014 was $0.5 million and $0.3 million, respectively.

Relationships with other Named Executive Officers

Promissory Note. Pursuant to a Promissory Note dated August 5, 2009, Paul A. Larkins borrowed $230,800 from CA Holding for the purpose of funding a portion of the purchase of 250 shares of Series PL Preferred Stock of CA Holding. This note is secured by a pledge of the stock purchased with the proceeds of the note. This note bears interest at the lower of (i) the mid-term applicable published federal rate, or (ii) the highest rate per annum from time to time permitted by applicable law, and calls for an interest only payment to be made on the earlier of the payment of annual bonuses to Mr. Larkins or March 31 of each year. The principal amount outstanding under this note has been $230,800 since August 5, 2009. The note matures upon the earliest to occur of a Qualified IPO, a Change in Control (each term as defined in the CA Holding Certificate of Incorporation) or January 1, 2018.

Promissory Note. Pursuant to a Promissory Note dated January 9, 2007 in the amount of $150,000, and amended April 15, 2009 to a balance of $151,530, Thomas G. Good borrowed funds from CA Holding, for the purpose of funding the purchase of 1,000 shares of Voting Common stock and 1,000 shares of Series A-1 Preferred Stock. The note is secured by a pledge of the stock purchased with the proceeds of the note. This note, as amended on January 9, 2013, January 9, 2011 and April 15, 2009, bears interest at 0.21% per annum, and calls for repayment of both principal and interest on January 9, 2015.

Independence of Directors

The Board of Directors has determined that Ms. Patmore and Messrs. Bunn, Lane, Tikker, Thompson, and Sandler, who constitute a majority of the Board of Directors are independent under NASDAQ listing standards. The Board of Directors has determined that the directors designated as "independent" have no relationship with the Company which would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. During its independence review, the Board of Directors considered transactions and relationships between each director or any member of his/her immediate family and the Company and its subsidiaries and affiliates. Messrs. Lane, Tikker, Thompson, and Sandler are designees of KRG which owns approximately 23.3% of the voting common stock of the CA Holding, Inc. The Board of Directors concluded this relationship with a stockholder of the Company in and of itself does not impair a director's independent judgment in connection with his duties and responsibilities as a director of the Company. The Board of Directors has determined that each member of the Board of Directors' Audit, Compensation and Nominating and Corporate Governance Committees is independent based on the Board of Directors' applications of the standards of NASDAQ, the SEC and/or the Internal Revenue Service as appropriate for such committee membership.

Item 14. Principal Accounting Fees and Services.

Ernst & Young, LLP served as the Company's Independent Registered Accounting Firm with respect to the audits of the Company's consolidated financial statements as of and for the years ended December 31, 2013 and 2012. In connection with the preparation of its 2013 and 2012 corporate income tax returns, the Company retained Ernst & Young, LLP for those permitted non-audit services.

Audit and Non-Audit Fees

The following table presents the fees billed or expected to be billed by Ernst & Young, LLP for the audit of the Company's consolidated financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered during those periods. All the services performed by and fees paid to Ernst & Young, LLP were pre-approved by the Audit Committee:

	2013	2012
Audit fees(1)	$389,000	$371,000
Tax fees(2)	179,434	121,970
Other fees(3)	2,000	2,000
Total	$570,434	$494,970
(1)    Audit fees primarily related to the audits of the Company's annual consolidated financial statements and reviews of the quarterly condensed consolidated financial statements.

(2)    Tax fees primarily relate to the preparation of tax returns and for tax consultation services.

(3)    Other fees relate to annual subscription for Ernst & Young, LLP's proprietary research tool.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services, services related to internal controls and other services. The independent auditors and the Company's Chief Financial Officer periodically report to the Audit Committee regarding the services provided by the independent auditor in accordance with this pre-approval. The Audit Committee pre-approved all of the services described above for the Company's 2013 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following consolidated financial statements of SquareTwo and its subsidiaries are filed as part of this Annual Report on Form 10-K under the heading "Financial Statements and Supplementary Data."

(b) Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1.1	Amended and Restated Certificate of Incorporation of SquareTwo Financial Corporation		S-4	3.1.1	11/19/2010
3.1.2	Amended and Restated Bylaws of SquareTwo Financial Corporation		S-4	3.1.2	11/19/2010
3.2.1	Certificate of Incorporation of SquareTwo Financial Commercial Funding Corporation, as amended.		S-4	3.2.1	11/19/2010
3.2.2	Bylaws of SquareTwo Financial Commercial Funding Corporation.		S-4	3.2.2	11/19/2010
3.3.1	Articles of Organization of Autus, LLC.		S-4	3.3.1	11/19/2010
3.3.2	Operating Agreement of Autus, LLC, as amended.		S-4	3.3.2	11/19/2010
3.4.1	Articles of Organization of CACH of NJ, LLC.		S-4	3.4.1	11/19/2010
3.4.2	Operating Agreement of CACH of NJ, LLC, as amended.		S-4	3.4.2	11/19/2010
3.5.1	Articles of Organization of CACH, LLC.		S-4	3.5.1	11/19/2010
3.5.2	Operating Agreement of CACH, LLC, as amended.		S-4	3.5.2	11/19/2010
3.6.1	Articles of Organization of CACV of Colorado, LLC.		S-4	3.6.1	11/19/2010
3.6.2	Operating Agreement of CACV of Colorado, LLC, as amended.		S-4	3.6.2	11/19/2010
3.7.1	Articles of Organization of CACV of New Jersey, LLC.		S-4	3.7.1	11/19/2010
3.7.2	Operating Agreement of CACV of New Jersey, LLC, as amended.		S-4	3.7.2	11/19/2010
3.8.1	Articles of Organization of Candeo, LLC.		S-4	3.8.1	11/19/2010

3.8.2	Operating Agreement of Candeo, LLC, as amended.	S-4	3.8.2	11/19/2010
3.9.1	Articles of Organization of Collect America of Canada, LLC.	S-4	3.9.1	11/19/2010
3.9.2	Operating Agreement of Collect America of Canada, LLC, as amended.	S-4	3.9.2	11/19/2010
3.10.1	Articles of Organization of Healthcare Funding Solutions, LLC.	S-4	3.10.1	11/19/2010
3.10.2	Operating Agreement of Healthcare Funding Solutions, LLC, as amended.	S-4	3.10.2	11/19/2010
3.11.1	Articles of Organization of Orsa, LLC.	S-4	3.11.1	11/19/2010
3.11.2	Operating Agreement of Orsa, LLC, as amended.	S-4	3.11.2	11/19/2010
3.12.1	Articles of Incorporation of ReFinance America, LTD.	S-4	3.12.1	11/19/2010
3.12.2	Bylaws of ReFinance America, LTD.	S-4	3.12.2	11/19/2010
4.1	Indenture, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 11.625% Senior Second Lien Note due 2017.	S-4	4.1	11/19/2010
4.2	Registration Rights Agreement, dated April 7, 2010, by and among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC.	S-4	4.2	11/19/2010
4.3.1	11.625% Senior Second Lien Note due 2017 No. A-1 in aggregate principal amount of $288,560,000.	S-4	4.3.1	11/19/2010
4.3.2	11.625% Senior Second Lien Note due 2017 No. S-1 in aggregate principal amount of $1,440,000.	S-4	4.3.2	11/19/2010
10.1	Loan Agreement, dated as of April 7, 2010, between SquareTwo Financial Corporation, as US Borrower, Preferred Credit Resources Limited, as Canadian Borrower, the other persons party thereto that are designated as loan parties, GMAC Commercial Finance LLC, as Agent and Lender, and the other financial institution(s) listed on the signature pages thereof, as Lenders.	S-4	10.1	11/19/2010
10.2	Amendment No. 1 to Loan Agreement	8-K	10.01	5/17/2011
10.3	Consent and Amendment No. 2 to Loan Agreement	10-K	10.3	3/1/2013
10.4	Amendment No. 3 to Loan Agreement	8-K	10.01	5/1/2013
10.5	Amendment No. 4 to Loan Agreement	8-K	10.01	10/31/2013
10.6	Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the US loan parties signatory thereto, and GMAC Commercial Finance LLC, in its individual capacity and as administrative and collateral agent.	S-4	10.2	11/19/2010
10.7	Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and GMAC Commercial Finance LLC as agent.	S-4	10.3	11/19/2010
10.8	Second Lien Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and U.S. Bank National Association as collateral agent.	S-4	10.4	11/19/2010

10.9	Second Lien Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors signatory thereto, and U.S. Bank National Association, as collateral agent.		S-4	10.5	11/19/2010
10.10	Intercreditor Agreement, dated April 7, 2010, by and among GMAC Commercial Finance LLC, as Senior Agent and U.S. Bank National Association, as Junior Agent.		S-4	10.6	11/19/2010
10.11.1	Purchase Agreement, dated April 1, 2010, among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC, acting on behalf of itself and as the representative of the several initial purchasers named therein.		S-4	10.7	11/19/2010
10.11.2	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. A-1.		S-4	10.8.1	11/19/2010
10.12	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. S-1.		S-4	10.8.2	11/19/2010
10.13	Copyright Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.9	11/19/2010
10.14	Trademark Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.10	11/19/2010
10.15	Tax Sharing Agreement, dated March 22, 2010, among CA Holding, Inc. and the Subsidiaries party thereto.		S-4	10.11	11/19/2010
10.16	Executive Employment Agreement, dated August 5, 2005, between SquareTwo Financial Corporation and P. Scott Lowery.		S-4	10.12	11/19/2010
10.17	Executive Employment Agreement, dated April 6, 2009, between SquareTwo Financial Corporation and Paul A. Larkins.		S-4	10.13	11/19/2010
10.18	Executive Employment Agreement, dated August 3, 2009, between SquareTwo Financial Corporation and L. Heath Sampson.		S-4	10.14	11/19/2010
10.19	Executive Employment Agreement, dated July 29, 2009, between SquareTwo Financial Corporation and Brian W. Tuite.		S-4	10.15	11/19/2010
10.20	Executive Employment Agreement, dated April 1, 2013, between SquareTwo Financial Corporation and Paul A. Larkins.		8-K	10.1	4/1/2013
10.21	Executive Employment Agreement, dated April 1, 2013, between SquareTwo Financial Corporation and L. Heath Sampson.		8-K	10.2	4/1/2013
10.22	Executive Employment Agreement, dated April 1, 2013, between SquareTwo Financial Corporation and Brian W. Tuite.		8-K	10.3	4/1/2013
10.23	Amended and Restated 2005 Equity Incentive Plan of CA Holding, Inc.		S-4	10.17	11/19/2010
10.24	Form of CA Holding, Inc. 2005 Equity Incentive Plan Restricted Stock Purchase Agreement.		S-4	10.18	11/19/2010
10.25	Form of CA Holding, Inc. 2005 Equity Incentive Plan Notice of Stock Option Award.		S-4	10.19	11/19/2010
21	Subsidiaries of SquareTwo Financial Corporation		S-4	21.1	11/19/2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
99.1	Seventh Amended and Restated Certificate of Incorporation of CA Holding, Inc.		8-K	99.1	7/6/2011
99.2	Amended and Restated Bylaws of CA Holding, Inc.		S-4	3.13.2	11/19/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQUARETWO FINANCIAL CORPORATION

March 4, 2014	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 4, 2014	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 4, 2014	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 4, 2014	By:	/s/ P. Scott Lowery
	Name:	P. Scott Lowery
	Title:	Special Senior Advisor to the President and Chief Executive Officer and Director

March 4, 2014	By:	/s/ Christopher J. Lane
	Name:	Christopher J. Lane
	Title	Chairman of the Board of Directors

March 4, 2014	By:	/s/ Blair J. Tikker
	Name:	Blair J. Tikker
	Title:	Director

March 4, 2014	By:	/s/ Bennett R. Thompson
	Name:	Bennett R. Thompson
	Title:	Director

March 4, 2014	By:	/s/ Kimberly S. Patmore
	Name:	Kimberly S. Patmore
	Title:	Director

March 4, 2014	By:	/s/ Thomas W. Bunn
	Name:	Thomas W. Bunn
	Title:	Director

March 4, 2014	By:	/s/ Thomas R. Sandler
	Name:	Thomas R. Sandler
	Title:	Director