Form 10-Q
period 2014-03-31
SquareTwo Financial Corp
filed 2014-05-08
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of May 8, 2014, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$12,656	$9,379
Restricted cash	25,508	6,484
Receivables:
Trade, net of allowance for doubtful accounts of $15 and $221, respectively	2,743	1,986
Notes receivable	204	212
Taxes receivable	202	275
Purchased debt, net	257,586	274,357
Property and equipment, net	23,808	24,356
Goodwill and intangible assets	171,348	171,348
Other assets	9,892	10,007
Total assets	$503,947	$498,404
Liabilities and equity
Payables:
Accounts payable, trade	$2,515	$3,505
Payable from trust accounts	2,477	1,933
Taxes payable	767	748
Accrued interest and other liabilities	33,633	27,861
Deferred tax liability	9,936	9,936
Line of credit	148,551	145,269
Notes payable, net of discount	289,406	289,414
Obligations under capital lease agreements	2,774	2,744
Total liabilities	490,059	481,410
Commitments and contingencies (Note 9)
Equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,136	190,262
Accumulated deficit	(178,841)	(176,354)
Accumulated other comprehensive loss	(2,181)	(1,347)
Total SquareTwo equity	9,114	12,561
Noncontrolling interest	4,774	4,433
Total equity	13,888	16,994
Total liabilities and equity	$503,947	$498,404

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Purchased debt revenue, net	$71,490	$89,147
Other revenue	19	240
Total revenues	71,509	89,387
Expenses
Purchased debt expense	35,172	46,457
Court costs, net	9,183	10,303
Other direct operating expense	3,906	2,391
Salaries and payroll taxes	7,557	6,847
General and administrative	4,043	3,448
Depreciation and amortization	1,642	1,914
Total operating expenses	61,503	71,360
Operating income	10,006	18,027
Other expenses
Interest expense	11,009	11,778
Other expense	106	2,269
Total other expenses	11,115	14,047
(Loss) income before income taxes	(1,109)	3,980
Income tax expense	(1,037)	(650)
Net (loss) income	(2,146)	3,330
Less: Net income attributable to the noncontrolling interest	341	221
Net (loss) income attributable to SquareTwo	$(2,487)	$3,109

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net (loss) income	$(2,146)	$3,330
Other comprehensive loss, net of tax:
Currency translation adjustment	(834)	(387)
Comprehensive (loss) income	(2,980)	2,943
Less: Comprehensive income attributable to the noncontrolling interest	341	221
Comprehensive (loss) income attributable to SquareTwo	$(3,321)	$2,722

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Equity	Noncontrolling Interest	Total Equity
Balances, December 31, 2013	$—	$190,262	$(176,354)	$(1,347)	$12,561	$4,433	$16,994
Net (loss) income	—	—	(2,487)	—	(2,487)	341	(2,146)
Currency translation adjustment	—	—	—	(834)	(834)	—	(834)
Distribution to Parent	—	(150)	—	—	(150)	—	(150)
Stock option expense	—	24	—	—	24	—	24
Balances, March 31, 2014	$—	$190,136	$(178,841)	$(2,181)	$9,114	$4,774	$13,888

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net (loss) income	$(2,146)	$3,330
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,642	1,914
Amortization of loan origination fees and debt discount	732	909
Recovery of step-up in basis of purchased debt	—	107
Purchased debt valuation allowance reversals	(205)	(1,384)
Stock option expense	24	34
Amortization of prepaid and other non-cash expenses	919	1,192
Changes in operating assets and liabilities:
Income tax payable/receivable	85	(2,784)
Restricted cash	(19,024)	(17,043)
Other assets	(2,119)	(1,800)
Accounts payable and accrued liabilities	5,715	6,241
Net cash used in operating activities	(14,377)	(9,284)
Investing activities
Investment in purchased debt	(25,764)	(62,270)
Proceeds applied to purchased debt principal	42,267	61,505
Net proceeds from notes receivable	—	32
Investment in property and equipment, including internally developed software	(1,082)	(1,201)
Net cash provided by (used in) investing activities	15,421	(1,934)
Financing activities
Repayments of investment by Parent	(150)	—
Payments on notes payable, net	(187)	(108)
Proceeds from lines-of-credit	117,758	147,167
Payments on lines-of-credit	(114,476)	(135,245)
Origination fees on lines-of-credit	(33)	—
Payments on capital lease obligations	(377)	(284)
Net cash provided by financing activities	2,535	11,530
Increase in cash and cash equivalents	3,579	312
Impact of foreign currency translation on cash	(302)	(250)
Cash and cash equivalents at beginning of period	9,379	7,538
Cash and cash equivalents at end of period	$12,656	$7,600
Supplemental cash flow information
Cash paid for interest	$1,784	$2,385
Cash paid for income taxes	957	3,438
Property and equipment financed with capital leases and notes payable	406	193
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2014, its condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2014 and 2013, its condensed consolidated statements of changes in equity for the three months ended March 31, 2014, and its condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013.  The condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income of the Company for the three months ended March 31, 2014 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s most recent Annual Report on Form 10-K.

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

Using our best estimate of future proceeds, if we estimate a reduction or delay in the receipt of the aggregate future cash proceeds on a pool, a valuation allowance may be recognized and the original IRR remains unchanged. The valuation allowance is determined to the extent that the present value (using the established IRR) of the revised future cash proceeds is less than the current carrying value of the pool. If we estimate an increase in the aggregate future cash proceeds or an acceleration of the timing of future cash proceeds on a pool, the IRR may be increased prospectively to reflect revised best estimates of those future cash proceeds over the remaining life of the pool. If there was a previous valuation allowance taken, reversal of the previously recognized valuation allowance occurs prior to any increases to the IRR. ASC 310-30 requires that each pool be evaluated independently and does not allow netting across pools. Thus, even in periods of increasing cash proceeds for our entire purchased debt portfolio, we may be required to record a valuation allowance. Allowance charges for purchased debt are included as adjustments to the purchased debt revenue, net line item in the condensed consolidated statements of operations.

Canadian purchases made on or after January 1, 2012 are being accounted for under the level yield method unless we are unable to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method are being accumulated into static pools on a quarterly basis separately from U.S. purchases.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less collection fees paid are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a fee paid to the branch offices or third party collection firms, there is a corresponding dollar recorded as revenue in the purchased debt revenue, net line item in the condensed consolidated statements of operations (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the court costs, net line item in the condensed consolidated statements of operations. As compared to the level yield method of accounting, the cost recovery method of accounting generally results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The Company has revised the presentation of its condensed consolidated statement of operations for all the periods presented to provide improved visibility and comparability with the current year presentation.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 amends the requirements for a parent entity's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any cumulative translation adjustment into net income if: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment; (iii) a partial sale of an equity method investment that is not a foreign entity when the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment; and (iv) the sale of an investment in a foreign entity with certain other characteristics. The amendments in this update are effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2013. The Company's adoption of ASU No. 2013-05 did not to have a material impact on the Company's financial position or results of operations.

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

3. Purchased Debt

Changes in purchased debt, net for the periods presented were as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$254,419	$230,773	$19,938	$20,909	$274,357	$251,682
Purchases	24,745	51,515	1,019	10,755	25,764	62,270
Valuation allowance reversals	205	1,366	—	18	205	1,384
Proceeds applied to purchased debt principal	(38,601)	(56,704)	(3,666)	(4,801)	(42,267)	(61,505)
Other(1)	(454)	(238)	(19)	257	(473)	19
Balance at end of period	$240,314	$226,712	$17,272	$27,138	$257,586	$253,850
 (1)    Other includes impacts of the Company’s currency translation, branch office asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Proceeds	$99,481	$130,362	$12,759	$16,511	$112,240	$146,873
Less:
Gross revenue recognized	60,880	73,658	8,771	11,347	69,651	85,005
Cost recovery court cost recoveries(1)	—	—	322	363	322	363
Proceeds applied to purchased debt principal	38,601	56,704	3,666	4,801	42,267	61,505
	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations.

The following table reconciles gross revenue recognized to purchased debt revenues, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Gross revenue recognized	$60,880	$73,658	$8,771	$11,347	$69,651	$85,005
Purchased debt royalties	1,456	2,498	224	363	1,680	2,861
Valuation allowance reversals	205	1,366	—	18	205	1,384
Other(1)	—	—	(46)	(103)	(46)	(103)
Purchased debt revenue, net	$62,541	$77,522	$8,949	$11,625	$71,490	$89,147
(1)    Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt, the branch office asset purchase program (discontinued), and recovery of step-up in basis.

     The following table shows detail of the Company’s purchases during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Purchase price	$24,745	$51,515	$1,019	$10,755	$25,764	$62,270
Face value	184,417	605,423	36,380	188,568	220,797	793,991
% of face	13.4%	8.5%	2.8%	5.7%	11.7%	7.8%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the three months ended March 31, 2014, the Company spent $24.7 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the customers) of the debt purchased was $184.4 million, which is a purchase price equal to 13.4% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the three months ended March 31, 2014 amounted to $37.9 million. The accretable yield for these purchases was $13.2 million, or the ERP of $37.9 million less the purchase price of $24.7 million.

The following represents the change in accretable yield for the three months ended March 31, 2014 and 2013:

	2014	2013
Balance at December 31, prior year	$523,006	$596,849
Impact from revenue recognized on purchased debt, net	(61,085)	(75,024)
Additions from current purchases	13,150	62,109
Reclassifications to accretable yield, including foreign currency translation	13,555	10,475
Balance at March 31,	$488,626	$594,409

The change in the valuation allowance for the Company’s purchased debt during the periods presented is as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$126,084	$136,602	$17,584	$13,714	$143,668	$150,316
Valuation allowance reversals	(205)	(1,366)	—	(18)	(205)	(1,384)
Balance at end of period	$125,879	$135,236	$17,584	$13,696	$143,463	$148,932

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

The following is a summary of intangibles:

	March 31, 2014	December 31, 2013
Goodwill	$146,458	$146,458
Branch office intangible	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	March 31, 2014			December 31, 2013
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit USD	4.8%	$148,551	April 2016	4.9%	$145,269	April 2016
Line of Credit CAD	5.8%	—	April 2016	5.8%	—	April 2016
Total Line of Credit		$148,551			$145,269
 (1)    Weighted average interest rates exclude the impact of amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the facility were $1,474 and $1,673 at March 31, 2014 and December 31, 2013, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility. The Company had accrued interest on its lines of credit of $192 and $122 at March 31, 2014 and December 31, 2013, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

At March 31, 2014, our availability under the line of credit facility was $75.9 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	March 31, 2014			December 31, 2013
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $2,170 and $2,350 unamortized discount	11.625%	$287,830	April 2017	11.625%	$287,650	April 2017
Other Notes Payable	5.6%	1,576	2015 - 2021	5.5%	1,764	2015 - 2021
Total Notes Payable		$289,406			$289,414
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $3,865 and $4,185 at March 31, 2014 and December 31, 2013, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $16,856 and $8,428 at March 31, 2014 and December 31, 2013, respectively, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of March 31, 2014, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit totaling $492 at March 31, 2014 and December 31, 2013. At March 31, 2014 letters of credit totaling $492 had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Equity

Common Stock

As of March 31, 2014 and December 31, 2013, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Non-Controlling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the non-controlling interest in CCL are shown on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income.

Accumulated Other Comprehensive Loss

During the three months ended March 31, 2014 and 2013, accumulated other comprehensive loss included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(1,347)	$(1,347)
Other comprehensive loss, net of tax of $0, before reclassifications	(834)	(834)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, March 31, 2014	$(2,181)	$(2,181)

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(111)	$(111)
Other comprehensive loss, net of tax of $0, before reclassifications	(387)	(387)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, March 31, 2013	$(498)	$(498)

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$257,586	$648,417	$—	$—	$648,417
Line of credit(2)	148,551	148,551	—	148,551	—
Senior Second Lien Notes, net of $2,170 unamortized discount(3)	287,830	301,758	301,758	—	—
Other Notes Payable(4)	1,576	1,576	—	1,576	—

	December 31, 2013
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$274,357	$658,676	$—	$—	$658,676
Line of credit(2)	145,269	145,269	—	145,269	—
Senior Second Lien Notes, net of $2,350 unamortized discount(3)	287,650	295,987	295,987	—	—
Other Notes Payable(4)	1,764	1,764	—	1,764	—
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

For the three months ended March 31, 2014 the combined state, federal and Canadian tax expense from operations was $1.0 million. It was primarily attributable to the Canadian operations based on an effective tax rate of approximately 26.5%, with $0.1 million of the amount relating to various state minimum taxes in the U.S. A $1.6 million federal benefit attributable to the Company’s pretax losses in the U.S. was fully offset by a valuation allowance assessed against the related net deferred tax assets.

9. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At March 31, 2014 the Company did not have any significant non-cancelable forward flow purchase agreements.

Litigation

From time to time the Company is a defendant in ordinary routine litigation alleging violations of applicable state and federal laws by the Company or the branch offices acting on its behalf that is incidental to our business. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging and continually changing, for the Company, our branch offices and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. Management believes the range of reasonably possible loss for outstanding claims is between zero and $1.5 million. The Company accrues for loss contingencies as they become probable and estimable.

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

The following tables present the Company's operating segment results for the three months ended March 31, 2014 and March 31, 2013:

Cash Proceeds on Purchased Debt:

	Three Months Ended March 31,
Cash Proceeds on Purchased Debt	2014	2013
Domestic	$101,986	$134,909
Canada	10,254	11,964
Consolidated	$112,240	$146,873

Total Revenues:

	Three Months Ended March 31,
Total Revenues	2014	2013
Domestic	$65,359	$82,024
Canada	6,150	7,363
Consolidated	$71,509	$89,387

Adjusted EBITDA:

	Three Months Ended March 31,
Adjusted EBITDA(1)	2014	2013
Domestic	$46,771	$71,523
Canada	7,421	7,253
Consolidated	$54,192	$78,776
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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

Reconciliation of Net Income to Adjusted EBITDA ($ in thousands)	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(2,146)	$3,330
Interest expense	11,009	11,778
Interest income	(19)	(15)
Income tax expense	1,037	650
Depreciation and amortization	1,642	1,914
EBITDA	11,523	17,657
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	42,267	61,505
Amortization of step-up of carrying value(2)	—	107
Purchased debt valuation allowance reversals(3)	(205)	(1,384)
Certain other or non-cash expenses
Stock option expense(4)	24	34
Other(5)	583	857
Adjusted EBITDA	$54,192	$78,776
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

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(14,377)	$(9,284)
Proceeds applied to purchased debt principal(1)	42,267	61,505
Interest expense to be paid in cash(2)	10,277	10,869
Interest income	(19)	(15)
Amortization of prepaid and other non-cash expenses	(919)	(1,192)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	19,024	17,043
Other operating assets and liabilities and deferred taxes(4)	(3,681)	(1,657)
Income tax expense	1,037	650
Other(5)	583	857
Adjusted EBITDA	$54,192	$78,776
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

Segment assets were as follows as of March 31, 2014 and December 31, 2013:

Total Assets	March 31, 2014	December 31, 2013
Domestic	$477,961	$474,175
Canada	25,986	24,229
Consolidated	$503,947	$498,404

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at March 31, 2014 or December 31, 2013.

11. Supplemental Guarantor Information

The payment obligations under the Senior Second Lien Notes (see Note 5) are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) 100% owned existing and future domestic subsidiaries (“Guarantor Subsidiaries”), that guarantee, or are otherwise obligors with respect to, indebtedness under the Borrower’s senior revolving credit facility. The Senior Second Lien Notes are not guaranteed by Parent.

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

Condensed Consolidating Balance Sheets

	March 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$12,656	$—	$12,656
Restricted cash	15,902	9,606	—	—	25,508
Receivables:
Trade, net of allowance for doubtful accounts	1,712	19	1,012	—	2,743
Notes receivable	—	—	204	—	204
Taxes receivable	—	—	202	—	202
Purchased debt, net	—	246,520	11,066	—	257,586
Property and equipment, net	23,552	64	192	—	23,808
Goodwill and intangible assets	170,779		569	—	171,348
Other assets	7,820	1,212	860	—	9,892
Investment in subsidiaries	280,418	—	—	(280,418)	—
Total assets	$500,183	$257,421	$26,761	$(280,418)	$503,947
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$2,569	$40	$(94)	$—	$2,515
Payable from trust accounts	2,337	66	74	—	2,477
Payable to Borrower	—	356,372	1,071	(357,443)	—
Taxes payable	767	—	—	—	767
Accrued interest and other liabilities	32,540	227	866	—	33,633
Deferred tax liability (asset)	9,944	—	(8)	—	9,936
Line of credit	148,551	—	—	—	148,551
Notes payable, net of discount	289,406	—	—	—	289,406
Obligations under capital lease agreements	2,774	—	—	—	2,774
Total liabilities	488,888	356,705	1,909	(357,443)	490,059
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,136	1,152	1	(1,153)	190,136
(Accumulated deficit) retained earnings	(178,841)	(100,436)	22,258	78,178	(178,841)
Accumulated other comprehensive loss	—	—	(2,181)	—	(2,181)
Total equity (deficiency) before noncontrolling interest	11,295	(99,284)	20,078	77,025	9,114
Noncontrolling interest	—	—	4,774	—	4,774
Total equity (deficiency)	11,295	(99,284)	24,852	77,025	13,888
Total liabilities and equity (deficiency)	$500,183	$257,421	$26,761	$(280,418)	$503,947

	December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$9,379	$—	$9,379
Restricted cash	(647)	7,131	—	—	6,484
Receivables:
Trade, net of allowance for doubtful accounts	1,113	9	864	—	1,986
Notes receivable	—	—	212	—	212
Taxes receivable	—	—	275	—	275
Purchased debt, net	—	261,714	12,643	—	274,357
Property and equipment, net	24,092	53	211	—	24,356
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	8,023	1,119	865	—	10,007
Investment in subsidiaries	290,938	—	—	(290,938)	—
Total assets	$494,298	$270,026	$25,018	$(290,938)	$498,404
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$3,507	$39	$(41)	$—	$3,505
Payable from trust accounts	1,807	61	65	—	1,933
Payable to Borrower	—	367,463	337	(367,800)	—
Taxes payable	748	—	—	—	748
Accrued interest and other liabilities	26,957	210	694	—	27,861
Deferred tax liability (asset)	9,944	—	(8)	—	9,936
Line of credit	145,269	—	—	—	145,269
Notes payable, net of discount	289,414	—	—	—	289,414
Obligations under capital lease agreements	2,744	—	—	—	2,744
Total liabilities	480,390	367,773	1,047	(367,800)	481,410
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,262	1,052	1	(1,053)	190,262
(Accumulated deficit) retained earnings	(176,354)	(98,799)	20,884	77,915	(176,354)
Accumulated other comprehensive loss	—	—	(1,347)	—	(1,347)
Total equity (deficiency) before noncontrolling interest	13,908	(97,747)	19,538	76,862	12,561
Noncontrolling interest	—	—	4,433	—	4,433
Total equity (deficiency)	13,908	(97,747)	23,971	76,862	16,994
Total liabilities and equity (deficiency)	$494,298	$270,026	$25,018	$(290,938)	$498,404

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,766	$63,583	$6,141	$—	$71,490
Other revenue	6	4	9	—	19
Total revenues	1,772	63,587	6,150	—	71,509
Expenses
Purchased debt expense	—	32,753	2,419	—	35,172
Court costs, net	—	9,115	68	—	9,183
Other direct operating expense	2	3,876	28	—	3,906
Salaries and payroll taxes	1,321	6,045	191	—	7,557
General and administrative	541	2,656	846	—	4,043
Depreciation and amortization	556	1,075	11	—	1,642
Total operating expenses	2,420	55,520	3,563	—	61,503
Operating (loss) income	(648)	8,067	2,587	—	10,006
Other expenses
Interest expense	1,305	9,704	—	—	11,009
Other expense (income)	128	—	(22)	—	106
Total other expenses	1,433	9,704	(22)	—	11,115
(Loss) income before income taxes	(2,081)	(1,637)	2,609	—	(1,109)
Income tax expense	(143)	—	(894)	—	(1,037)
Loss from subsidiaries	(263)	—	—	263	—
Net (loss) income	(2,487)	(1,637)	1,715	263	(2,146)
Less: Net income attributable to the noncontrolling interest	—	—	341	—	341
Net (loss) income attributable to SquareTwo	$(2,487)	$(1,637)	$1,374	$263	$(2,487)

	Three Months Ended March 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$2,896	$79,065	$7,186	$—	$89,147
Other revenue	61	2	177	—	240
Total revenues	2,957	79,067	7,363	—	89,387
Expenses
Purchased debt expense	—	44,015	2,442	—	46,457
Court costs, net	—	10,117	186	—	10,303
Other direct operating expense	1	2,387	3	—	2,391
Salaries and payroll taxes	1,683	4,946	218	—	6,847
General and administrative	955	1,699	794	—	3,448
Depreciation and amortization	1,146	755	13	—	1,914
Total operating expenses	3,785	63,919	3,656	—	71,360
Operating (loss) income	(828)	15,148	3,707	—	18,027
Other expenses
Interest expense	1,447	10,331	—	—	11,778
Other expense	110	—	2,159	—	2,269
Total other expenses	1,557	10,331	2,159	—	14,047
(Loss) income before income taxes	(2,385)	4,817	1,548	—	3,980
Income tax expense	(60)	—	(590)	—	(650)
Income from subsidiaries	5,554	—	—	(5,554)	—
Net income	3,109	4,817	958	(5,554)	3,330
Less: Net income attributable to the noncontrolling interest	—	—	221	—	221
Net income attributable to SquareTwo	$3,109	$4,817	$737	$(5,554)	$3,109

Condensed Consolidating Statements of Comprehensive (Loss) Income

	Three Months Ended March 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(2,487)	$(1,637)	$1,715	$263	$(2,146)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(834)	—	(834)
Comprehensive (loss) income	(2,487)	(1,637)	881	263	(2,980)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	341	—	341
Comprehensive (loss) income attributable to SquareTwo	$(2,487)	$(1,637)	$540	$263	$(3,321)

	Three Months Ended March 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$3,109	$4,817	$958	$(5,554)	$3,330
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(387)	—	(387)
Comprehensive income	3,109	4,817	571	(5,554)	2,943
Less: Comprehensive income attributable to the noncontrolling interest	—	—	221	—	221
Comprehensive income attributable to SquareTwo	$3,109	$4,817	$350	$(5,554)	$2,722

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(2,487)	$(1,637)	$1,715	$263	$(2,146)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	556	1,075	11	—	1,642
Amortization of loan origination fees and debt discount	732	—	—	—	732
Purchased debt valuation allowance reversals	—	(205)	—	—	(205)
Stock option expense	16	8	—	—	24
Amortization of prepaid and other non-cash expenses	750	166	3	—	919
Loss from subsidiaries	263	—	—	(263)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	19	—	66	—	85
Restricted cash	(16,549)	(2,475)	—	—	(19,024)
Other assets	(1,672)	(1,002)	555	—	(2,119)
Accounts payable and accrued liabilities	5,567	23	125	—	5,715
Net cash (used in) provided by operating activities	(12,805)	(4,047)	2,475	—	(14,377)
Investing activities
Investment in purchased debt	—	(22,790)	(2,974)		(25,764)
Proceeds applied to purchased debt principal	—	38,189	4,078		42,267
Investment in subsidiaries	11,336	—	—	(11,336)	—
Investment in property and equipment, including internally developed software	(1,066)	(16)	—		(1,082)
Net cash provided by investing activities	10,270	15,383	1,104	(11,336)	15,421
Financing activities
Repayment of investment by parent, net	(150)	(11,336)	—	11,336	(150)
Payments on notes payable, net	(187)	—	—		(187)
Proceeds from lines-of-credit	117,758	—	—		117,758
Payments on lines-of-credit	(114,476)	—	—		(114,476)
Origination fees on lines-of-credit	(33)	—	—		(33)
Payments on capital lease obligations	(377)	—	—		(377)
Net cash provided by (used in) financing activities	2,535	(11,336)	—	11,336	2,535
Increase in cash and cash equivalents	—	—	3,579	—	3,579
Impact of foreign currency translation on cash	—	—	(302)	—	(302)
Cash and cash equivalents at beginning of period	—	—	9,379	—	9,379
Cash and cash equivalents at end of period	$—	$—	$12,656	$—	$12,656
Supplemental cash flow information
Cash paid for interest	$1,784	$—	$—	$—	$1,784
Cash paid for income taxes	125	—	832	—	957
Property and equipment financed with capital leases and notes payable	406	—	—	—	406

	Three Months Ended March 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$3,109	$4,817	$958	$(5,554)	$3,330
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,146	755	13	—	1,914
Amortization of loan origination fees and debt discount	909	—	—	—	909
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Purchased debt valuation allowance reversals	—	(1,366)	(18)	—	(1,384)
Stock option expense	22	12	—	—	34
Amortization of prepaid and other non-cash expenses	998	(98)	292	—	1,192
Income from subsidiaries	(5,554)	—	—	5,554	—
Changes in operating assets and liabilities:
Income tax payable/receivable	43	—	(2,827)	—	(2,784)
Restricted cash	(16,828)	(215)	—	—	(17,043)
Other assets	(1,220)	(612)	32	—	(1,800)
Accounts payable and accrued liabilities	5,291	(1,013)	1,963	—	6,241
Net cash (used in) provided by operating activities	(11,977)	2,280	413	—	(9,284)
Investing activities
Investment in purchased debt	—	(57,439)	(4,831)	—	(62,270)
Proceeds applied to purchased debt principal	—	56,782	4,723	—	61,505
Net proceeds from notes receivable	32	—	—		32
Investment in subsidiaries	1,616	—	—	(1,616)	—
Investment in property and equipment including internally developed software	(1,201)	(7)	7	—	(1,201)
Net cash provided by (used in) investing activities	447	(664)	(101)	(1,616)	(1,934)
Financing activities
Repayments of investment by Parent, net	—	(1,616)	—	1,616	—
Payments on notes payable, net	(108)	—	—	—	(108)
Proceeds from lines-of-credit	147,167	—	—	—	147,167
Payments on lines-of-credit	(135,245)	—	—	—	(135,245)
Payments on capital lease obligations	(284)	—	—	—	(284)
Net cash provided by (used in) financing activities	11,530	(1,616)	—	1,616	11,530
Increase in cash and cash equivalents	—	—	312	—	312
Impact of foreign currency translation on cash	—	—	(250)	—	(250)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$7,600	$—	$7,600
Supplemental cash flow information
Cash paid for interest	$2,133	$252	$—	$—	$2,385
Cash paid for income tax	18	—	3,420	—	3,438
Property and equipment financed with capital leases and notes payable	193	—	—	—	193

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

Our business model leverages our analytical expertise, technology platform, operational experience and our network of branch offices, to purchase and then manage the recovery of charged-off receivables. Our focus throughout the recovery process is on the customer and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their validly incurred contractual obligations actually satisfy their obligations. In accordance with the Fair Square Promise, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe in turn allows us to liquidate more effectively. From 1999, our first full year of purchasing debt, to March 31, 2014, we have invested approximately $2.5 billion in the acquisition of charged-off receivables, representing over $36.9 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our invested capital.

Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of March 31, 2014 of $9.0 billion (active face value) will generate approximately $720.7 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.1 billion (active face value) to generate approximately $51.2 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $772.0 million as of March 31, 2014. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of purchased debt assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales, recourse and bankruptcy. We earn royalties from our branch offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE.

Expenses

Purchased Debt Expense

Purchased debt expense represents the direct costs of collections related to our purchased debt. The majority of our direct expenses represent the fees that we pay to our branch offices based on their collections on our purchased debt. The fee we pay to our offices varies depending on the age and type of purchased debt and certain network performance targets and other operational factors. In Canada, purchased debt expense includes the cost of our collectors as well as fees paid to outside agencies with whom we place certain accounts.

Court Costs, Net

Court costs represent court costs and related fees on accounts placed for legal action. Court costs are expensed as incurred and are reduced by court cost recoveries for purchased debt accounted for under the cost recovery method. Court cost recoveries for purchased debt accounted for under the level yield method are included in level yield proceeds which drive purchased debt revenue, net. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expense

Other direct operating expense represents other costs of collections, primarily on purchased debt. Included in other direct operating expense is direct legal compliance and certain other operating and branch office costs. Additionally, other direct operating expense includes the amounts paid to our commercial debt collectors employed by SquareTwo Commercial Funding.

Costs to Collect

We consider our true costs to collect on our purchased debt accounts to include purchased debt expense, gross court costs, and other direct operating expense. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes.

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

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the intangible value of our internally developed proprietary collection platform eAGLE, which is used by our branch offices.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Purchasing Activity

The following table summarizes the purchasing activity for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended
Purchasing Activity ($ in thousands)	March 31,
	2014	2013	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$174,811	$403,283	$(228,472)	(56.7)%
Price	24,172	44,634	(20,462)	(45.8)%
Price (%)	13.8%	11.1%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	9,606	202,140	(192,534)	(95.2)%
Price	573	6,881	(6,308)	(91.7)%
Price (%)	6.0%	3.4%
Other(2)
Face	36,380	188,568	(152,188)	(80.7)%
Price	1,019	10,755	(9,736)	(90.5)%
Price (%)	2.8%	5.7%
Purchased Debt - Total
Face	$220,797	$793,991	$(573,194)	(72.2)%
Price	25,764	62,270	(36,506)	(58.6)%
Price (%)	11.7%	7.8%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and medical purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $174.8 million of face value receivables at a price of $24.2 million during the three months ended March 31, 2014, compared to $403.3 million of face value receivables at a price of $44.6 million during the three months ended March 31, 2013. The decrease of 56.7% in face value and 45.8% in capital deployed was due to a reduction in the supply of charged-off receivables and increased competition in the market. Our average price for credit card/consumer loan - fresh purchases increased from 11.1% to 13.8%, generally without a corresponding increase in the quality of the offered portfolios. We attribute this price increase primarily to decreased supply from financial institutions as a result of the uncertainty stemming from the Consumer Financial Protection Bureau’s expressed intention to issue new regulations. Certain selling financial institutions, which had ceased selling during 2013, continued their absence from debt sales. While we believe this to be temporary, it remains unclear when these market participants will reenter the debt sales market.

During the three months ended March 31, 2014 we accepted lower returns on certain purchases relative to prior years. Refer to the Supplemental Performance Data for further information regarding purchases made during the three months ended March 31, 2014.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $9.6 million of face value receivables at a price of $0.6 million during the three months ended March 31, 2014, compared to $202.1 million of face value receivables at a price of $6.9 million during the three months ended March 31, 2013. The decrease of 95.2% in face value and 91.7% in capital deployed was due to a reduction in the supply of charged-off receivables and increased competition in the market, similar to credit card/consumer loan - fresh.

Other
Other purchases consist of commercial, student loan, and medical purchases. Other purchases were $36.4 million in face value at a price of $1.0 million during the three months ended March 31, 2014, compared to $188.6 million in face value at a price of $10.8 million during the three months ended March 31, 2013. The decrease in capital deployed was driven by an 83.5% decrease in commercial purchases and no student loan purchases during the three months ended March 31, 2014. These decreases were the result of reduction in the supply of charged-off receivables and increased competition in the market, similar to credit card/consumer loan - fresh. In addition, the Company is no longer actively pursuing purchases of medical accounts and has not purchased any medical portfolios since the first quarter of 2013. The decrease in price paid from 5.7% to 2.8% was due primarily to a change in product mix purchased.

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are voluntary non-legal collections, legal collections, the reimbursement of court costs, sales of accounts, returns of non-conforming accounts (which we refer to as recourse), and bankruptcy.

The following table summarizes the cash proceeds activity for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended
	March 31,
Cash Proceeds ($ in thousands)	2014	2013	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$52,253	$83,326	$(31,073)	(37.3)%
Legal collections	52,875	53,503	(628)	(1.2)%
Other collections(1)	5,282	5,479	(197)	(3.6)%
Total collections	110,410	142,308	(31,898)	(22.4)%
Sales, recourse & bankruptcy proceeds	1,830	4,565	(2,735)	(59.9)%
Total cash proceeds on purchased debt	$112,240	$146,873	$(34,633)	(23.6)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $52.3 million during the three months ended March 31, 2014 compared to $83.3 million during the three months ended March 31, 2013, representing a decrease of 37.3%. This decrease was driven primarily by lower face value of purchases during late 2013 and early 2014 and therefore less inventory in the voluntary, non-legal channel. Credit card/consumer loan non-legal collections represented 46.6% and 56.7% of total cash proceeds on purchased debt during three months ended March 31, 2014 and 2013, respectively.

Legal Collections

Credit card and consumer loan legal collections were $52.9 million during the three months ended March 31, 2014 compared to $53.5 million during the three months ended March 31, 2013, a decrease of 1.2%. Legal collections were largely unaffected by the lower purchases over the last three quarters due to the time lag between when portfolios are acquired versus when legal action, which is our strategy of last resort, is commenced. Credit card/consumer loan legal collections represented 47.1% and 36.4% of total cash proceeds on purchased debt during three months ended March 31, 2014 and 2013, respectively.

Other Collections

Other collections were $5.3 million during the three months ended March 31, 2014 compared to $5.5 million during the three months ended March 31, 2013, a decrease of 3.6%.

Sales, Recourse, and Bankruptcy Proceeds

Sales, recourse, and bankruptcy proceeds were $1.8 million during the three months ended March 31, 2014 compared to $4.6 million during the three months ended March 31, 2013. The decrease is directly attributable to a shift in the Company's strategy away from account re-sales. Concurrent with the shift away from account re-sales, the Company made operational improvements to enhance internal bankruptcy processing capabilities and began tracking bankruptcy proceeds in 2014.

Consolidated Results

The following table summarizes the results of our operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended
	March 31,
Consolidated Results ($ in thousands)	2014	2013	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$71,490	$89,147	$(17,657)	(19.8)%
Other revenue	19	240	(221)	(92.1)%
Total revenues	71,509	89,387	(17,878)	(20.0)%
Expenses
Purchased debt expense	35,172	46,457	(11,285)	(24.3)%
Court costs, net	9,183	10,303	(1,120)	(10.9)%
Other direct operating expense	3,906	2,391	1,515	63.4%
Salaries and payroll taxes	7,557	6,847	710	10.4%
General and administrative	4,043	3,448	595	17.3%
Depreciation and amortization	1,642	1,914	(272)	(14.2)%
Total operating expenses	61,503	71,360	(9,857)	(13.8)%
Operating income	10,006	18,027	(8,021)	(44.5)%
Other expenses
Interest expense	11,009	11,778	(769)	(6.5)%
Other expense	106	2,269	(2,163)	(95.3)%
Total other expenses	11,115	14,047	(2,932)	(20.9)%
(Loss) income before income taxes	(1,109)	3,980	(5,089)	(1)
Income tax expense	(1,037)	(650)	(387)	(59.5)%
Net (loss) income	$(2,146)	$3,330	$(5,476)	(1)
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $71.5 million during the three months ended March 31, 2014 compared to $89.1 million during the three months ended March 31, 2013, a decrease of $17.7 million or 19.8%. This change was predominantly driven by a $12.8 million decrease in gross revenue on level yield assets due to a decrease in the weighted average level yield portfolio IRR which was partially offset by an increase in the average carrying value of level yield purchased debt assets from $228.7 million to $247.4 million. Increased purchase prices led to lower return expectations on the 2013 and the first quarter 2014 purchases, which resulted in a lower overall weighted average IRR. Gross revenue on cost recovery assets decreased $2.6 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting.

During the three months ended March 31, 2014, we recorded $0.2 million in net reversals of non-cash valuation allowances on our level yield assets. Reversals of non-cash valuation allowance related to overperformance on certain 2007 - 2009 level yield pools offset by a non-cash valuation allowance charge on one 2013 level yield pool. During the three months ended March 31, 2013, we recorded $1.4 million in reversals of non-cash valuation allowances on our level yield assets related to overperformance on certain 2007 - 2009 level yield pools.

In addition, purchased debt royalties decreased $1.2 million, which was in line with the decrease in non-legal collections.

Purchased Debt Expense

Purchased debt expense was $35.2 million during the three months ended March 31, 2014 compared to $46.5 million during the three months ended March 31, 2013. Purchased debt expense decreased 24.3%, which was primarily attributable to a decrease of 22.4% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $9.2 million during the three months ended March 31, 2014, compared to $10.3 million during the three months ended March 31, 2013. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expense

Other direct operating expense was $3.9 million during the three months ended March 31, 2014, which represented an increase of $1.5 million from the three months ended March 31, 2013. This increase was attributable to certain branch office and operational expenses, including ongoing investments in operational improvements.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect", which includes purchased debt expense, court costs, gross, and other direct operating expense. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections.

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended
	March 31,
Costs to Collect ($ in thousands)	2014	2013	$ Variance	% Variance
Total collections	110,410	142,308	$(31,898)	(22.4)%

Costs to collect(1)	48,583	59,513	(10,930)	(18.4)%
Costs to collect as a % of collections	44.0%	41.8%

Costs to collect excluding court costs	39,078	48,848	(9,770)	(20.0)%
Costs to collect excluding court costs as a % of collections	35.4%	34.3%
(1)    Excludes court cost recoveries of $0.3 million and $0.4 million, respectively, to arrive at gross court costs.

The increase in costs to collect as a % of collections was attributable to certain branch office and operational expenses, including ongoing investments in operational improvements. As part of the operational improvements, SquareTwo centralized certain operating costs previously borne by our branch offices in mid-2013.

Other Expense

Other expense recognized during the three months ended March 31, 2013 consisted of $1.5 million related to the harmonized sales tax ("HST") assessment in Canada. The remaining amount related primarily to a write-off of certain input tax credits unrelated to the HST assessment.

Income Tax Expense

Income tax expense was $1.0 million for the three months ended March 31, 2014 compared to income tax expense of $0.7 million for the same period in 2013. Income tax expense was primarily driven by our Canadian operations which are taxed at an effective rate of approximately 26.5%, as the U.S. segment recognizes minimal tax expense due to its net operating losses and full valuation allowance position.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended
	March 31,
Adjusted EBITDA ($ in thousands)	2014	2013	$ Variance	% Variance
Voluntary, non-legal collections	$52,253	$83,326	$(31,073)	(37.3)%
Legal collections	52,875	53,503	(628)	(1.2)%
Other collections(1)	5,282	5,479	(197)	(3.6)%
Sales, recourse & bankruptcy proceeds	1,830	4,565	(2,735)	(59.9)%
Contribution of other business activities(2)	1,699	3,101	(1,402)	(45.2)%
Total inflows	113,939	149,974	(36,035)	(24.0)%

Purchased debt expense	35,172	46,457	(11,285)	(24.3)%
Court costs, net	9,183	10,303	(1,120)	(10.9)%
Other direct operating expense	3,906	2,391	1,515	63.4%
Salaries, general and administrative expenses	11,600	10,295	1,305	12.7%
Other(3)	493	2,643	(2,150)	(81.3)%
Total outflows	60,354	72,089	(11,735)	(16.3)%
Adjustments(4)	607	891	(284)	(31.9)%
Adjusted EBITDA	$54,192	$78,776	$(24,584)	(31.2)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

(2)    Includes royalties on purchased debt and other revenue.

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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA ($ in thousands)	March 31,
	2014	2013	$ Variance	% Variance
Net (loss) income	$(2,146)	$3,330	$(5,476)	(6)
Interest expense	11,009	11,778	(769)	(6.5)%
Interest income	(19)	(15)	(4)	(26.7)%
Income tax expense	1,037	650	387	59.5%
Depreciation and amortization	1,642	1,914	(272)	(14.2)%
EBITDA	11,523	17,657	(6,134)	(34.7)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	42,267	61,505	(19,238)	(31.3)%
Amortization of step-up of carrying value(2)	—	107	(107)	(100.0)%
Purchased debt valuation allowance reversals(3)	(205)	(1,384)	1,179	85.2%
Certain other or non-cash expenses
Stock option expense(4)	24	34	(10)	(29.4)%
Other(5)	583	857	(274)	(32.0)%
Adjusted EBITDA	$54,192	$78,776	$(24,584)	(31.2)%
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

(6)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA:

	Three Months Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	March 31,
	2014	2013	$ Variance	% Variance
Net cash used in operating activities	$(14,377)	$(9,284)	$(5,093)	(54.9)%
Proceeds applied to purchased debt principal(1)	42,267	61,505	(19,238)	(31.3)%
Interest expense to be paid in cash(2)	10,277	10,869	(592)	(5.4)%
Interest income	(19)	(15)	(4)	(26.7)%
Amortization of prepaid and other non-cash expenses	(919)	(1,192)	273	22.9%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	19,024	17,043	1,981	11.6%
Other operating assets and liabilities and deferred taxes(4)	(3,681)	(1,657)	(2,024)	(122.1)%
Income tax expense	1,037	650	387	59.5%
Other(5)	583	857	(274)	(32.0)%
Adjusted EBITDA	$54,192	$78,776	$(24,584)	(31.2)%
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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

Domestic Segment Performance Summary	Three Months Ended
	March 31,
($ in thousands)	2014	2013	$ Variance	% Variance
Purchases - face	$192,532	$739,994	$(547,462)	(74.0)%
Purchases - price	22,790	57,439	(34,649)	(60.3)%
Purchases - price (%)	11.8%	7.8%
Cash proceeds on purchased debt	101,986	134,909	(32,923)	(24.4)%
Total revenues	65,359	82,024	(16,665)	(20.3)%
Adjusted EBITDA(1)	46,771	71,523	(24,752)	(34.6)%
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

Purchases

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Total domestic purchases decreased $547.5 million or 74.0% in face value and $34.6 million or 60.3% in capital deployed. Capital deployed for credit card/consumer loan - fresh debt decreased $19.3 million and our average price increased from 11.1% to 14.4%. In addition, capital deployed for credit card/consumer loan - non-fresh debt decreased $5.6 million and purchases of commercial accounts decreased $5.2 million. We generally attribute the decrease in domestic purchasing to decreased supply from financial institutions as a result of the uncertainty in the current regulatory environment.

Cash Proceeds

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Domestic cash proceeds on purchased debt decreased $32.9 million or 24.4%. The largest driver was a decrease of $29.2 million or 40.3% in credit card and consumer loan voluntary, non-legal collections, due to lower face value of purchases in late 2013 and early 2014 and therefore less inventory in the voluntary, non-legal channel. In addition, sales decreased $3.4 million due to a shift in the Company's strategy away from account re-sales.

Total Revenues

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Total revenues attributable to our Domestic segment decreased $16.7 million or 20.3%, primarily driven by purchased debt revenue, net. Gross revenue on level yield assets decreased by $12.9 million, due to a decrease in the weighted average level yield portfolio IRR. Due to higher prices for domestic level yield assets purchased during 2013 and the first quarter 2014, our return expectations were lower than we have historically accepted in underwriting, resulting in a lower IRR on those portfolios. Partially offsetting the decrease in IRR, was an increase in the average carrying value of domestic level yield purchased debt assets. In addition, gross revenue on cost recovery assets decreased $1.5 million, which was in line with the decrease in cost recovery proceeds. The remaining difference was a $1.2 million decrease in purchased debt royalties, which was in line with the decrease in domestic voluntary, non-legal collections.

Adjusted EBITDA

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Domestic Adjusted EBITDA decreased $24.8 million or 34.6%. This was due primarily to a decrease in cash proceeds on purchased debt of $32.9 million, which resulted in an offsetting $10.8 million decrease in costs to collect.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

Canada Segment Performance Summary	Three Months Ended
	March 31,
($ in thousands)	2014	2013	$ Variance	% Variance
Purchases - face	$28,265	$53,997	$(25,732)	(47.7)%
Purchases - price	2,974	4,831	(1,857)	(38.4)%
Purchases - price (%)	10.5%	8.9%
Cash proceeds on purchased debt	10,254	11,964	(1,710)	(14.3)%
Total revenues	6,150	7,363	(1,213)	(16.5)%
Adjusted EBITDA(1)	7,421	7,253	168	2.3%
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

Purchases

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Purchases by our Canada segment decreased $25.7 million in terms of face value and $1.9 million in capital deployed, due to fewer acquisition opportunities that met our return criteria. Credit card/consumer loan - fresh purchases decreased $10.6 million in face value and $1.1 million in capital deployed and credit card/consumer loan - non-fresh purchases decreased $15.1 million in face value and $0.7 million in capital deployed. While the price of our Canadian credit card/consumer loan - fresh purchases stayed consistent, the price of credit card/consumer loan - non-fresh increased.

Cash Proceeds

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Canada cash proceeds on purchased debt decreased $1.7 million or 14.3%, primarily driven by a $1.8 million decrease in voluntary, non-legal collections, due to lower face value of purchases in late 2013 and early 2014 and therefore less inventory in the voluntary, non-legal channel. Partially offsetting this decrease is a $0.1 million increase in legal collections.

Total Revenues

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Total revenues from our Canada segment decreased $1.2 million or 16.5%. The decrease was due primarily to a $1.1 million decrease in gross revenue on cost recovery assets, which was in line with the decrease in cost recovery proceeds and our cost recovery asset base, as we started placing our Canadian asset purchases on level yield accounting in January 2012.

Adjusted EBITDA

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Adjusted EBITDA increased $0.2 million or 2.3%.

Supplemental Performance Data

Our Owned Portfolios

As of March 31, 2014, our active owned charged-off receivables in the U.S. and Canada totaled $10.1 billion in face value and consisted of approximately 3.0 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of March 31, 2014.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,463	$4,011	$5,868	58.3%	$2,020	81.4%
Credit Card/Consumer Loan - Non-Fresh	724	3,231	2,339	23.2%	333	13.4%
Other(2)	836	2,226	1,861	18.5%	130	5.2%
Total/Average	3,023	$3,330	$10,068	100.0%	$2,483	100.0%
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

The gross ROIs for 2007 and 2008 shown below are lower in comparison to most of our historical multiples. These lower ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment that was predominantly related to purchase years 2006 through 2008. The gross ROIs for 2013 and 2014 purchases are also lower in comparison to most of our historical returns, primarily due to rising prices and lower supply that have resulted in increased market competition.
U.S. Purchased Debt Portfolio as of March 31, 2014 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$1,910	—%	$2,095,920	$2,893	$2,098,813	2.34x
2007	236,005	(59,249)	5,075	2%	346,155	7,820	353,975	1.50x
2008	226,030	(68,832)	8,648	4%	332,668	16,604	349,272	1.55x
2009	105,157	(1,121)	3,171	3%	205,738	17,925	223,663	2.13x
2010	164,117	(1,975)	2,517	2%	376,165	61,970	438,135	2.67x
2011	244,959	(2,917)	15,229	6%	498,405	125,772	624,177	2.55x
2012	246,011	(3,843)	50,575	21%	366,317	185,815	552,132	2.24x
2013	240,595	(1,291)	139,128	58%	159,057	269,159	428,216	1.78x
2014	22,790	—	21,401	94%	1,689	32,762	34,451	1.51x
Total	$2,382,004	$(143,463)	$247,654		$4,382,114	$720,720	$5,102,834	2.14x

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

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of March 31, 2014 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,367	$65	$9,432	1.60x
2007	7,889	—	—	—%	14,638	267	14,905	1.89x
2008	6,282	—	—	—%	9,008	349	9,357	1.49x
2009	3,350	—	—	—%	8,808	936	9,744	2.91x
2010	7,706	—	—	—%	27,038	3,008	30,046	3.90x
2011	22,745	—	397	2%	53,055	7,773	60,828	2.67x
2012	26,746	—	3,104	12%	41,041	12,906	53,947	2.02x
2013	17,515	—	5,489	31%	16,356	21,058	37,414	2.14x
2014	2,974		2,077	70%	1,157	4,881	6,038	2.03x
Total	$101,092	$—	$11,067		$180,468	$51,243	$231,711	2.29x
(1)    Converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Converted to U.S. dollars using the exchange rate as of March 31, 2014.

Consolidated Purchased Debt Portfolio as of March 31, 2014 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$1,910	—%	$2,105,287	$2,958	$2,108,245	2.34x
2007	243,894	(59,249)	5,075	2%	360,793	8,087	368,880	1.51x
2008	232,312	(68,832)	8,648	4%	341,676	16,953	358,629	1.54x
2009	108,507	(1,121)	3,171	3%	214,546	18,861	233,407	2.15x
2010	171,823	(1,975)	2,517	1%	403,203	64,978	468,181	2.72x
2011	267,704	(2,917)	15,626	6%	551,460	133,545	685,005	2.56x
2012	272,757	(3,843)	53,679	20%	407,358	198,721	606,079	2.22x
2013	258,110	(1,291)	144,617	56%	175,413	290,217	465,630	1.80x
2014	25,764	—	23,478	91%	2,846	37,643	40,489	1.57x
Total	$2,483,096	$(143,463)	$258,721		$4,562,582	$771,963	$5,334,545	2.15x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective at the time of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of March 31, 2014.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of March 31, 2014 will generate a total of approximately $720.7 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2014	2015	2016	2017	2018	2019	2020	2021 and thereafter	Total
2006 and prior(1)	$2,431	$462	$—	$—	$—	$—	$—	$—	$2,893
2007	4,382	3,009	429	—	—	—	—	—	7,820
2008	7,699	6,681	1,969	255	—	—	—	—	16,604
2009	5,797	5,833	3,943	2,007	344	—	—	—	17,924
2010	18,370	17,513	12,706	8,472	4,221	689	—	—	61,971
2011	41,705	31,231	21,321	15,701	10,319	4,861	634	—	125,772
2012	66,185	48,905	26,472	17,746	13,226	8,713	4,059	509	185,815
2013	85,086	81,476	42,740	22,156	15,847	11,135	7,199	3,520	269,159
2014	14,456	8,235	4,927	2,227	1,151	741	530	495	32,762
Total	$246,111	$203,345	$114,507	$68,564	$45,108	$26,139	$12,422	$4,524	$720,720
Cumulative Percent	34.1%	62.4%	78.2%	87.8%	94.0%	97.6%	99.4%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$2,722	$171	$—	$—	$—	$—	$—	$—	$2,893
2007	5,439	2,217	164	—	—	—	—	—	7,820
2008	9,823	5,377	1,304	100	—	—	—	—	16,604
2009	7,435	5,362	3,459	1,533	136	—	—	—	17,925
2010	23,204	16,256	11,645	7,409	3,174	282	—	—	61,970
2011	51,344	27,492	19,847	14,366	8,955	3,532	236	—	125,772
2012	81,893	41,184	23,323	16,631	12,118	7,549	2,927	190	185,815
2013	109,838	70,615	35,762	19,577	14,655	10,165	6,207	2,340	269,159
2014	16,655	7,677	4,012	1,845	1,007	692	481	393	32,762
Total	$308,353	$176,351	$99,516	$61,461	$40,045	$22,220	$9,851	$2,923	$720,720
Cumulative Percent	42.8%	67.3%	81.1%	89.6%	95.1%	98.2%	99.6%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	2006 & Prior(2)	2007	2008	2009	2010	2011	2012	2013	2014	Total
2006 & Prior(1)	$1,329,748	$338,808	$180,830	$96,778	$61,165	$40,410	$26,238	$18,207	$3,736	$2,095,920
2007	—	98,929	111,049	54,363	34,500	21,178	14,424	9,919	1,793	346,155
2008	—	—	98,025	88,017	65,471	38,416	24,983	15,024	2,732	332,668
2009	—	—	—	49,074	71,698	41,300	27,948	13,681	2,037	205,738
2010	—	—	—	—	90,429	130,132	94,374	53,213	8,017	376,165
2011	—	—	—	—	—	163,304	196,236	120,068	18,797	498,405
2012	—	—	—	—	—	—	176,605	163,096	26,616	366,317
2013	—	—	—	—	—	—	—	122,488	36,569	159,057
2014	—	—	—	—	—	—	—	—	1,689	1,689
Total	$1,329,748	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$515,696	$101,986	$4,382,114
(1)    Represents purchase vintage years 1998-2006.

(2)    Represents proceeds from purchased debt during the years 1998-2006.

The following chart represents our historical proceeds on owned debt by quarter, with collections shown in black and sales, recourse & bankruptcy proceeds in gray.

Quarterly Cash Proceeds ($ in millions)

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At March 31, 2014, the Company did not have any significant non-cancelable forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations and our forward flow contracts through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of March 31, 2014, our total availability under our line of credit was $75.9 million based on our borrowing base calculation, and our non-restricted cash balances were $12.7 million, resulting in liquidity as of March 31, 2014 of $88.6 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at March 31, 2014 and December 31, 2013 was $440.7 million and $437.4 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
$ in thousands	2014	2013
Net cash used in operating activities	$(14,377)	$(9,284)
Net cash provided by (used in) investing activities	15,421	(1,934)
Net cash provided by financing activities	2,535	11,530
Increase in cash and cash equivalents (1)	$3,579	$312
 (1)    Before the impact of foreign currency translation on cash of $(302) and $(250), respectively.

Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our branch offices' ability to maintain low collector turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause volatility in our business could have a material impact on our expected future cash flows. Proceeds on purchased debt recorded as revenue are included in the operating activities, while proceeds recorded as amortization of purchased debt principal are included in the investing activities. See the reconciliation of cash flow from operations to Adjusted EBITDA in the Results of Operations section herein.

Our operating activities used net cash of $14.4 million and $9.3 million during the three months ended March 31, 2014 and 2013, respectively, resulting in a net increase in cash used in operating activities of $5.1 million. The increase in cash used was primarily due to a decrease of $15.4 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding decrease in costs to collect including court costs of $10.9 million. The remaining change in net cash provided by operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities provided net cash of $15.4 million and used $1.9 million during the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash provided by investing activities of $17.4 million was due primarily to a $36.5 million decrease in investments in purchased debt, partially offset by a $19.2 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Financing activities provided net cash of $2.5 million and $11.5 million during the three months ended March 31, 2014 and 2013, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The decrease in cash provided by financing activities of $9.0 million was due to a decrease of $29.4 million in draws on our revolving credit facility used to fund purchases and overhead costs. In addition, lower collections led to a $20.8 million decrease in payments on our revolving credit facility.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

There were no material changes to the Company's revolving credit facility or its Senior Second Lien Notes from the information previously disclosed in the Company's most recent Annual Report on Form 10-K except for additional draws on the revolving credit facility. The balance of the outstanding line of credit under the revolving facility was $148.6 million and $145.3 million at March 31, 2014 and December 31, 2013, respectively; an increase of $3.3 million. At March 31, 2014, our availability under the line of credit was $75.9 million based on our borrowing base calculation.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA

We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 1.3x at March 31, 2013 to 1.6x at March 31, 2014 as a result of a 15.4% decrease in our TTM Adjusted EBITDA and a 1.2% increase in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt.

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

As of March 31, 2014, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.4 million and software agreements of $0.4 million as of March 31, 2014.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of March 31, 2014, these notes had outstanding balances of $0.5 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for income taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the difference between the financial statements and income tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to the income taxes within its provision for income taxes. See Note 8 for additional discussion of income taxes.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time the Company is a defendant in ordinary routine litigation alleging violations of applicable state and federal laws by the Company or the branch offices acting on its behalf that is incidental to our business. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging and continually changing, for the Company, our branch offices and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. Management believes the range of reasonably possible loss for outstanding claims is between zero and $1.5 million. The Company accrues for loss contingencies as they become probable and estimable.

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

SQUARETWO FINANCIAL CORPORATION

May 8, 2014	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 8, 2014	By:	/s/ L. Heath Sampson
	Name:	L. Heath Sampson
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)