Form 10-Q
period 2014-06-30
SquareTwo Financial Corp
filed 2014-08-14
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of August 14, 2014, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$16,528	$9,379
Restricted cash	7,306	6,484
Receivables:
Trade, net of allowance for doubtful accounts of $15 and $221, respectively	2,532	1,986
Notes receivable	403	212
Taxes receivable	—	275
Purchased debt, net	253,720	274,357
Property and equipment, net	23,982	24,356
Goodwill and intangible assets	171,348	171,348
Other assets	9,301	10,007
Total assets	$485,120	$498,404
Liabilities and equity
Payables:
Accounts payable, trade	$2,588	$3,505
Payable from trust accounts	2,006	1,933
Taxes payable	67	748
Accrued interest and other liabilities	24,670	27,861
Deferred tax liability	11,028	9,936
Line of credit	144,785	145,269
Notes payable, net of discount	289,397	289,414
Obligations under capital lease agreements	3,285	2,744
Total liabilities	477,826	481,410
Commitments and contingencies (Note 9)
Equity
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,161	190,262
Accumulated deficit	(186,757)	(176,354)
Accumulated other comprehensive loss	(1,283)	(1,347)
Total SquareTwo equity	2,121	12,561
Noncontrolling interest	5,173	4,433
Total equity	7,294	16,994
Total liabilities and equity	$485,120	$498,404

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Purchased debt revenue, net	$66,838	$90,499	$138,328	$179,646
Other revenue	9	151	28	391
Total revenues	66,847	90,650	138,356	180,037
Expenses
Purchased debt expense	34,495	44,178	69,667	90,635
Court costs, net	9,958	11,623	19,141	21,926
Other direct operating expense	3,904	3,701	7,810	6,092
Salaries and payroll taxes	7,530	7,158	15,087	14,005
General and administrative	3,538	4,000	7,581	7,448
Depreciation and amortization	1,706	1,997	3,348	3,911
Total operating expenses	61,131	72,657	122,634	144,017
Operating income	5,716	17,993	15,722	36,020
Other expenses
Interest expense	11,075	11,605	22,084	23,383
Other expense	87	74	193	2,343
Total other expenses	11,162	11,679	22,277	25,726
(Loss) income before income taxes	(5,446)	6,314	(6,555)	10,294
Income tax expense	(2,071)	(1,940)	(3,108)	(2,590)
Net (loss) income	(7,517)	4,374	(9,663)	7,704
Less: Net income attributable to the noncontrolling interest	399	445	740	666
Net (loss) income attributable to SquareTwo	$(7,916)	$3,929	$(10,403)	$7,038

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income	$(7,517)	$4,374	$(9,663)	$7,704
Other comprehensive income (loss), net of tax:
Currency translation adjustment	898	(742)	64	(1,129)
Comprehensive (loss) income	(6,619)	3,632	(9,599)	6,575
Less: Comprehensive income attributable to the noncontrolling interest	399	445	740	666
Comprehensive (loss) income attributable to SquareTwo	$(7,018)	$3,187	$(10,339)	$5,909

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Equity	Noncontrolling Interest	Total Equity
Balances, December 31, 2013	$—	$190,262	$(176,354)	$(1,347)	$12,561	$4,433	$16,994
Net (loss) income	—	—	(10,403)	—	(10,403)	740	(9,663)
Currency translation adjustment	—	—	—	64	64	—	64
Distribution to Parent	—	(150)	—	—	(150)	—	(150)
Stock option expense	—	49	—	—	49	—	49
Balances, June 30, 2014	$—	$190,161	$(186,757)	$(1,283)	$2,121	$5,173	$7,294

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net (loss) income	$(9,663)	$7,704
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,348	3,911
Amortization of loan origination fees and debt discount	1,466	1,692
Recovery of step-up in basis of purchased debt	—	107
Purchased debt valuation allowance reversals	(523)	(3,751)
Stock option expense	49	67
Amortization of prepaid and other non-cash expenses	2,084	2,241
Deferred tax provision, net of valuation allowance	1,092	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(396)	(2,332)
Restricted cash	(822)	(196)
Other assets	(2,798)	(2,822)
Accounts payable and accrued liabilities	(3,840)	18
Net cash (used in) provided by operating activities	(10,003)	6,639
Investing activities
Investment in purchased debt	(67,816)	(157,251)
Proceeds applied to purchased debt principal	88,900	122,690
Payments to branch offices related to asset purchase program	—	(297)
Net (investment in) proceeds from notes receivable	(193)	64
Investment in property and equipment, including internally developed software	(2,063)	(2,818)
Net cash provided by (used in) investing activities	18,828	(37,612)
Financing activities
Repayments of investment by Parent	(150)	—
Payments on notes payable, net	(377)	(224)
Proceeds from lines-of-credit	229,236	309,655
Payments on lines-of-credit	(229,720)	(274,792)
Origination fees on lines-of-credit	(244)	(856)
Payments on capital lease obligations	(742)	(720)
Net cash (used in) provided by financing activities	(1,997)	33,063
Increase in cash and cash equivalents	6,828	2,090
Impact of foreign currency translation on cash	321	(796)
Cash and cash equivalents at beginning of period	9,379	7,538
Cash and cash equivalents at end of period	$16,528	$8,832
Supplemental cash flow information
Cash paid for interest	$20,673	$21,784
Cash paid for income taxes	2,431	4,918
Property and equipment financed with capital leases and notes payable	1,282	2,041
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2014, its condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2014 and 2013, its condensed consolidated statements of changes in equity for the six months ended June 30, 2014, and its condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013.  The condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income of the Company for the three and six months ended June 30, 2014 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s most recent Annual Report on Form 10-K.

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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists." ASU No. 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013, and should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. ASU No. 2013-11 does not have an impact on the Company's consolidated financial statements.

In May 2014, the FASB and the IASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 is a comprehensive new revenue recognition standard that supersedes virtually all existing revenue guidance under US GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. The Company will be required to apply the standard retrospectively in the first quarter of 2017.  The Company is in the process of determining the impact this standard may have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU No. 2014-11 amends prior accounting and disclosure requirements for repurchase-to-maturity transactions and repurchase financing arrangements and will be effective for the Company in the first quarter of 2015. ASU No. 2014-11 does not have an impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU No. 2014-12 provides explicit guidance regarding share-based payments where the performance target could be achieved post-termination of employment and will be effective for the Company in the first quarter of 2016. As the Company, at times, issues these types of compensation arrangements, when applicable, this guidance will be used. ASU No. 2014-12 does not have an impact on the Company's consolidated financial statements at this time.
3. Purchased Debt

Changes in purchased debt, net for the periods presented were as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$240,314	$226,712	$17,272	$27,138	$257,586	$253,850
Purchases	39,617	91,580	2,435	3,401	42,052	94,981
Valuation allowance reversals (charges)	318	5,255	—	(2,888)	318	2,367
Proceeds applied to purchased debt principal	(43,775)	(56,567)	(2,858)	(4,618)	(46,633)	(61,185)
Other(1)	386	(451)	11	8	397	(443)
Balance at end of period	$236,860	$266,529	$16,860	$23,041	$253,720	$289,570

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$254,419	$230,773	$19,938	$20,909	$274,357	$251,682
Purchases	64,362	143,095	3,454	14,156	67,816	157,251
Valuation allowance reversals (charges)	523	6,621	—	(2,870)	523	3,751
Proceeds applied to purchased debt principal	(82,376)	(113,271)	(6,524)	(9,419)	(88,900)	(122,690)
Other(1)	(68)	(689)	(8)	265	(76)	(424)
Balance at end of period	$236,860	$266,529	$16,860	$23,041	$253,720	$289,570

 (1)    Other includes impacts of the Company’s currency translation, branch office asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Proceeds	$99,171	$130,584	$12,733	$16,398	$111,904	$146,982
Less:
Gross revenue recognized	55,396	74,017	9,561	11,408	64,957	85,425
Cost recovery court cost recoveries(1)	—	—	314	372	314	372
Proceeds applied to purchased debt principal	43,775	56,567	2,858	4,618	46,633	61,185
	$—	$—	$—	$—	$—	$—

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Proceeds	$198,652	$260,946	$25,492	$32,909	$224,144	$293,855
Less:
Gross revenue recognized	116,276	147,675	18,332	22,755	134,608	170,430
Cost recovery court cost recoveries(1)	—	—	636	735	636	735
Proceeds applied to purchased debt principal	82,376	113,271	6,524	9,419	88,900	122,690
	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations.

The following tables reconcile gross revenue recognized to purchased debt revenues, net for the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Gross revenue recognized	$55,396	$74,017	$9,561	$11,408	$64,957	$85,425
Purchased debt royalties	1,348	2,427	258	343	1,606	2,770
Valuation allowance reversals (charges)	318	5,255	—	(2,888)	318	2,367
Other(1)	—	—	(43)	(63)	(43)	(63)
Purchased debt revenue, net	$57,062	$81,699	$9,776	$8,800	$66,838	$90,499

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Gross revenue recognized	$116,276	$147,675	$18,332	$22,755	$134,608	$170,430
Purchased debt royalties	2,804	4,925	482	706	3,286	5,631
Valuation allowance reversals (charges)	523	6,621	—	(2,870)	523	3,751
Other(1)	—	—	(89)	(166)	(89)	(166)
Purchased debt revenue, net	$119,603	$159,221	$18,725	$20,425	$138,328	$179,646

(1)    Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt, the branch office asset purchase program (discontinued), and recovery of step-up in basis.

     The following tables show detail of the Company’s purchases during the following periods:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Purchase price	$39,617	$91,580	$2,435	$3,401	$42,052	$94,981
Face value	286,787	975,124	54,020	75,272	340,807	1,050,396
% of face	13.8%	9.4%	4.5%	4.5%	12.3%	9.0%

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Purchase price	$64,362	$143,095	$3,454	$14,156	$67,816	$157,251
Face value	471,204	1,580,547	90,400	263,840	561,604	1,844,387
% of face	13.7%	9.1%	3.8%	5.4%	12.1%	8.5%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the three months ended June 30, 2014, the Company spent $39.6 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the customers) of the debt purchased was $286.8 million, which is a purchase price equal to 13.8% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the three months ended June 30, 2014 amounted to $55.9 million. The accretable yield for these purchases was $16.2 million, or the ERP of $55.9 million less the purchase price of $39.6 million. During six months ended June 30, 2014, the Company purchased $471.2 million in face value debt that qualified for the level yield method of accounting for a purchase price of $64.4 million. The ERP at acquisition amounted to $93.8 million.

The following represents the change in accretable yield for the three months ended June 30, 2014 and 2013:

	2014	2013
Balance at December 31, prior year	$523,006	$596,849
Impact from revenue recognized on purchased debt, net	(61,085)	(75,024)
Additions from current purchases	13,150	62,109
Reclassifications to accretable yield, including foreign currency translation	13,555	10,475
Balance at March 31,	$488,626	$594,409
Impact from revenue recognized on purchased debt, net	(55,714)	(79,272)
Additions from current purchases	16,241	72,278
Reclassifications to accretable yield, including foreign currency translation	(10,751)	12,639
Balance at June 30,	$438,402	$600,054

The changes in the valuation allowance for the Company’s purchased debt during the periods presented are as follows:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$125,879	$135,236	$17,584	$13,696	$143,463	$148,932
Valuation allowance (reversals) charges	(318)	(5,255)	—	2,888	(318)	(2,367)
Balance at end of period	$125,561	$129,981	$17,584	$16,584	$143,145	$146,565

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$126,084	$136,602	$17,584	$13,714	$143,668	$150,316
Valuation allowance (reversals) charges	(523)	(6,621)	—	2,870	(523)	(3,751)
Balance at end of period	$125,561	$129,981	$17,584	$16,584	$143,145	$146,565

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

The following is a summary of intangibles:

	June 30, 2014	December 31, 2013
Goodwill	$146,458	$146,458
Branch office intangible	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

During the three months ended June 30, 2014, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporations' subsidiaries entered into Amendment No. 5 to its Loan Agreement ("Amendment No. 5") for the senior revolving credit facility. Pursuant to the terms of Amendment No. 5, the following adjustments have been made to the Loan Agreement: (i) the formula which determines the maximum amount of borrowings has been modified to include Canadian Estimated Remaining Proceeds and (ii) the collateral pool securing the loan has been modified to include Canadian assets. The remaining terms of the Loan Agreement were not impacted by Amendment No. 5.

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	June 30, 2014			December 31, 2013
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit US	4.8%	$144,785	April 2016	4.9%	$145,269	April 2016
Line of Credit Canada	5.8%	—	April 2016	5.8%	—	April 2016
Total Line of Credit		$144,785			$145,269
 (1)    Weighted average interest rates exclude the impact of amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the facility were $1,451 and $1,673 at June 30, 2014 and December 31, 2013, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility. The Company had accrued interest on its lines of credit of $87 and $122 at June 30, 2014 and December 31, 2013, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

At June 30, 2014, our availability under the line of credit facility was $75.3 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	June 30, 2014			December 31, 2013
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $1,990 and $2,350 unamortized discount	11.625%	$288,010	April 2017	11.625%	$287,650	April 2017
Other Notes Payable	5.6%	1,387	2015 - 2021	5.5%	1,764	2015 - 2021
Total Notes Payable		$289,397			$289,414
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $3,545 and $4,185 at June 30, 2014 and December 31, 2013, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $8,428 at June 30, 2014 and at December 31, 2013, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of June 30, 2014, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit totaling $492 at June 30, 2014 and December 31, 2013. At June 30, 2014 letters of credit totaling $492 had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Equity

Common Stock

As of June 30, 2014 and December 31, 2013, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Non-Controlling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the non-controlling interest in CCL are shown on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income.

Accumulated Other Comprehensive Loss

During the six months ended June 30, 2014 and 2013, accumulated other comprehensive loss included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss during the six months ended June 30, 2014 and 2013:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(1,347)	$(1,347)
Other comprehensive income, net of tax of $0, before reclassifications	64	64
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, June 30, 2014	$(1,283)	$(1,283)

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(111)	$(111)
Other comprehensive loss, net of tax of $0, before reclassifications	(1,129)	(1,129)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance, June 30, 2013	$(1,240)	$(1,240)

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$253,720	$614,765	$—	$—	$614,765
Line of credit(2)	144,785	144,785	—	144,785	—
Senior Second Lien Notes, net of $1,990 unamortized discount(3)	288,010	286,559	286,559	—	—
Other Notes Payable(4)	1,387	1,387	—	1,387	—

	December 31, 2013
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$274,357	$658,676	$—	$—	$658,676
Line of credit(2)	145,269	145,269	—	145,269	—
Senior Second Lien Notes, net of $2,350 unamortized discount(3)	287,650	295,987	295,987	—	—
Other Notes Payable(4)	1,764	1,764	—	1,764	—
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

For the three and six months ended June 30, 2014 the combined state, federal and Canadian tax expense from operations was $2.1 million and $3.1 million, respectively. These amounts are comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% as well as a $1.1 million expense in the U.S. recognized during the second quarter as a result of the Company’s pledge of its Canadian assets as collateral on U.S. borrowings in connection with Amendment No. 5 to the revolving credit agreement. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during the first and second quarter of 2014 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in a full valuation allowance position at June 30, 2014.

Under Section 956 of the U.S. Internal Revenue Code ("IRC"), the pledge of Canadian assets generates taxable income in the U.S. equal to the lesser of the outstanding amount of borrowings being guaranteed or the accumulated undistributed earnings and profits (“E&P”) of the Canadian entities that have pledged assets. In accordance with accounting for income taxes, the Company had previously asserted to permanently reinvest its Canadian E&P up through the year ended December 31, 2012, and accordingly, it had not accounted for those earnings as part of its provision for income taxes at December 31, 2013 or before. As a result of the foreign pledge of assets, the Company no longer asserts the permanent reinvestment criteria with respect to its Canadian earnings.

While virtually all of the IRC Section 956 income generated in the U.S. during the second quarter of 2014 can be offset by the Company’s net operating losses in the U.S., the $1.1 million expense relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian E&P deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

9. Commitments and Contingencies

Forward Commitments to Purchase Debt

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At June 30, 2014 the Company did not have any significant non-cancelable forward flow purchase agreements.

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

The following tables present the Company's operating segment results for the three and six months ended June 30, 2014 and June 30, 2013:

Cash Proceeds on Purchased Debt:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Proceeds on Purchased Debt	2014	2013	2014	2013
Domestic	$100,352	$134,137	$202,338	$269,046
Canada	11,552	12,845	21,806	24,809
Consolidated	$111,904	$146,982	$224,144	$293,855

Total Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenues	2014	2013	2014	2013
Domestic	$59,845	$83,010	$125,204	$165,034
Canada	7,002	7,640	13,152	15,003
Consolidated	$66,847	$90,650	$138,356	$180,037

Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA(1)	2014	2013	2014	2013
Domestic	$45,432	$69,449	$92,203	$140,972
Canada	8,378	9,503	15,799	16,756
Consolidated	$53,810	$78,952	$108,002	$157,728
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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net (loss) income to consolidated Adjusted EBITDA:

Reconciliation of Net (loss) Income to Adjusted EBITDA ($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(7,517)	$4,374	$(9,663)	$7,704
Interest expense	11,075	11,605	22,084	23,383
Interest income	(38)	(21)	(57)	(36)
Income tax expense	2,071	1,940	3,108	2,590
Depreciation and amortization	1,706	1,997	3,348	3,911
EBITDA	7,297	19,895	18,820	37,552
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	46,633	61,185	88,900	122,690
Amortization of step-up of carrying value(2)	—	—	—	107
Purchased debt valuation allowance reversals(3)	(318)	(2,367)	(523)	(3,751)
Certain other or non-cash expenses
Stock option expense(4)	25	33	49	67
Other(5)	173	206	756	1,063
Adjusted EBITDA	$53,810	$78,952	$108,002	$157,728
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

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(10,003)	$6,639
Proceeds applied to purchased debt principal(1)	88,900	122,690
Interest expense to be paid in cash(2)	20,618	21,691
Interest income	(57)	(36)
Amortization of prepaid and other non-cash expenses	(2,084)	(2,241)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	822	196
Other operating assets and liabilities and deferred taxes(4)	5,942	5,136
Income tax expense	3,108	2,590
Other(5)	756	1,063
Adjusted EBITDA	$108,002	$157,728
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

Segment assets were as follows as of June 30, 2014 and December 31, 2013:

Total Assets	June 30, 2014	December 31, 2013
Domestic	$455,245	$474,175
Canada	29,875	24,229
Consolidated	$485,120	$498,404

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at June 30, 2014 or December 31, 2013.

11. Supplemental Guarantor Information

The payment obligations under the Senior Second Lien Notes (see Note 5) are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) 100% owned existing and future domestic subsidiaries (“Guarantor Subsidiaries”). The Senior Second Lien Notes are not guaranteed by Parent.

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

Condensed Consolidating Balance Sheets

	June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$42	$104	$16,382	$—	$16,528
Restricted cash	(1,129)	8,435	—	—	7,306
Receivables:
Trade, net of allowance for doubtful accounts	1,520	35	977	—	2,532
Notes receivable	193	—	210	—	403
Purchased debt, net	—	242,199	11,521	—	253,720
Property and equipment, net	23,734	60	188	—	23,982
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	7,251	1,225	825	—	9,301
Investment in subsidiaries	277,369	—	—	(277,369)	—
Total assets	$479,759	$252,058	$30,672	$(277,369)	$485,120
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$2,432	$132	$24	$—	$2,588
Payable from trust accounts	1,840	62	104	—	2,006
Payable to Borrower	—	357,314	1,550	(358,864)	—
Taxes payable	—	—	67	—	67
Accrued interest and other liabilities	23,580	221	869	—	24,670
Deferred tax liability (asset)	11,036	—	(8)	—	11,028
Line of credit	144,785	—	—	—	144,785
Notes payable, net of discount	289,397	—	—	—	289,397
Obligations under capital lease agreements	3,285	—	—	—	3,285
Total liabilities	476,355	357,729	2,606	(358,864)	477,826
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,161	1,277	1	(1,278)	190,161
(Accumulated deficit) retained earnings	(186,757)	(106,948)	24,175	82,773	(186,757)
Accumulated other comprehensive loss	—	—	(1,283)	—	(1,283)
Total equity (deficiency) before noncontrolling interest	3,404	(105,671)	22,893	81,495	2,121
Noncontrolling interest	—	—	5,173	—	5,173
Total equity (deficiency)	3,404	(105,671)	28,066	81,495	7,294
Total liabilities and equity (deficiency)	$479,759	$252,058	$30,672	$(277,369)	$485,120

	December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$9,379	$—	$9,379
Restricted cash	(647)	7,131	—	—	6,484
Receivables:
Trade, net of allowance for doubtful accounts	1,113	9	864	—	1,986
Notes receivable	—	—	212	—	212
Taxes receivable	—	—	275	—	275
Purchased debt, net	—	261,714	12,643	—	274,357
Property and equipment, net	24,092	53	211	—	24,356
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	8,023	1,119	865	—	10,007
Investment in subsidiaries	290,938	—	—	(290,938)	—
Total assets	$494,298	$270,026	$25,018	$(290,938)	$498,404
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$3,507	$39	$(41)	$—	$3,505
Payable from trust accounts	1,807	61	65	—	1,933
Payable to Borrower	—	367,463	337	(367,800)	—
Taxes payable	748	—	—	—	748
Accrued interest and other liabilities	26,957	210	694	—	27,861
Deferred tax liability (asset)	9,944	—	(8)	—	9,936
Line of credit	145,269	—	—	—	145,269
Notes payable, net of discount	289,414	—	—	—	289,414
Obligations under capital lease agreements	2,744	—	—	—	2,744
Total liabilities	480,390	367,773	1,047	(367,800)	481,410
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,262	1,052	1	(1,053)	190,262
(Accumulated deficit) retained earnings	(176,354)	(98,799)	20,884	77,915	(176,354)
Accumulated other comprehensive loss	—	—	(1,347)	—	(1,347)
Total equity (deficiency) before noncontrolling interest	13,908	(97,747)	19,538	76,862	12,561
Noncontrolling interest	—	—	4,433	—	4,433
Total equity (deficiency)	13,908	(97,747)	23,971	76,862	16,994
Total liabilities and equity (deficiency)	$494,298	$270,026	$25,018	$(290,938)	$498,404

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,689	$58,153	$6,996	$—	$66,838
Other revenue	1	2	6	—	9
Total revenues	1,690	58,155	7,002	—	66,847
Expenses
Purchased debt expense	—	31,798	2,697	—	34,495
Court costs, net	—	9,854	104	—	9,958
Other direct operating expense	2	3,866	36	—	3,904
Salaries and payroll taxes	1,275	6,092	163	—	7,530
General and administrative	445	2,393	700	—	3,538
Depreciation and amortization	546	1,149	11	—	1,706
Total operating expenses	2,268	55,152	3,711	—	61,131
Operating (loss) income	(578)	3,003	3,291	—	5,716
Other expenses
Interest expense	1,560	9,515	—	—	11,075
Other expense (income)	121	—	(34)	—	87
Total other expenses	1,681	9,515	(34)	—	11,162
(Loss) income before income taxes	(2,259)	(6,512)	3,325	—	(5,446)
Income tax expense	(1,062)	—	(1,009)	—	(2,071)
Loss from subsidiaries	(4,595)	—	—	4,595	—
Net (loss) income	(7,916)	(6,512)	2,316	4,595	(7,517)
Less: Net income attributable to the noncontrolling interest	—	—	399	—	399
Net (loss) income attributable to SquareTwo	$(7,916)	$(6,512)	$1,917	$4,595	$(7,916)

	Three Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$2,834	$80,163	$7,502	$—	$90,499
Other revenue	10	3	138	—	151
Total revenues	2,844	80,166	7,640	—	90,650
Expenses
Purchased debt expense	—	41,230	2,948	—	44,178
Court costs, net	—	11,467	156	—	11,623
Other direct operating expense	2	3,617	82	—	3,701
Salaries and payroll taxes	824	6,191	143	—	7,158
General and administrative	1,262	1,490	1,248	—	4,000
Depreciation and amortization	1,139	845	13	—	1,997
Total operating expenses	3,227	64,840	4,590	—	72,657
Operating (loss) income	(383)	15,326	3,050	—	17,993
Other expenses
Interest expense	1,389	10,216	—	—	11,605
Other expense (income)	89	—	(15)	—	74
Total other expenses	1,478	10,216	(15)	—	11,679
(Loss) income before income taxes	(1,861)	5,110	3,065	—	6,314
Income tax expense	(903)	—	(1,037)	—	(1,940)
Income from subsidiaries	6,693	—	—	(6,693)	—
Net income	3,929	5,110	2,028	(6,693)	4,374
Less: Net income attributable to the noncontrolling interest	—	—	445	—	445
Net income attributable to SquareTwo	$3,929	$5,110	$1,583	$(6,693)	$3,929

	Six Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$3,455	$121,736	$13,137	$—	$138,328
Other revenue	7	6	15	—	28
Total revenues	3,462	121,742	13,152	—	138,356
Expenses
Purchased debt expense	—	64,551	5,116	—	69,667
Court costs, net	—	18,969	172	—	19,141
Other direct operating expenses	4	7,742	64	—	7,810
Salaries and payroll taxes	2,596	12,137	354	—	15,087
General and administrative	986	5,049	1,546	—	7,581
Depreciation and amortization	1,102	2,224	22	—	3,348
Total operating expenses	4,688	110,672	7,274	—	122,634
Operating (loss) income	(1,226)	11,070	5,878	—	15,722
Other expenses
Interest expense	2,865	19,219	—	—	22,084
Other expense (income)	249	—	(56)	—	193
Total other expenses	3,114	19,219	(56)	—	22,277
(Loss) income before income taxes	(4,340)	(8,149)	5,934	—	(6,555)
Income tax expense	(1,205)	—	(1,903)	—	(3,108)
Loss from subsidiaries	(4,858)	—	—	4,858	—
Net (loss) income	(10,403)	(8,149)	4,031	4,858	(9,663)
Less: Net income attributable to the noncontrolling interest	—	—	740	—	740
Net (loss) income attributable to SquareTwo	$(10,403)	$(8,149)	$3,291	$4,858	$(10,403)

	Six Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$5,730	$159,228	$14,688	$—	$179,646
Other revenue	71	5	315	—	391
Total revenues	5,801	159,233	15,003	—	180,037
Expenses
Purchased debt expense	—	85,245	5,390	—	90,635
Court costs, net	—	21,584	342	—	21,926
Other direct operating expenses	3	6,004	85	—	6,092
Salaries and payroll taxes	2,507	11,137	361	—	14,005
General and administrative	2,217	3,189	2,042	—	7,448
Depreciation and amortization	2,285	1,600	26	—	3,911
Total operating expenses	7,012	128,759	8,246	—	144,017
Operating (loss) income	(1,211)	30,474	6,757	—	36,020
Other expenses
Interest expense	2,836	20,547	—	—	23,383
Other expense	199	—	2,144	—	2,343
Total other expenses	3,035	20,547	2,144	—	25,726
(Loss) income before income taxes	(4,246)	9,927	4,613	—	10,294
Income tax expense	(963)	—	(1,627)	—	(2,590)
Income from subsidiaries	12,247	—	—	(12,247)	—
Net income	7,038	9,927	2,986	(12,247)	7,704
Less: Net income attributable to the noncontrolling interest	—	—	666	—	666
Net income attributable to SquareTwo	$7,038	$9,927	$2,320	$(12,247)	$7,038

Condensed Consolidating Statements of Comprehensive (Loss) Income

	Three Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(7,916)	$(6,512)	$2,316	$4,595	$(7,517)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	898	—	898
Comprehensive (loss) income	(7,916)	(6,512)	3,214	4,595	(6,619)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	399	—	399
Comprehensive (loss) income attributable to SquareTwo	$(7,916)	$(6,512)	$2,815	$4,595	$(7,018)

	Three Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$3,929	$5,110	$2,028	$(6,693)	$4,374
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(742)	—	(742)
Comprehensive income	3,929	5,110	1,286	(6,693)	3,632
Less: Comprehensive income attributable to the noncontrolling interest	—	—	445	—	445
Comprehensive income attributable to SquareTwo	$3,929	$5,110	$841	$(6,693)	$3,187

	Six Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(10,403)	$(8,149)	$4,031	$4,858	$(9,663)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	64	—	64
Comprehensive (loss) income	(10,403)	(8,149)	4,095	4,858	(9,599)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	740	—	740
Comprehensive (loss) income attributable to SquareTwo	$(10,403)	$(8,149)	$3,355	$4,858	$(10,339)

	Six Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$7,038	$9,927	$2,986	$(12,247)	$7,704
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(1,129)	—	(1,129)
Comprehensive income	7,038	9,927	1,857	(12,247)	6,575
Less: Comprehensive income attributable to the noncontrolling interest	—	—	666	—	666
Comprehensive income attributable to SquareTwo	$7,038	$9,927	$1,191	$(12,247)	$5,909

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(10,403)	$(8,149)	$4,031	$4,858	$(9,663)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,102	2,224	22	—	3,348
Amortization of loan origination fees and debt discount	1,466	—	—	—	1,466
Purchased debt valuation allowance reversals	—	(523)	—	—	(523)
Stock option expense	32	17	—	—	49
Amortization of prepaid and other non-cash expenses	1,734	311	39	—	2,084
Deferred tax provision, net of valuation allowance	1,092	—	—	—	1,092
Loss from subsidiaries	4,858	—	—	(4,858)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(748)	—	352	—	(396)
Restricted cash	482	(1,304)	—	—	(822)
Other assets	(2,253)	(1,657)	1,112	—	(2,798)
Accounts payable and accrued liabilities	(4,025)	105	80	—	(3,840)
Net cash (used in) provided by operating activities	(6,663)	(8,976)	5,636	—	(10,003)
Investing activities
Investment in purchased debt	—	(60,268)	(7,548)	—	(67,816)
Proceeds applied to purchased debt principal	—	80,306	8,594	—	88,900
Net investments in notes receivable	(193)	—	—	—	(193)
Investment in subsidiaries	10,943	—	—	(10,943)	—
Investment in property and equipment, including internally developed software	(2,048)	(15)	—	—	(2,063)
Net cash provided by investing activities	8,702	20,023	1,046	(10,943)	18,828
Financing activities
Repayment of investment by parent, net	(150)	(10,943)	—	10,943	(150)
Payments on notes payable, net	(377)	—	—	—	(377)
Proceeds from lines-of-credit	229,236	—	—	—	229,236
Payments on lines-of-credit	(229,720)	—	—	—	(229,720)
Origination fees on lines-of-credit	(244)	—	—	—	(244)
Payments on capital lease obligations	(742)	—	—	—	(742)
Net cash used in financing activities	(1,997)	(10,943)	—	10,943	(1,997)
Increase in cash and cash equivalents	42	104	6,682	—	6,828
Impact of foreign currency translation on cash	—	—	321	—	321
Cash and cash equivalents at beginning of period	—	—	9,379	—	9,379
Cash and cash equivalents at end of period	$42	$104	$16,382	$—	$16,528
Supplemental cash flow information
Cash paid for interest	$20,673	$—	$—	$—	$20,673
Cash paid for income taxes	861	—	1,570	—	2,431
Property and equipment financed with capital leases and notes payable	1,282	—	—	—	1,282

	Six Months Ended June 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$7,038	$9,927	$2,986	$(12,247)	$7,704
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,285	1,600	26	—	3,911
Amortization of loan origination fees and debt discount	1,692	—	—	—	1,692
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Purchased debt valuation allowance reversals	—	(3,733)	(18)	—	(3,751)
Stock option expense	42	25	—	—	67
Amortization of prepaid and other non-cash expenses	1,848	73	320	—	2,241
Income from subsidiaries	(12,247)	—	—	12,247	—
Changes in operating assets and liabilities:
Income tax payable/receivable	830	—	(3,162)	—	(2,332)
Restricted cash	(1,060)	864	—	—	(196)
Other assets	(2,201)	(1,442)	821	—	(2,822)
Accounts payable and accrued liabilities	(475)	(664)	1,157	—	18
Net cash (used in) provided by operating activities	(2,141)	6,650	2,130	—	6,639
Investing activities
Investment in purchased debt	—	(147,225)	(10,026)	—	(157,251)
Proceeds applied to purchased debt principal	—	112,704	9,986	—	122,690
Payments to branch offices related to asset purchase program	—	(297)	—	—	(297)
Net proceeds from notes receivable	64	—	—		64
Investment in subsidiaries	(28,168)	—	—	28,168	—
Investment in property and equipment including internally developed software	(2,818)	—	—	—	(2,818)
Net cash used in investing activities	(30,922)	(34,818)	(40)	28,168	(37,612)
Financing activities
Repayments of investment by parent, net	—	28,168	—	(28,168)	—
Payments on notes payable, net	(224)	—	—	—	(224)
Proceeds from lines-of-credit	309,655	—	—	—	309,655
Payments on lines-of-credit	(274,792)	—	—	—	(274,792)
Origination fees on lines-of-credit and notes payable	(856)	—	—	—	(856)
Payments on capital lease obligations	(720)	—	—	—	(720)
Net cash provided by financing activities	33,063	28,168	—	(28,168)	33,063
Increase in cash and cash equivalents	—	—	2,090	—	2,090
Impact of foreign currency translation on cash	—	—	(796)	—	(796)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$8,832	$—	$8,832
Supplemental cash flow information
Cash paid for interest	$21,271	$513	$—	$—	$21,784
Cash paid for income tax	134	—	4,784	—	4,918
Property and equipment financed with capital leases and notes payable	2,041	—	—	—	2,041

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

Our business model leverages our analytical expertise, technology platform, operational experience and our network of branch offices, to purchase and then manage the recovery of charged-off receivables. Our focus throughout the recovery process is on the customer and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their validly incurred contractual obligations actually satisfy their obligations. In accordance with the Fair Square Promise, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe in turn allows us to liquidate more effectively. From 1999, our first full year of purchasing debt, to June 30, 2014, we have invested approximately $2.5 billion in the acquisition of charged-off receivables, representing over $37.2 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our invested capital.

Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of June 30, 2014 of $8.1 billion (active face value) will generate approximately $673.7 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.2 billion (active face value) to generate approximately $58.3 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $732.0 million as of June 30, 2014. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of purchased debt assets which are driven by cash proceeds from voluntary, non-legal collections, legal collections, court cost recoveries, sales, recourse and bankruptcy. Generally, we earn royalties from our branch offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE.

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

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the value of our internally developed proprietary collection platform eAGLE, which is used by our branch offices.

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

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Purchasing Activity

The following table summarizes the purchasing activity for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

	Three Months Ended				Six Months Ended
Purchasing Activity ($ in thousands)	June 30,				June 30,
	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$246,781	$526,154	$(279,373)	(53.1)%	$421,592	$929,437	$(507,845)	(54.6)%
Price	36,882	65,640	(28,758)	(43.8)%	61,054	110,274	(49,220)	(44.6)%
Price (%)	14.9%	12.5%			14.5%	11.9%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	40,006	448,970	(408,964)	(91.1)%	49,612	651,110	(601,498)	(92.4)%
Price	2,735	25,940	(23,205)	(89.5)%	3,308	32,821	(29,513)	(89.9)%
Price (%)	6.8%	5.8%			6.7%	5.0%
Other(2)
Face	54,020	75,272	(21,252)	(28.2)%	90,400	263,840	(173,440)	(65.7)%
Price	2,435	3,401	(966)	(28.4)%	3,454	14,156	(10,702)	(75.6)%
Price (%)	4.5%	4.5%			3.8%	5.4%
Purchased Debt - Total
Face	$340,807	$1,050,396	$(709,589)	(67.6)%	$561,604	$1,844,387	$(1,282,783)	(69.6)%
Price	42,052	94,981	(52,929)	(55.7)%	67,816	157,251	(89,435)	(56.9)%
Price (%)	12.3%	9.0%			12.1%	8.5%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, medical, and other purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $246.8 million of face value receivables at a price of $36.9 million during the three months ended June 30, 2014, compared to $526.2 million of face value receivables at a price of $65.6 million during the three months ended June 30, 2013, a decrease of 53.1% in face value and 43.8% in capital deployed. During the six months ended June 30, 2014 credit card and consumer loan - fresh purchases were $421.6 million of face value at a price of $61.1 million compared to $929.4 million of face value at a price of $110.3 million during six months ended June 30, 2013, a decrease of 54.6% in face value and 44.6% in capital deployed. These decreases were due to a reduction in the supply of charged-off receivables and increased competition in the market. Our average price for credit card/consumer loan - fresh purchases increased from 12.5% to 14.9% and from 11.9% to 14.5% for the three and six months ended June 30, 2014, respectively, generally without a corresponding increase in the quality of the offered portfolios. We attribute this price increase primarily to decreased supply from financial institutions as a result of the uncertainty stemming from the Consumer Financial Protection Bureau’s expressed intention to issue new regulations. Certain selling financial institutions, which had ceased selling during 2013, continued their absence from debt sales. While we believe this to be temporary, it remains unclear when these market participants will reenter the debt sales market.

During the three and six months ended June 30, 2014, we accepted lower returns on certain purchases relative to prior years. Refer to the Supplemental Performance Data for further information regarding purchases made during the three and six months ended June 30, 2014.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $40.0 million of face value receivables at a price of $2.7 million during the three months ended June 30, 2014, compared to $449.0 million of face value receivables at a price of $25.9 million during the three months ended June 30, 2013. During the six months ended June 30, 2014 credit card and consumer loan - non-fresh purchases were $49.6 million of face value at a price of $3.3 million compared to $651.1 million of face value at a price of $32.8 million during the six months ended June 30, 2013. These decreases of 91.1% and 92.4% in face value and 89.5% and 89.9% in capital deployed, for the three and six months ended June 30, 2014, respectively, were due to a reduction in the supply of charged-off receivables similar to credit card/consumer loan - fresh.

Other
Other purchases consist of commercial, student loan, medical, and other various asset classes. Other purchases were $54.0 million in face value at a price of $2.4 million during the three months ended June 30, 2014, compared to $75.3 million in face value at a price of $3.4 million during the three months ended June 30, 2013. Other purchases were $90.4 million in face at a price of $3.5 million during the six months ended June 30, 2014, compared to $263.8 million in face at a price of $14.2 million during the six months ended June 30, 2013. The decrease in capital deployed was driven by a 66.0% decrease in commercial purchases and zero student loan purchases during the six months ended June 30, 2014. These decreases were the result of reduction in the supply of charged-off receivables and increased competition in the market, similar to credit card/consumer loan - fresh. In addition, the Company is no longer actively pursuing purchases of medical accounts and has not purchased any medical portfolios since the first quarter of 2013. The decrease in price paid from 5.4% to 3.8% for the six months ended June 30, 2014 was due primarily to a change in product mix purchased.

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

The following table summarizes the cash proceeds activity for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Cash Proceeds ($ in thousands)	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$50,658	$80,679	$(30,021)	(37.2)%	$102,911	$164,005	$(61,094)	(37.3)%
Legal collections	54,388	53,502	886	1.7%	107,263	107,005	258	0.2%
Other collections(1)	4,965	5,873	(908)	(15.5)%	10,247	11,352	(1,105)	(9.7)%
Total collections	110,011	140,054	(30,043)	(21.5)%	220,421	282,362	(61,941)	(21.9)%
Sales, recourse & bankruptcy proceeds	1,893	6,928	(5,035)	(72.7)%	3,723	11,493	(7,770)	(67.6)%
Total cash proceeds on purchased debt	$111,904	$146,982	$(35,078)	(23.9)%	$224,144	$293,855	$(69,711)	(23.7)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, medical, and other accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $50.7 million during the three months ended June 30, 2014 compared to $80.7 million during the three months ended June 30, 2013, a decrease of 37.2%. During the six months ended June 30, 2014 credit card and consumer loan voluntary, non-legal collections were $102.9 million compared to $164.0 million during the six months ended June 30, 2013, a decrease of 37.3%. These decreases were driven primarily by lower face value of purchases during late 2013 and early 2014 and therefore less inventory in the voluntary, non-legal channel. Credit card/consumer loan non-legal collections represented 45.3% and 54.9% of total cash proceeds on purchased debt during three months ended June 30, 2014 and 2013, respectively. Credit card/consumer loan non-legal collections represented 45.9% and 55.8% of total cash proceeds on purchased debt during the six months ended June 30, 2014 and 2013, respectively.

Legal Collections

Credit card and consumer loan legal collections were $54.4 million during the three months ended June 30, 2014 compared to $53.5 million during the three months ended June 30, 2013, an increase of 1.7%. Credit card and consumer loan legal collections were $107.3 million during the six months ended June 30, 2014 compared to $107.0 million during the six months ended June 30, 2013, an increase of 0.2%. Legal collections were largely unaffected by the lower purchases over the last year due to the time lag between when portfolios are acquired versus when legal action, which is our strategy of last resort, is commenced. Credit card/consumer loan legal collections represented 48.6% and 36.4% of total cash proceeds on purchased debt during three months ended June 30, 2014 and 2013, respectively. Credit card/consumer loan legal collections represented 47.9% and 36.4% of total cash proceeds on purchased debt during the six months ended June 30, 2014 and 2013, respectively.

Other Collections

Other collections were $5.0 million during the three months ended June 30, 2014 compared to $5.9 million during the three months ended June 30, 2013, a decrease of 15.5%. Other collections were $10.2 million during the six months ended June 30, 2014 compared to $11.4 million during the six months ended June 30, 2013, a decrease of 9.7%.

Sales, Recourse, and Bankruptcy Proceeds

Sales, recourse, and bankruptcy proceeds were $1.9 million during the three months ended June 30, 2014 compared to $6.9 million during the three months ended June 30, 2013. Sales, recourse, and bankruptcy proceeds were $3.7 million during the six months ended June 30, 2014 compared to $11.5 million during the six months ended June 30, 2013. The decrease is directly attributable to a shift in the Company's strategy away from account re-sales. Concurrent with the shift away from account re-sales, the Company made operational improvements to enhance internal bankruptcy processing capabilities and began tracking bankruptcy proceeds in 2014.

Consolidated Results

The following table summarizes the results of our operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three Months Ended
	June 30,
Consolidated Results ($ in thousands)	2014	2013	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$66,838	$90,499	$(23,661)	(26.1)%
Other revenue	9	151	(142)	(94.0)%
Total revenues	66,847	90,650	(23,803)	(26.3)%
Expenses
Purchased debt expense	34,495	44,178	(9,683)	(21.9)%
Court costs, net	9,958	11,623	(1,665)	(14.3)%
Other direct operating expense	3,904	3,701	203	5.5%
Salaries and payroll taxes	7,530	7,158	372	5.2%
General and administrative	3,538	4,000	(462)	(11.6)%
Depreciation and amortization	1,706	1,997	(291)	(14.6)%
Total operating expenses	61,131	72,657	(11,526)	(15.9)%
Operating income	5,716	17,993	(12,277)	(68.2)%
Other expenses
Interest expense	11,075	11,605	(530)	(4.6)%
Other expense	87	74	13	17.6%
Total other expenses	11,162	11,679	(517)	(4.4)%
(Loss) income before income taxes	(5,446)	6,314	(11,760)	(1)
Income tax expense	(2,071)	(1,940)	(131)	(6.8)%
Net (loss) income	$(7,517)	$4,374	$(11,891)	(1)
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $66.8 million during the three months ended June 30, 2014 compared to $90.5 million during the three months ended June 30, 2013, a decrease of $23.7 million or 26.1%. This change was predominantly driven by a $18.6 million decrease in gross revenue on level yield assets. Increased purchase prices led to lower return expectations on the 2013 and 2014 purchases, which resulted in a lower overall weighted average IRR. Also impacting gross revenue on purchased debt was a decrease in the average carrying value of level yield purchased debt assets from $246.6 million to $238.6 million. Gross revenue on cost recovery assets decreased $1.8 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting.

Also contributing to the overall decrease in purchased debt revenue, net was a decrease in net valuation allowance reversals which directly impact purchased debt revenue. During the three months ended June 30, 2014, we recorded $0.3 million in net reversals of non-cash valuation allowances on our level yield assets. The net reversal of non-cash valuation allowance related to overperformance on certain 2007 - 2009 level yield pools, which was partially offset by a non-cash valuation allowance charge on one 2013 level yield pool. During the three months ended June 30, 2013, we recorded $5.3 million in reversals of non-cash valuation allowances on our level yield assets related to overperformance on certain 2007 - 2009 level yield pools, which was partially offset by non-cash valuation allowance charges of $2.9 million on our cost recovery assets.

In addition, purchased debt royalties decreased $1.2 million, which was in line with the decrease in non-legal collections.

Purchased Debt Expense

Purchased debt expense was $34.5 million during the three months ended June 30, 2014 compared to $44.2 million during the three months ended June 30, 2013. Purchased debt expense decreased 21.9%, which was primarily attributable to a decrease of 21.5% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $10.0 million during the three months ended June 30, 2014, compared to $11.6 million during the three months ended June 30, 2013. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expense

Other direct operating expense was $3.9 million during the three months ended June 30, 2014, which represented an increase of $0.2 million from the three months ended June 30, 2013.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect", which includes purchased debt expense, gross court costs, and other direct operating expense. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections.

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three Months Ended
	June 30,
Costs to Collect ($ in thousands)	2014	2013	$ Variance	% Variance
Total collections	110,011	140,054	$(30,043)	(21.5)%

Costs to collect(1)	48,671	59,875	(11,204)	(18.7)%
Costs to collect as a % of collections	44.2%	42.8%

Costs to collect excluding court costs	38,399	47,879	(9,480)	(19.8)%
Costs to collect excluding court costs as a % of collections	34.9%	34.2%
(1)    Excludes court cost recoveries of $0.3 million and $0.4 million, respectively, to arrive at gross court costs.

The increase in costs to collect as a % of collections was attributable to an increase in court costs as a percentage of collections. Excluding court costs, costs to collect as a % of collections were slightly higher due primarily to other direct operating expenses.

Income Tax Expense

For the three months ended June 30, 2014 the combined state, federal and Canadian tax expense from operations was $2.1 million compared to income tax expense of $1.9 million for the same period in 2013. The increase was attributable to a $1.1 million expense recognized in the U.S. under IRC Section 956 of the tax law as a result of the Company’s pledge of its Canadian assets as collateral on U.S. borrowings in connection with Amendment No. 5 to the revolving credit agreement. The increase was partially offset by a decrease in estimated quarterly provision for the Company’s Canadian and US operations for the quarter ended June 30, 2014.

The following table summarizes the results of our operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended
	June 30,
Consolidated Results ($ in thousands)	2014	2013	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$138,328	$179,646	$(41,318)	(23.0)%
Other revenue	28	391	(363)	(92.8)%
Total revenues	138,356	180,037	(41,681)	(23.2)%
Expenses
Purchased debt expense	69,667	90,635	(20,968)	(23.1)%
Court costs, net	19,141	21,926	(2,785)	(12.7)%
Other direct operating expense	7,810	6,092	1,718	28.2%
Salaries and payroll taxes	15,087	14,005	1,082	7.7%
General and administrative	7,581	7,448	133	1.8%
Depreciation and amortization	3,348	3,911	(563)	(14.4)%
Total operating expenses	122,634	144,017	(21,383)	(14.8)%
Operating income	15,722	36,020	(20,298)	(56.4)%
Other expenses
Interest expense	22,084	23,383	(1,299)	(5.6)%
Other expense	193	2,343	(2,150)	(91.8)%
Total other expenses	22,277	25,726	(3,449)	(13.4)%
(Loss) income before income taxes	(6,555)	10,294	(16,849)	(1)
Income tax expense	(3,108)	(2,590)	(518)	(20.0)%
Net (loss) income	$(9,663)	$7,704	$(17,367)	(1)
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $138.3 million during the six months ended June 30, 2014 compared to $179.6 million during the six months ended June 30, 2013, a decrease of $41.3 million or 23.0%. This change was predominantly driven by a $31.4 million decrease in gross revenue on level yield assets due to a decrease in the weighted average level yield portfolio IRR. Increased purchase prices led to lower return expectations on the 2013 and 2014 purchases, which resulted in a lower overall weighted average IRR. Gross revenue on cost recovery assets decreased $4.4 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting.

During the six months ended June 30, 2014, we recorded $0.5 million in net reversals of non-cash valuation allowances on our level yield assets. Reversals of non-cash valuation allowance related to overperformance on certain 2007 - 2009 level yield pools, and partially offset by a non-cash valuation allowance charge on one 2013 level yield pool. During the six months ended June 30, 2013, we recorded $6.6 million in reversals of non-cash valuation allowances on our level yield assets related to overperformance on certain 2007 - 2009 level yield pools, which was partially offset by non-cash valuation allowance charges of $2.9 million on our cost recovery assets.

In addition, purchased debt royalties decreased $2.3 million, which was in line with the decrease in non-legal collections.

Purchased Debt Expense

Purchased debt expense was $69.7 million during the six months ended June 30, 2014 compared to $90.6 million during the six months ended June 30, 2013. Purchased debt expense decreased 23.1%, which was primarily attributable to a decrease of 21.9% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $19.1 million during the six months ended June 30, 2014, compared to $21.9 million during the six months ended June 30, 2013. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expense

Other direct operating expense was $7.8 million during the six months ended June 30, 2014, which represented an increase of $1.7 million from the six months ended June 30, 2013. This increase was attributable to certain branch office, legal, and operational expenses, including ongoing investments in operational improvements. As part of the operational improvements, SquareTwo centralized certain operating costs during the second quarter of 2013 which were previously paid for by the branch offices.

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect", which includes purchased debt expense, gross court costs, and other direct operating expense. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections.

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended
	June 30,
Costs to Collect ($ in thousands)	2014	2013	$ Variance	% Variance
Total collections	220,421	282,362	$(61,941)	(21.9)%

Costs to collect(1)	97,254	119,389	(22,135)	(18.5)%
Costs to collect as a % of collections	44.1%	42.3%

Costs to collect excluding court costs	77,477	96,727	(19,250)	(19.9)%
Costs to collect excluding court costs as a % of collections	35.1%	34.3%
(1)    Excludes court cost recoveries of $0.6 million and $0.7 million, respectively, to arrive at gross court costs.

The increase in costs to collect as a % of collections was attributable to an increase in court costs as a percentage of collections. Excluding court costs, costs to collect as a % of collections were slightly higher due primarily to other direct operating expenses.

Income Tax Expense

Income tax expense was $3.1 million for the six months ended June 30, 2014 compared to income tax expense of $2.6 million for the same period in 2013.  The increase was primarily attributable to a $1.1 million expense recognized in the U.S. under IRC Section 956 of the tax law as a result of the Company’s pledge of its Canadian assets as collateral on U.S. borrowings in connection with Amendment No. 5 to the revolving credit agreement. The remainder of the expense recognized in both quarters was almost entirely attributable to the Canadian operations based on an effective tax rate of approximately 26.5% as any tax expense or benefit attributable to the pre-tax income or loss in the U.S. was entirely offset by a corresponding change in the valuation allowance.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Adjusted EBITDA ($ in thousands)	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Voluntary, non-legal collections	$50,658	$80,679	$(30,021)	(37.2)%	$102,911	$164,005	$(61,094)	(37.3)%
Legal collections	54,388	53,502	886	1.7%	107,263	107,005	258	0.2%
Other collections(1)	4,965	5,873	(908)	(15.5)%	10,247	11,352	(1,105)	(9.7)%
Sales, recourse & bankruptcy proceeds	1,893	6,928	(5,035)	(72.7)%	3,723	11,493	(7,770)	(67.6)%
Contribution of other business activities(2)	1,615	2,921	(1,306)	(44.7)%	3,314	6,022	(2,708)	(45.0)%
Total inflows	113,519	149,903	(36,384)	(24.3)%	227,458	299,877	(72,419)	(24.1)%

Purchased debt expense	34,495	44,178	(9,683)	(21.9)%	69,667	90,635	(20,968)	(23.1)%
Court costs, net	9,958	11,623	(1,665)	(14.3)%	19,141	21,926	(2,785)	(12.7)%
Other direct operating expense	3,904	3,701	203	5.5%	7,810	6,092	1,718	28.2%
Salaries, general and administrative expenses	11,068	11,158	(90)	(0.8)%	22,668	21,453	1,215	5.7%
Other(3)	482	530	(48)	(9.1)%	975	3,173	(2,198)	(69.3)%
Total outflows	59,907	71,190	(11,283)	(15.8)%	120,261	143,279	(23,018)	(16.1)%
Adjustments(4)	198	239	(41)	(17.2)%	805	1,130	(325)	(28.8)%
Adjusted EBITDA	$53,810	$78,952	$(25,142)	(31.8)%	$108,002	$157,728	$(49,726)	(31.5)%
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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended				Six Months Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA ($ in thousands)	June 30,				June 30,
	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Net (loss) income	$(7,517)	$4,374	$(11,891)	(6)	$(9,663)	$7,704	$(17,367)	(6)
Interest expense	11,075	11,605	(530)	(4.6)%	22,084	23,383	(1,299)	(5.6)%
Interest income	(38)	(21)	(17)	(81.0)%	(57)	(36)	(21)	(58.3)%
Income tax expense	2,071	1,940	131	6.8%	3,108	2,590	518	20.0%
Depreciation and amortization	1,706	1,997	(291)	(14.6)%	3,348	3,911	(563)	(14.4)%
EBITDA	7,297	19,895	(12,598)	(63.3)%	18,820	37,552	(18,732)	(49.9)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	46,633	61,185	(14,552)	(23.8)%	88,900	122,690	(33,790)	(27.5)%
Amortization of step-up of carrying value(2)	—	—	—	—%	—	107	(107)	(100.0)%
Purchased debt valuation allowance reversals(3)	(318)	(2,367)	2,049	86.6%	(523)	(3,751)	3,228	86.1%
Certain other or non-cash expenses
Stock option expense(4)	25	33	(8)	(24.2)%	49	67	(18)	(26.9)%
Other(5)	173	206	(33)	(16.0)%	756	1,063	(307)	(28.9)%
Adjusted EBITDA	$53,810	$78,952	$(25,142)	(31.8)%	$108,002	$157,728	$(49,726)	(31.5)%
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

(6)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA:

	Six Months Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	June 30,
	2014	2013	$ Variance	% Variance
Net cash (used in) provided by operating activities	$(10,003)	$6,639	$(16,642)	(6)
Proceeds applied to purchased debt principal(1)	88,900	122,690	(33,790)	(27.5)%
Interest expense to be paid in cash(2)	20,618	21,691	(1,073)	(4.9)%
Interest income	(57)	(36)	(21)	(58.3)%
Amortization of prepaid and other non-cash expenses	(2,084)	(2,241)	157	7.0%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	822	196	626	(6)
Other operating assets and liabilities and deferred taxes(4)	5,942	5,136	806	15.7%
Income tax expense	3,108	2,590	518	20.0%
Other(5)	756	1,063	(307)	(28.9)%
Adjusted EBITDA	$108,002	$157,728	$(49,726)	(31.5)%
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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

Domestic Segment Performance Summary	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Purchases - face	$288,215	$985,482	$(697,267)	(70.8)%	$480,747	$1,725,476	$(1,244,729)	(72.1)%
Purchases - price	37,479	89,786	(52,307)	(58.3)%	60,269	147,225	(86,956)	(59.1)%
Purchases - price (%)	13.0%	9.1%			12.5%	8.5%
Cash proceeds on purchased debt	100,352	134,137	(33,785)	(25.2)%	202,338	269,046	(66,708)	(24.8)%
Total revenues	59,845	83,010	(23,165)	(27.9)%	125,204	165,034	(39,830)	(24.1)%
Adjusted EBITDA(1)	45,432	69,449	(24,017)	(34.6)%	92,203	140,972	(48,769)	(34.6)%
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

Purchases

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Total domestic purchases decreased $697.3 million or 70.8% in face value and $52.3 million or 58.3% in capital deployed. Capital deployed for credit card/consumer loan - fresh debt decreased $28.6 million and our average price increased from 12.6% to 15.5%. In addition, capital deployed for credit card/consumer loan - non-fresh debt decreased $22.8 million. We generally attribute the decrease in domestic purchasing to decreased supply from financial institutions as a result of the uncertainty in the current regulatory environment.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Total domestic purchases decreased $1.2 billion or 72.1% in face value and $87.0 million or 59.1% in capital deployed. Capital deployed for credit card/consumer loan - fresh debt decreased $47.9 million and our average price increased from 12.0% to 15.1%. In addition, capital deployed for credit card/consumer loan - non-fresh debt decreased $28.3 million and purchases of commercial accounts decreased $6.3 million. We generally attribute the decrease in domestic purchasing to decreased supply from financial institutions as a result of the uncertainty in the current regulatory environment.

Cash Proceeds

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Domestic cash proceeds on purchased debt decreased $33.8 million or 25.2%. The largest driver was a decrease of $28.6 million or 41.2% in credit card and consumer loan voluntary, non-legal collections, due to lower face value of purchases in late 2013 and early 2014 and therefore less inventory in the voluntary, non-legal channel. In addition, sales decreased $5.7 million due to a shift in the Company's strategy away from account re-sales.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Domestic cash proceeds on purchased debt decreased $66.7 million or 24.8%. The largest driver was a decrease of $57.9 million or 40.8%in credit card and consumer loan voluntary, non-legal collections, due to lower face value of purchases in late 2013 and early 2014 and therefore less inventory in the voluntary, non-legal channel. In addition, sales decreased $9.0 million due to a shift in the Company's strategy away from account re-sales.

Total Revenues

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Total revenues attributable to our Domestic segment decreased $23.2 million or 27.9%. Gross revenue on level yield assets decreased by $19.2 million due to a decrease in the weighted average level yield portfolio IRR. Due to higher prices for domestic level yield assets purchased during 2013 and the first half of 2014, our return expectations are lower, resulting in a lower IRR on those portfolios. In addition, gross revenue on cost recovery assets decreased $0.7 million, which was in line with the decrease in cost recovery proceeds. Non-cash valuation allowance reversals on level yield assets were $0.3 million during the three months ended June 30, 2014, compared to $5.3 million during three months ended June 30, 2013. There were no non-cash valuation allowance charges on cost recovery assets during the three months ended June 30, 2014, compared to $2.9 million during three months ended June 30, 2013. The remaining difference was a $1.2 million decrease in purchased debt royalties, which was in line with the decrease in domestic voluntary, non-legal collections.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Total revenues attributable to our Domestic segment decreased $39.8 million or 24.1%. Gross revenue on level yield assets decreased by $32.1 million due to a decrease in the weighted average level yield portfolio IRR. Due to higher prices for domestic level yield assets purchased during 2013 and the first half of 2014, our return expectations are lower, resulting in a lower IRR on those portfolios. In addition, gross revenue on cost recovery assets decreased $2.2 million, which was in line with the decrease in cost recovery proceeds. Non-cash valuation allowance reversals on level yield assets were $0.5 million during the six months ended June 30, 2014, compared to $6.6 million during the six months ended June 30, 2013. There were no non-cash valuation allowance charges on cost recovery assets during the six months ended June 30, 2014, compared to $2.9 million during the six months ended June 30, 2013. The remaining difference was a $2.3 million decrease in purchased debt royalties, which was in line with the decrease in domestic voluntary, non-legal collections.

Adjusted EBITDA

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Domestic Adjusted EBITDA decreased $24.0 million or 34.6%. This was due primarily to a decrease in cash proceeds on purchased debt of $33.8 million, which resulted in a partially offsetting $10.8 million decrease in costs to collect.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Domestic Adjusted EBITDA decreased $48.8 million or 34.6%. This was due primarily to a decrease in cash proceeds on purchased debt of $66.7 million, which resulted in a partially offsetting $21.6 million decrease in costs to collect.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

Canada Segment Performance Summary	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Purchases - face	$52,592	$64,914	$(12,322)	(19.0)%	$80,857	$118,911	$(38,054)	(32.0)%
Purchases - price	4,573	5,195	(622)	(12.0)%	7,547	10,026	(2,479)	(24.7)%
Purchases - price (%)	8.7%	8.0%			9.3%	8.4%
Cash proceeds on purchased debt	11,552	12,845	(1,293)	(10.1)%	21,806	24,809	(3,003)	(12.1)%
Total revenues	7,002	7,640	(638)	(8.4)%	13,152	15,003	(1,851)	(12.3)%
Adjusted EBITDA(1)	8,378	9,503	(1,125)	(11.8)%	15,799	16,756	(957)	(5.7)%
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

Purchases

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Purchases by our Canada segment decreased $12.3 million in terms of face value and $0.6 million in capital deployed, due to fewer acquisition opportunities that met our return criteria. Credit card/consumer loan - fresh purchases decreased $1.9 million in face value and $0.2 million in capital deployed and credit card/consumer loan - non-fresh purchases decreased $10.5 million in face value and $0.4 million in capital deployed. While the price of our Canadian credit card/consumer loan - fresh purchases remained consistent, the price of credit card/consumer loan - non-fresh increased slightly.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Purchases by our Canada segment decreased $38.1 million in terms of face value and $2.5 million in capital deployed, due to fewer acquisition opportunities that met our return criteria. Credit card/consumer loan - fresh purchases decreased $12.5 million in face value and $1.3 million in capital deployed and credit card/consumer loan - non-fresh purchases decreased $25.6 million in face value and $1.2 million in capital deployed. While the price of our Canadian credit card/consumer loan - fresh purchases remained consistent, the price of credit card/consumer loan - non-fresh increased.

Cash Proceeds

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Canada cash proceeds on purchased debt decreased $1.3 million or 10.1%, primarily driven by a $1.4 million decrease in voluntary, non-legal collections, due to lower face value of purchases in late 2013 and early 2014 and therefore less inventory in the voluntary, non-legal channel. Partially offsetting this decrease is a $0.1 million increase in legal collections.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Canada cash proceeds on purchased debt decreased $3.0 million or 12.1%, primarily driven by a $3.2 million decrease in voluntary, non-legal collections, due to lower face value of purchases in late 2013 and early 2014 and therefore less inventory in the voluntary, non-legal channel. Partially offsetting this decrease is a $0.2 million increase in legal collections.

Total Revenues

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Total revenues from our Canada segment decreased $0.6 million or 8.4%. The decrease was due primarily to a $1.1 million decrease in gross revenue on cost recovery assets, which was in line with the decrease in cost recovery proceeds and our cost recovery asset base, as we started placing our Canadian asset purchases on level yield accounting in January 2012. The decrease in gross revenues on cost recovery assets was partially offset by a $0.6 million increase in level yield revenue.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Total revenues from our Canada segment decreased $1.9 million or 12.3%. The decrease was due primarily to a $2.2 million decrease in gross revenue on cost recovery assets, which was in line with the decrease in cost recovery proceeds and our cost recovery asset base, as we started placing our Canadian asset purchases on level yield accounting in January 2012. The decrease in gross revenues on cost recovery assets was partially offset by a $0.7 million increase in level yield revenue.

Adjusted EBITDA

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Adjusted EBITDA decreased $1.1 million or 11.8%. Cash proceeds on purchased debt decreased $1.3 million, which resulted in an offsetting $0.4 million decrease in costs to collect.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Adjusted EBITDA decreased $1.0 million or 5.7%. Cash proceeds on purchased debt decreased $3.0 million, which resulted in an offsetting $0.5 million decrease in costs to collect.

Supplemental Performance Data

Our Owned Portfolios

As of June 30, 2014, our active owned charged-off receivables in the U.S. and Canada totaled $9.4 billion in face value and consisted of approximately 2.3 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of June 30, 2014.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,487	$4,009	$5,962	63.6%	$2,057	81.5%
Credit Card/Consumer Loan - Non-Fresh	707	3,304	2,336	24.9%	336	13.3%
Other(2)	120	9,017	1,082	11.5%	132	5.2%
Total/Average	2,314	$4,054	$9,380	100.0%	$2,525	100.0%
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

The gross ROIs for 2007 and 2008 shown below are lower in comparison to most of our historical multiples. These lower ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment. The gross ROIs for 2013 and 2014 purchases are also lower in comparison to most of our historical returns, primarily due to lower supply that has resulted in increased market competition and rising prices.

U.S. Purchased Debt Portfolio as of June 30, 2014 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds(5)	Total Estimated Proceeds(6)	Gross ROI(7)
2006 and prior	$896,340	$(4,235)	$1,849	—%	$2,099,477	$1,755	$2,101,232	2.34x
2007	236,005	(58,969)	4,074	2%	347,986	6,156	354,142	1.50x
2008	226,030	(68,058)	7,468	3%	335,228	13,879	349,107	1.54x
2009	105,157	(1,112)	2,776	3%	208,066	15,670	223,736	2.13x
2010	164,117	(1,975)	1,712	1%	383,616	54,880	438,496	2.67x
2011	244,959	(2,917)	12,223	5%	514,474	109,156	623,630	2.55x
2012	246,011	(3,843)	42,265	17%	389,193	159,411	548,604	2.23x
2013	240,595	(2,036)	122,397	51%	190,289	237,798	428,087	1.78x
2014	60,269	—	48,569	81%	14,137	75,015	89,152	1.48x
Total	$2,419,483	$(143,145)	$243,333		$4,482,466	$673,720	$5,156,186	2.13x

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

(6)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(7)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of June 30, 2014 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,396	$51	$9,447	1.61x
2007	7,889	—	—	—%	14,774	227	15,001	1.90x
2008	6,282	—	—	—%	9,240	306	9,546	1.52x
2009	3,350	—	—	—%	9,035	852	9,887	2.95x
2010	7,706	—	—	—%	27,862	4,083	31,945	4.15x
2011	22,745	—	238	1%	55,136	9,051	64,187	2.82x
2012	26,746	—	1,978	7%	43,974	12,024	55,998	2.09x
2013	17,515	—	4,371	25%	19,042	20,054	39,096	2.23x
2014	7,547		4,934	65%	3,561	11,660	15,221	2.02x
Total	$105,665	$—	$11,521		$192,020	$58,308	$250,328	2.37x
(1)    Converted to U.S. dollars using average historical exchange rates effective in the month of activity.

(2)    Converted to U.S. dollars using the exchange rate as of June 30, 2014.

Consolidated Purchased Debt Portfolio as of June 30, 2014 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$1,849	—%	$2,108,873	$1,806	$2,110,679	2.34x
2007	243,894	(58,969)	4,074	2%	362,760	6,383	369,143	1.51x
2008	232,312	(68,058)	7,468	3%	344,468	14,185	358,653	1.54x
2009	108,507	(1,112)	2,776	3%	217,101	16,522	233,623	2.15x
2010	171,823	(1,975)	1,712	1%	411,478	58,963	470,441	2.74x
2011	267,704	(2,917)	12,461	5%	569,610	118,207	687,817	2.57x
2012	272,757	(3,843)	44,243	16%	433,167	171,435	604,602	2.22x
2013	258,110	(2,036)	126,768	49%	209,331	257,852	467,183	1.81x
2014	67,816	—	53,503	79%	17,698	86,675	104,373	1.54x
Total	$2,525,148	$(143,145)	$254,854		$4,674,486	$732,028	$5,406,514	2.14x
(1)    Canadian amounts converted to U.S. dollars using average historical exchange rates effective in the month of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of June 30, 2014.

(3)     Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the impact of the branch office asset purchase program (discontinued).

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of June 30, 2014 will generate a total of approximately $673.7 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2014	2015	2016	2017	2018	2019	2020	2021 and thereafter	Total
2006 and prior(1)	$1,293	$462	$—	$—	$—	$—	$—	$—	$1,755
2007	2,718	3,009	429	—	—	—	—	—	6,156
2008	4,974	6,681	1,969	255	—	—	—	—	13,879
2009	3,543	5,833	3,943	2,007	344	—	—	—	15,670
2010	11,279	17,513	12,706	8,472	4,221	689	—	—	54,880
2011	25,089	31,231	21,321	15,701	10,319	4,861	634	—	109,156
2012	40,260	48,689	26,372	17,673	13,189	8,686	4,041	501	159,411
2013	54,162	81,289	42,640	22,097	15,810	11,107	7,181	3,512	237,798
2014	15,533	24,043	15,327	8,230	4,246	2,616	1,836	3,184	75,015
Total	$158,851	$218,750	$124,707	$74,435	$48,129	$27,959	$13,692	$7,197	$673,720
Cumulative Percent	23.6%	56.0%	74.6%	85.6%	92.7%	96.9%	98.9%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$1,715	$40	$—	$—	$—	$—	$—	$—	$1,755
2007	4,628	1,489	39	—	—	—	—	—	6,156
2008	8,974	4,016	865	24	—	—	—	—	13,879
2009	6,698	4,892	2,975	1,077	28	—	—	—	15,670
2010	20,846	14,877	10,543	6,346	2,194	74	—	—	54,880
2011	42,967	24,799	18,385	13,033	7,590	2,326	56	—	109,156
2012	68,968	34,881	20,930	15,409	10,918	6,363	1,895	47	159,411
2013	101,011	59,666	29,946	18,070	13,344	9,153	5,201	1,407	237,798
2014	27,829	20,720	11,110	5,914	3,245	2,159	1,626	2,412	75,015
Total	$283,636	$165,380	$94,793	$59,873	$37,319	$20,075	$8,778	$3,866	$673,720
Cumulative Percent	42.1%	66.6%	80.7%	89.6%	95.1%	98.1%	99.4%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	2006 & Prior(2)	2007	2008	2009	2010	2011	2012	2013	2014	Total
2006 & Prior(1)	$1,329,748	$338,808	$180,830	$96,778	$61,165	$40,410	$26,238	$18,207	$7,293	$2,099,477
2007	—	98,929	111,049	54,363	34,500	21,178	14,424	9,919	3,624	347,986
2008	—	—	98,025	88,017	65,471	38,416	24,983	15,024	5,292	335,228
2009	—	—	—	49,074	71,698	41,300	27,948	13,681	4,365	208,066
2010	—	—	—	—	90,429	130,132	94,374	53,213	15,468	383,616
2011	—	—	—	—	—	163,304	196,236	120,068	34,866	514,474
2012	—	—	—	—	—	—	176,605	163,096	49,492	389,193
2013	—	—	—	—	—	—	—	122,488	67,801	190,289
2014	—	—	—	—	—	—	—	—	14,137	14,137
Total	$1,329,748	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$515,696	$202,338	$4,482,466
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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At June 30, 2014, the Company did not have any significant non-cancelable forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of June 30, 2014, our total availability under our line of credit was $75.3 million based on our borrowing base calculation, and our non-restricted cash balances were $16.5 million, resulting in liquidity as of June 30, 2014 of $91.8 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at June 30, 2014 and December 31, 2013 was $437.5 million and $437.4 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
$ in thousands	2014	2013
Net cash (used in) provided by operating activities	$(10,003)	$6,639
Net cash provided by (used in) investing activities	18,828	(37,612)
Net cash (used in) provided by financing activities	(1,997)	33,063
Increase in cash and cash equivalents (1)	$6,828	$2,090
 (1)    Before the impact of foreign currency translation on cash of $321 and $(796), respectively.

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

Our operating activities used net cash of $10.0 million and provided $6.6 million during the six months ended June 30, 2014 and 2013, respectively, resulting in a net increase in cash used in operating activities of $16.6 million. The increase in cash used was primarily due to a $35.8 million decrease in gross revenue recognized on purchased debt assets. This was partially offset by a corresponding decrease in costs to collect including court costs of $22.1 million The remaining change in net cash provided by operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities provided net cash of $18.8 million and used $37.6 million during the six months ended June 30, 2014 and 2013, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash provided by investing activities of $56.4 million was due primarily to a $89.4 million decrease in investments in purchased debt, partially offset by a $33.8 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Financing activities used net cash of $2.0 million and provided $33.1 million during the six months ended June 30, 2014 and 2013, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash used by financing activities of $35.1 million was due to a decrease of $80.4 million in draws on our revolving credit facility used to fund purchases and overhead costs. Lower purchasing resulted in lower collections which led to a $45.1 million decrease in payments on our revolving credit facility.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

On May 21, 2014, SquareTwo Financial Corporation and certain of SquareTwo Financial Corporations' subsidiaries entered into Amendment No. 5 to its Loan Agreement ("Amendment No. 5") for the senior revolving credit facility. Pursuant to the terms of Amendment No. 5, the following adjustments have been made to the Loan Agreement: (i) the formula which determines the maximum amount of borrowings has been modified to include Canadian Estimated Remaining Proceeds and (ii) the collateral pool securing the loan has been modified to include Canadian assets. The remaining terms of the Loan Agreement were not impacted by Amendment No. 5.

There were no other material changes to the Company's revolving credit facility or its Senior Second Lien Notes from the information previously disclosed in the Company's most recent Annual Report on Form 10-K except for additional draws and repayments on the revolving credit facility. The balance of the outstanding line of credit under the revolving facility was $144.8 million and $145.3 million at June 30, 2014 and December 31, 2013, respectively; a decrease of $0.5 million. At June 30, 2014, our availability under the line of credit was $75.3 million based on our borrowing base calculation.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA
We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 1.4x at June 30, 2013 to 1.7x at June 30, 2014 as a result of a 19.4% decrease in our TTM Adjusted EBITDA and a 4.9% decrease in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt.

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

As of June 30, 2014, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.3 million and software agreements of $1.0 million as of June 30, 2014.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of June 30, 2014, these notes had outstanding balances of $0.4 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 13d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SQUARETWO FINANCIAL CORPORATION

August 14, 2014	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ John D. Lowe
	Name:	John D. Lowe
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)