Form 10-Q
period 2014-09-30
SquareTwo Financial Corp
filed 2014-11-13
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of November 13, 2014, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$15,912	$9,379
Restricted cash	24,817	6,484
Receivables:
Trade, net of allowance for doubtful accounts of $15 and $221, respectively	2,278	1,986
Notes receivable	371	212
Taxes receivable	—	275
Purchased debt, net	236,607	274,357
Property and equipment, net	23,226	24,356
Goodwill and intangible assets	171,348	171,348
Other assets	8,654	10,007
Total assets	$483,213	$498,404
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$2,931	$3,505
Payable from trust accounts	1,679	1,933
Taxes payable	605	748
Accrued interest and other liabilities	33,030	27,861
Deferred tax liability	11,248	9,936
Line of credit	148,636	145,269
Notes payable, net of discount	289,385	289,414
Obligations under capital lease agreements	2,747	2,744
Total liabilities	490,261	481,410
Commitments and contingencies (Note 9)
Equity (deficiency)
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,178	190,262
Accumulated deficit	(200,174)	(176,354)
Accumulated other comprehensive loss	(2,634)	(1,347)
Total SquareTwo (deficiency) equity	(12,630)	12,561
Noncontrolling interest	5,582	4,433
Total (deficiency) equity	(7,048)	16,994
Total liabilities and (deficiency) equity	$483,213	$498,404

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Purchased debt revenue, net	$56,985	$84,293	$195,313	$263,939
Other revenue	14	230	42	621
Total revenues	56,999	84,523	195,355	264,560
Expenses
Purchased debt expense	31,643	44,266	101,310	134,901
Court costs, net	8,422	9,935	27,563	31,861
Other direct operating expense	4,061	3,083	11,871	9,175
Salaries and payroll taxes	7,766	7,142	22,853	21,147
General and administrative	3,549	3,330	11,130	10,778
Depreciation and amortization	1,738	2,103	5,086	6,014
Total operating expenses	57,179	69,859	179,813	213,876
Operating (loss) income	(180)	14,664	15,542	50,684
Other expenses
Interest expense	11,049	11,392	33,133	34,775
Other expense	80	1,316	273	3,659
Total other expenses	11,129	12,708	33,406	38,434
(Loss) income before income taxes	(11,309)	1,956	(17,864)	12,250
Income tax expense	(1,699)	(590)	(4,807)	(3,180)
Net (loss) income	(13,008)	1,366	(22,671)	9,070
Less: Net income attributable to the noncontrolling interest	409	387	1,149	1,053
Net (loss) income attributable to SquareTwo	$(13,417)	$979	$(23,820)	$8,017

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$(13,008)	$1,366	$(22,671)	$9,070
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(1,351)	507	(1,287)	(622)
Comprehensive (loss) income	(14,359)	1,873	(23,958)	8,448
Less: Comprehensive income attributable to the noncontrolling interest	409	387	1,149	1,053
Comprehensive (loss) income attributable to SquareTwo	$(14,768)	$1,486	$(25,107)	$7,395

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Deficiency)

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Equity (Deficiency)	Noncontrolling Interest	Total Equity (Deficiency)
Balances, December 31, 2013	$—	$190,262	$(176,354)	$(1,347)	$12,561	$4,433	$16,994
Net (loss) income	—	—	(23,820)	—	(23,820)	1,149	(22,671)
Currency translation adjustment	—	—	—	(1,287)	(1,287)	—	(1,287)
Distribution to Parent	—	(150)	—	—	(150)	—	(150)
Stock option expense	—	66	—	—	66	—	66
Balances, September 30, 2014	$—	$190,178	$(200,174)	$(2,634)	$(12,630)	$5,582	$(7,048)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net (loss) income	$(22,671)	$9,070
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,086	6,014
Amortization of loan origination fees and debt discount	2,202	2,482
Recovery of step-up in basis of purchased debt	—	107
Purchased debt valuation allowance charges (reversals)	808	(6,460)
Stock option expense	66	99
Amortization of prepaid and other non-cash expenses	3,252	3,344
Deferred tax provision, net of valuation allowance	1,312	—
Changes in operating assets and liabilities:
Income tax payable/receivable	129	(2,656)
Restricted cash	(18,333)	(14,624)
Other assets	(3,686)	(4,016)
Accounts payable and accrued liabilities	4,788	11,153
Net cash (used in) provided by operating activities	(27,047)	4,513
Investing activities
Investment in purchased debt	(97,482)	(230,995)
Proceeds applied to purchased debt principal	133,720	188,749
Payments to branch offices related to asset purchase program	—	(297)
Net (investment in) proceeds from notes receivable	(170)	27
Investment in property and equipment, including internally developed software	(3,028)	(3,800)
Net cash provided by (used in) investing activities	33,040	(46,316)
Financing activities
Repayments of investment by Parent	(150)	—
Payments on notes payable, net	(568)	(411)
Proceeds from lines-of-credit	334,924	472,177
Payments on lines-of-credit	(331,557)	(429,382)
Origination fees on lines-of-credit	(257)	(856)
Payments on capital lease obligations	(1,279)	(1,121)
Net cash provided by financing activities	1,113	40,407
Increase (decrease) in cash and cash equivalents	7,106	(1,396)
Impact of foreign currency translation on cash	(573)	(542)
Cash and cash equivalents at beginning of period	9,379	7,538
Cash and cash equivalents at end of period	$15,912	$5,600
Supplemental cash flow information
Cash paid for interest	$22,561	$24,049
Cash paid for income taxes	3,367	5,837
Property and equipment financed with capital leases and notes payable	1,282	2,066
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

The Company is a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the U.S. and Canada. SquareTwo, excluding our Canadian operations and SquareTwo Financial Services Corporation, serves as a network of attorney based branch offices which pursue proceeds on debt owned by the Company for a fee. Each of our branch offices is independently owned, but has executed detailed agreements that provide the legal structure for the relationship with SquareTwo.

In addition to managing the branch office network, SquareTwo places certain of its accounts for collection through its subsidiary SquareTwo Financial Services Corporation. Until August 2014, SquareTwo Financial Services Corporation was legally known as SquareTwo Financial Commercial Funding Corporation. Along with its legal name change, this entity has registered to conduct its collection activities within the United States under the d/b/a name Fresh View Solutions.

Our Canadian subsidiaries exclusively purchase charged-off Canadian accounts. In Canada, we utilize internal collectors and third-party non-legal and legal collection firms which exclusively service our Canadian customers.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2014, its condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013, its condensed consolidated statements of changes in equity (deficiency) for the nine months ended September 30, 2014, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.  The condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income of the Company for the three and nine months ended September 30, 2014 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s most recent Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company are prepared in accordance with GAAP and include the accounts of SquareTwo and its subsidiaries. SquareTwo owns the following subsidiaries: ReFinance America, Ltd.; CACV of Colorado, LLC; CACH, LLC; Collect Air, LLC; Healthcare Funding Solutions, LLC; SquareTwo Financial Services Corporation (d/b/a/ Fresh View Solutions); Collect America of Canada, LLC, and certain other inactive entities not listed. Collect America of Canada, LLC has a wholly-owned subsidiary, SquareTwo Financial Canada Corporation, which has an 86% ownership interest in CCL Financial Inc. ("CCL"). CCL is a consolidated subsidiary of the Company. As previously disclosed, Parent owns 100% of the outstanding equity of SquareTwo and all other Parent investments are dormant. All material expenses incurred by Parent on SquareTwo’s behalf have been allocated to SquareTwo and are reflected in the condensed consolidated financial statements of SquareTwo. All significant intercompany transactions and balances have been eliminated in consolidation.

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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40).” ASU No. 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This update will be effective for the Company for the annual period ending after December 15, 2016.
3. Purchased Debt

The following tables show the changes in purchased debt, net for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$236,860	$266,529	$16,860	$23,041	$253,720	$289,570
Purchases	27,326	71,915	2,340	1,829	29,666	73,744
Valuation allowance (charges) reversals	(872)	2,709	(459)	—	(1,331)	2,709
Proceeds applied to purchased debt principal	(41,932)	(61,568)	(2,888)	(4,491)	(44,820)	(66,059)
Other(1)	(625)	279	(3)	18	(628)	297
Balance at end of period	$220,757	$279,864	$15,850	$20,397	$236,607	$300,261

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$254,419	$230,773	$19,938	$20,909	$274,357	$251,682
Purchases	91,688	215,010	5,794	15,985	97,482	230,995
Valuation allowance (charges) reversals	(349)	9,330	(459)	(2,870)	(808)	6,460
Proceeds applied to purchased debt principal	(124,308)	(174,839)	(9,412)	(13,910)	(133,720)	(188,749)
Other(1)	(693)	(410)	(11)	283	(704)	(127)
Balance at end of period	$220,757	$279,864	$15,850	$20,397	$236,607	$300,261

 (1)    Other includes impacts of the Company’s currency translation, branch office asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Proceeds	$90,251	$129,835	$11,850	$15,458	$102,101	$145,293
Less:
Gross revenue recognized	48,319	68,267	8,650	10,618	56,969	78,885
Cost recovery court cost recoveries(1)	—	—	312	349	312	349
Proceeds applied to purchased debt principal	41,932	61,568	2,888	4,491	44,820	66,059
	$—	$—	$—	$—	$—	$—

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Proceeds	$288,903	$390,781	$37,342	$48,367	$326,245	$439,148
Less:
Gross revenue recognized	164,595	215,942	26,982	33,373	191,577	249,315
Cost recovery court cost recoveries(1)	—	—	948	1,084	948	1,084
Proceeds applied to purchased debt principal	124,308	174,839	9,412	13,910	133,720	188,749
	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations.

The following tables reconcile gross revenue recognized to purchased debt revenues, net for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Gross revenue recognized	$48,319	$68,267	$8,650	$10,618	$56,969	$78,885
Purchased debt royalties	1,128	2,535	251	225	1,379	2,760
Valuation allowance (charges) reversals	(872)	2,709	(459)	—	(1,331)	2,709
Other(1)	—	—	(32)	(61)	(32)	(61)
Purchased debt revenue, net	$48,575	$73,511	$8,410	$10,782	$56,985	$84,293

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Gross revenue recognized	$164,595	$215,942	$26,982	$33,373	$191,577	$249,315
Purchased debt royalties	3,932	7,460	733	931	4,665	8,391
Valuation allowance (charges) reversals	(349)	9,330	(459)	(2,870)	(808)	6,460
Other(1)	—	—	(121)	(227)	(121)	(227)
Purchased debt revenue, net	$168,178	$232,732	$27,135	$31,207	$195,313	$263,939

(1)    Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt, the branch office asset purchase program (discontinued), and recovery of step-up in basis.

     The following tables show the detail of the Company’s purchases for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Purchase price	$27,326	$71,915	$2,340	$1,829	$29,666	$73,744
Face value	287,531	626,377	54,584	38,718	342,115	665,095
% of face	9.5%	11.5%	4.3%	4.7%	8.7%	11.1%

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Purchase price	$91,688	$215,010	$5,794	$15,985	$97,482	$230,995
Face value	758,735	2,206,924	144,984	302,558	903,719	2,509,482
% of face	12.1%	9.7%	4.0%	5.3%	10.8%	9.2%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

During the three months ended September 30, 2014, the Company purchased $287.5 million in face value debt that qualified for the level yield method of accounting for a purchase price of $27.3 million. The ERP expected at acquisition for these level yield portfolios amounted to $42.2 million. The accretable yield for these purchases was $14.9 million, or the ERP of $42.2 million less the purchase price of $27.3 million.

During the nine months ended September 30, 2014, the Company purchased $758.7 million in face value debt that qualified for the level yield method of accounting for a purchase price of $91.7 million. The ERP expected at acquisition amounted to $135.9 million. The accretable yield for these purchases was $44.3 million, or the ERP of $135.9 million less the purchase price of $91.7 million.

The following table represents the quarterly change in accretable yield for the periods presented:

	2014	2013
Balance at December 31, prior year	$523,006	$596,849
Impact from revenue recognized on purchased debt, net	(61,085)	(75,024)
Additions from current purchases	13,150	62,109
Reclassifications to accretable yield, including foreign currency translation	13,555	10,475
Balance at March 31,	$488,626	$594,409
Impact from revenue recognized on purchased debt, net	(55,714)	(79,272)
Additions from current purchases	16,241	72,278
Reclassifications to accretable yield, including foreign currency translation	(10,751)	12,639
Balance at June 30,	$438,402	$600,054
Impact from revenue recognized on purchased debt, net	(47,448)	(70,976)
Additions from current purchases	14,866	48,161
Reclassifications to accretable yield, including foreign currency translation	(1,031)	(5,317)
Balance at September 30,	$404,789	$571,922

The following tables show the changes in the valuation allowance for the Company’s purchased debt during the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$125,561	$129,981	$17,584	$16,584	$143,145	$146,565
Valuation allowance charges (reversals)	872	(2,709)	459	—	1,331	(2,709)
Balance at end of period	$126,433	$127,272	$18,043	$16,584	$144,476	$143,856

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$126,084	$136,602	$17,584	$13,714	$143,668	$150,316
Valuation allowance charges (reversals)	349	(9,330)	459	2,870	808	(6,460)
Balance at end of period	$126,433	$127,272	$18,043	$16,584	$144,476	$143,856

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

The following is a summary of intangibles:

	September 30, 2014	December 31, 2013
Goodwill	$146,458	$146,458
Branch office intangible	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	September 30, 2014			December 31, 2013
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit US	4.8%	$148,636	April 2016	4.9%	$145,269	April 2016
Line of Credit Canada	5.8%	—	April 2016	5.8%	—	April 2016
Total Line of Credit		$148,636			$145,269
 (1)    Weighted average interest rates exclude the impact of amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the facility were $1,228 and $1,673 at September 30, 2014 and December 31, 2013, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility. The Company had accrued interest on its lines of credit of $106 and $122 at September 30, 2014 and December 31, 2013, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

At September 30, 2014, our availability under the line of credit facility was $59.6 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	September 30, 2014			December 31, 2013
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $1,811 and $2,350 unamortized discount	11.625%	$288,189	April 2017	11.625%	$287,650	April 2017
Other Notes Payable	5.7%	1,196	2015 - 2021	5.5%	1,764	2015 - 2021
Total Notes Payable		$289,385			$289,414
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $3,224 and $4,185 at September 30, 2014 and December 31, 2013, respectively, and are included in the other assets line on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $16,856 and $8,428 at September 30, 2014 and December 31, 2013, respectively, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of September 30, 2014, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Subsequent to September 30, 2014, SquareTwo amended its Loan Agreement to decrease the Minimum Adjusted EBITDA Covenant. Further information regarding the amendment is disclosed in Note 12.

Letters of Credit

 The Company had outstanding letters of credit totaling $492 at September 30, 2014 and December 31, 2013. At September 30, 2014 letters of credit totaling $492 had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Equity (Deficiency)

Common Stock

As of September 30, 2014 and December 31, 2013, the Company is authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Non-Controlling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the non-controlling interest in CCL are shown on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income.

Accumulated Other Comprehensive Loss

During the nine months ended September 30, 2014 and 2013, accumulated other comprehensive loss included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss during the nine months ended September 30, 2014 and 2013:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(1,347)	$(1,347)
Other comprehensive loss, net of tax of $0	(1,287)	(1,287)
Balance, September 30, 2014	$(2,634)	$(2,634)

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(111)	$(111)
Other comprehensive loss, net of tax of $0	(622)	(622)
Balance, September 30, 2013	$(733)	$(733)

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$236,607	$569,074	$—	$—	$569,074
Line of credit(2)	148,636	148,636	—	148,636	—
Senior Second Lien Notes, net of $1,811 unamortized discount(3)	288,189	302,689	302,689	—	—
Other Notes Payable(4)	1,196	1,196	—	1,196	—

	December 31, 2013
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$274,357	$658,676	$—	$—	$658,676
Line of credit(2)	145,269	145,269	—	145,269	—
Senior Second Lien Notes, net of $2,350 unamortized discount(3)	287,650	295,987	295,987	—	—
Other Notes Payable(4)	1,764	1,764	—	1,764	—
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

For the three and nine months ended September 30, 2014 the combined state, federal and Canadian tax expense from operations was $1.7 million and $4.8 million, respectively. These amounts are primarily comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% as well as $0.2 million and $1.4 million expense, respectively, related to those earnings in the U.S. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2014 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in a full valuation allowance position at September 30, 2014.

While virtually all U.S. tax expense associated with foreign earnings can be offset by the Company’s net operating losses or foreign tax credits available in the U.S., the $0.2 million and $1.4 million recognized during the three and nine months ended September 30, 2014, respectively, relates specifically to withholding taxes on the amount of the earnings that would be applicable upon a future distribution. Therefore, to the extent the earnings deemed distributed are not actually repatriated to the U.S., the withholding tax liability will not be paid.

9. Commitments and Contingencies

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

The following tables present the Company's operating segment results for the three and nine months ended September 30, 2014 and September 30, 2013:

Cash Proceeds on Purchased Debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Proceeds on Purchased Debt	2014	2013	2014	2013
Domestic	$91,035	$133,265	$293,373	$402,311
Canada	11,066	12,028	32,872	36,837
Consolidated	$102,101	$145,293	$326,245	$439,148

Total Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues	2014	2013	2014	2013
Domestic	$50,004	$77,394	$175,208	$242,428
Canada	6,995	7,129	20,147	22,132
Consolidated	$56,999	$84,523	$195,355	$264,560

Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA(1)	2014	2013	2014	2013
Domestic	$39,742	$71,800	$131,945	$212,772
Canada	8,054	8,940	23,853	25,696
Consolidated	$47,796	$80,740	$155,798	$238,468

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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net (loss) income to consolidated Adjusted EBITDA:

Reconciliation of Net (loss) Income to Adjusted EBITDA ($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(13,008)	$1,366	$(22,671)	$9,070
Interest expense	11,049	11,392	33,133	34,775
Interest income	(44)	(38)	(101)	(74)
Income tax expense	1,699	590	4,807	3,180
Depreciation and amortization	1,738	2,103	5,086	6,014
EBITDA	1,434	15,413	20,254	52,965
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	44,820	66,059	133,720	188,749
Amortization of step-up of carrying value(2)	—	—	—	107
Purchased debt valuation allowance charges (reversals)(3)	1,331	(2,709)	808	(6,460)
Certain other or non-cash expenses
Stock option expense(4)	17	32	66	99
Other(5)	194	1,945	950	3,008
Adjusted EBITDA	$47,796	$80,740	$155,798	$238,468
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

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(27,047)	$4,513
Proceeds applied to purchased debt principal(1)	133,720	188,749
Interest expense to be paid in cash(2)	30,931	32,293
Interest income	(101)	(74)
Amortization of prepaid and other non-cash expenses	(3,252)	(3,344)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	18,333	14,624
Other operating assets and liabilities and deferred taxes(4)	(2,543)	(4,481)
Income tax expense	4,807	3,180
Other(5)	950	3,008
Adjusted EBITDA	$155,798	$238,468
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

Segment assets were as follows as of September 30, 2014 and December 31, 2013:

Total Assets	September 30, 2014	December 31, 2013
Domestic	$451,651	$474,175
Canada	31,562	24,229
Consolidated	$483,213	$498,404

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at September 30, 2014 or December 31, 2013.

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

Condensed Consolidating Balance Sheets

	September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$187	$1,031	$14,694	$—	$15,912
Restricted cash	16,516	8,301	—	—	24,817
Receivables:
Trade, net of allowance for doubtful accounts	1,271	35	972	—	2,278
Notes receivable	170	—	201	—	371
Purchased debt, net	—	221,674	14,933	—	236,607
Property and equipment, net	22,985	74	167	—	23,226
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	6,584	1,227	843	—	8,654
Investment in subsidiaries	260,131	—	—	(260,131)	—
Total assets	$478,623	$232,342	$32,379	$(260,131)	$483,213
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$2,768	$123	$40	$—	$2,931
Payable from trust accounts	1,530	61	88	—	1,679
Payable to Borrower	—	349,644	2,137	(351,781)	—
Taxes payable	388	—	217	—	605
Accrued interest and other liabilities	31,909	281	840	—	33,030
Deferred tax liability (asset)	11,256	—	(8)	—	11,248
Line of credit	148,636	—	—	—	148,636
Notes payable, net of discount	289,385	—	—	—	289,385
Obligations under capital lease agreements	2,747	—	—	—	2,747
Total liabilities	488,619	350,109	3,314	(351,781)	490,261
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,178	1,527	1	(1,528)	190,178
(Accumulated deficit) retained earnings	(200,174)	(119,294)	26,116	93,178	(200,174)
Accumulated other comprehensive loss	—	—	(2,634)	—	(2,634)
Total (deficiency) equity before noncontrolling interest	(9,996)	(117,767)	23,483	91,650	(12,630)
Noncontrolling interest	—	—	5,582	—	5,582
Total (deficiency) equity	(9,996)	(117,767)	29,065	91,650	(7,048)
Total liabilities and (deficiency) equity	$478,623	$232,342	$32,379	$(260,131)	$483,213

	December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$9,379	$—	$9,379
Restricted cash	(647)	7,131	—	—	6,484
Receivables:
Trade, net of allowance for doubtful accounts	1,113	9	864	—	1,986
Notes receivable	—	—	212	—	212
Taxes receivable	—	—	275	—	275
Purchased debt, net	—	261,714	12,643	—	274,357
Property and equipment, net	24,092	53	211	—	24,356
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	8,023	1,119	865	—	10,007
Investment in subsidiaries	290,938	—	—	(290,938)	—
Total assets	$494,298	$270,026	$25,018	$(290,938)	$498,404
Liabilities and equity (deficiency)
Payables:
Accounts payable, trade	$3,507	$39	$(41)	$—	$3,505
Payable from trust accounts	1,807	61	65	—	1,933
Payable to Borrower	—	367,463	337	(367,800)	—
Taxes payable	748	—	—	—	748
Accrued interest and other liabilities	26,957	210	694	—	27,861
Deferred tax liability (asset)	9,944	—	(8)	—	9,936
Line of credit	145,269	—	—	—	145,269
Notes payable, net of discount	289,414	—	—	—	289,414
Obligations under capital lease agreements	2,744	—	—	—	2,744
Total liabilities	480,390	367,773	1,047	(367,800)	481,410
Equity (deficiency)
Common stock	—	—	—	—	—
Additional paid-in capital	190,262	1,052	1	(1,053)	190,262
(Accumulated deficit) retained earnings	(176,354)	(98,799)	20,884	77,915	(176,354)
Accumulated other comprehensive loss	—	—	(1,347)	—	(1,347)
Total equity (deficiency) before noncontrolling interest	13,908	(97,747)	19,538	76,862	12,561
Noncontrolling interest	—	—	4,433	—	4,433
Total equity (deficiency)	13,908	(97,747)	23,971	76,862	16,994
Total liabilities and equity (deficiency)	$494,298	$270,026	$25,018	$(290,938)	$498,404

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,471	$48,531	$6,983	$—	$56,985
Other revenue	1	1	12	—	14
Total revenues	1,472	48,532	6,995	—	56,999
Expenses
Purchased debt expense	—	29,106	2,537	—	31,643
Court costs, net	—	8,324	98	—	8,422
Other direct operating expense	—	3,987	74	—	4,061
Salaries and payroll taxes	1,232	6,368	166	—	7,766
General and administrative	103	2,727	719	—	3,549
Depreciation and amortization	554	1,173	11	—	1,738
Total operating expenses	1,889	51,685	3,605	—	57,179
Operating (loss) income	(417)	(3,153)	3,390	—	(180)
Other expenses
Interest expense	1,856	9,193	—	—	11,049
Other expense (income)	117	—	(37)	—	80
Total other expenses	1,973	9,193	(37)	—	11,129
(Loss) income before income taxes	(2,390)	(12,346)	3,427	—	(11,309)
Income tax expense	(622)	—	(1,077)	—	(1,699)
Loss from subsidiaries	(10,405)	—	—	10,405	—
Net (loss) income	(13,417)	(12,346)	2,350	10,405	(13,008)
Less: Net income attributable to the noncontrolling interest	—	—	409	—	409
Net (loss) income attributable to SquareTwo	$(13,417)	$(12,346)	$1,941	$10,405	$(13,417)

	Three Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$2,855	$74,481	$6,957	$—	$84,293
Other revenue	57	1	172	—	230
Total revenues	2,912	74,482	7,129	—	84,523
Expenses
Purchased debt expense	—	41,491	2,775	—	44,266
Court costs, net	—	9,797	138	—	9,935
Other direct operating expense	1	3,041	41	—	3,083
Salaries and payroll taxes	1,205	5,844	93	—	7,142
General and administrative	696	1,893	741	—	3,330
Depreciation and amortization	1,142	949	12	—	2,103
Total operating expenses	3,044	63,015	3,800	—	69,859
Operating (loss) income	(132)	11,467	3,329	—	14,664
Other expenses
Interest expense	1,192	10,200	—	—	11,392
Other expense (income)	116	1,228	(28)	—	1,316
Total other expenses	1,308	11,428	(28)	—	12,708
(Loss) income before income taxes	(1,440)	39	3,357	—	1,956
Income tax benefit (expense)	551	—	(1,141)	—	(590)
Income from subsidiaries	1,868	—	—	(1,868)	—
Net income	979	39	2,216	(1,868)	1,366
Less: Net income attributable to the noncontrolling interest	—	—	387	—	387
Net income attributable to SquareTwo	$979	$39	$1,829	$(1,868)	$979

	Nine Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$4,926	$170,267	$20,120	$—	$195,313
Other revenue	8	7	27	—	42
Total revenues	4,934	170,274	20,147	—	195,355
Expenses
Purchased debt expense	—	93,657	7,653	—	101,310
Court costs, net	—	27,293	270	—	27,563
Other direct operating expenses	4	11,729	138	—	11,871
Salaries and payroll taxes	3,828	18,505	520	—	22,853
General and administrative	1,089	7,776	2,265	—	11,130
Depreciation and amortization	1,656	3,397	33	—	5,086
Total operating expenses	6,577	162,357	10,879	—	179,813
Operating (loss) income	(1,643)	7,917	9,268	—	15,542
Other expenses
Interest expense	4,721	28,412	—	—	33,133
Other expense (income)	366	—	(93)	—	273
Total other expenses	5,087	28,412	(93)	—	33,406
(Loss) income before income taxes	(6,730)	(20,495)	9,361	—	(17,864)
Income tax expense	(1,827)	—	(2,980)	—	(4,807)
Loss from subsidiaries	(15,263)	—	—	15,263	—
Net (loss) income	(23,820)	(20,495)	6,381	15,263	(22,671)
Less: Net income attributable to the noncontrolling interest	—	—	1,149	—	1,149
Net (loss) income attributable to SquareTwo	$(23,820)	$(20,495)	$5,232	$15,263	$(23,820)

	Nine Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$8,585	$233,709	$21,645	$—	$263,939
Other revenue	128	6	487	—	621
Total revenues	8,713	233,715	22,132	—	264,560
Expenses
Purchased debt expense	—	126,736	8,165	—	134,901
Court costs, net	—	31,381	480	—	31,861
Other direct operating expenses	4	9,045	126	—	9,175
Salaries and payroll taxes	3,712	16,981	454	—	21,147
General and administrative	2,913	5,082	2,783	—	10,778
Depreciation and amortization	3,427	2,549	38	—	6,014
Total operating expenses	10,056	191,774	12,046	—	213,876
Operating (loss) income	(1,343)	41,941	10,086	—	50,684
Other expenses
Interest expense	4,028	30,747	—	—	34,775
Other expense	315	1,228	2,116	—	3,659
Total other expenses	4,343	31,975	2,116	—	38,434
(Loss) income before income taxes	(5,686)	9,966	7,970	—	12,250
Income tax expense	(412)	—	(2,768)	—	(3,180)
Income from subsidiaries	14,115	—	—	(14,115)	—
Net income	8,017	9,966	5,202	(14,115)	9,070
Less: Net income attributable to the noncontrolling interest	—	—	1,053	—	1,053
Net income attributable to SquareTwo	$8,017	$9,966	$4,149	$(14,115)	$8,017

Condensed Consolidating Statements of Comprehensive (Loss) Income

	Three Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(13,417)	$(12,346)	$2,350	$10,405	$(13,008)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(1,351)	—	(1,351)
Comprehensive (loss) income	(13,417)	(12,346)	999	10,405	(14,359)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	409	—	409
Comprehensive (loss) income attributable to SquareTwo	$(13,417)	$(12,346)	$590	$10,405	$(14,768)

	Three Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$979	$39	$2,216	$(1,868)	$1,366
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	507	—	507
Comprehensive income	979	39	2,723	(1,868)	1,873
Less: Comprehensive income attributable to the noncontrolling interest	—	—	387	—	387
Comprehensive income attributable to SquareTwo	$979	$39	$2,336	$(1,868)	$1,486

	Nine Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(23,820)	$(20,495)	$6,381	$15,263	$(22,671)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(1,287)	—	(1,287)
Comprehensive (loss) income	(23,820)	(20,495)	5,094	15,263	(23,958)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,149	—	1,149
Comprehensive (loss) income attributable to SquareTwo	$(23,820)	$(20,495)	$3,945	$15,263	$(25,107)

	Nine Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$8,017	$9,966	$5,202	$(14,115)	$9,070
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(622)	—	(622)
Comprehensive income	8,017	9,966	4,580	(14,115)	8,448
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,053	—	1,053
Comprehensive income attributable to SquareTwo	$8,017	$9,966	$3,527	$(14,115)	$7,395

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(23,820)	$(20,495)	$6,381	$15,263	$(22,671)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,656	3,397	33	—	5,086
Amortization of loan origination fees and debt discount	2,202	—	—	—	2,202
Purchased debt valuation allowance charges	—	808	—	—	808
Stock option expense	41	25	—	—	66
Amortization of prepaid and other non-cash expenses	2,725	508	19	—	3,252
Deferred tax provision, net of valuation allowance	1,312	—	—	—	1,312
Loss from subsidiaries	15,263	—	—	(15,263)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(360)	—	489	—	129
Restricted cash	(17,163)	(1,170)	—	—	(18,333)
Other assets	(2,900)	(2,443)	1,657	—	(3,686)
Accounts payable and accrued liabilities	4,330	155	303	—	4,788
Net cash (used in) provided by operating activities	(16,714)	(19,215)	8,882	—	(27,047)
Investing activities
Investment in purchased debt	—	(81,840)	(15,642)	—	(97,482)
Proceeds applied to purchased debt principal	—	121,072	12,648	—	133,720
Net investments in notes receivable	(170)	—	—	—	(170)
Investment in subsidiaries	18,951	—	—	(18,951)	—
Investment in property and equipment, including internally developed software	(2,993)	(35)	—	—	(3,028)
Net cash provided by (used in) investing activities	15,788	39,197	(2,994)	(18,951)	33,040
Financing activities
Repayments of investment by Parent, net	(150)	(18,951)	—	18,951	(150)
Payments on notes payable, net	(568)	—	—	—	(568)
Proceeds from lines-of-credit	334,924	—	—	—	334,924
Payments on lines-of-credit	(331,557)	—	—	—	(331,557)
Origination fees on lines-of-credit	(257)	—	—	—	(257)
Payments on capital lease obligations	(1,279)	—	—	—	(1,279)
Net cash provided by (used in) financing activities	1,113	(18,951)	—	18,951	1,113
Increase in cash and cash equivalents	187	1,031	5,888	—	7,106
Impact of foreign currency translation on cash	—	—	(573)	—	(573)
Cash and cash equivalents at beginning of period	—	—	9,379	—	9,379
Cash and cash equivalents at end of period	$187	$1,031	$14,694	$—	$15,912
Supplemental cash flow information
Cash paid for interest	$22,561	$—	$—	$—	$22,561
Cash paid for income taxes	875	—	2,492	—	3,367
Property and equipment financed with capital leases and notes payable	1,282	—	—	—	1,282

	Nine Months Ended September 30, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$8,017	$9,966	$5,202	$(14,115)	$9,070
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,427	2,549	38	—	6,014
Amortization of loan origination fees and debt discount	2,482	—	—	—	2,482
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Purchased debt valuation allowance reversals	—	(6,442)	(18)	—	(6,460)
Stock option expense	63	36	—	—	99
Amortization of prepaid and other non-cash expenses	2,763	298	283	—	3,344
Income from subsidiaries	(14,115)	—	—	14,115	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(106)	—	(2,550)	—	(2,656)
Restricted cash	(14,914)	290	—	—	(14,624)
Other assets	(2,881)	4,610	(5,745)	—	(4,016)
Accounts payable and accrued liabilities	10,977	(673)	849	—	11,153
Net cash (used in) provided by operating activities	(4,180)	10,634	(1,941)	—	4,513
Investing activities
Investment in purchased debt	—	(216,533)	(14,462)	—	(230,995)
Proceeds applied to purchased debt principal	—	173,742	15,007	—	188,749
Payments to branch offices related to asset purchase program	—	(297)	—	—	(297)
Net proceeds from notes receivable	27	—	—		27
Investment in subsidiaries	(32,454)	—	—	32,454	—
Investment in property and equipment including internally developed software	(3,800)	—	—	—	(3,800)
Net cash (used in) provided by investing activities	(36,227)	(43,088)	545	32,454	(46,316)
Financing activities
Proceeds from investment by Parent, net	—	32,454	—	(32,454)	—
Payments on notes payable, net	(411)	—	—	—	(411)
Proceeds from lines-of-credit	472,177	—	—	—	472,177
Payments on lines-of-credit	(429,382)	—	—	—	(429,382)
Origination fees on lines-of-credit	(856)	—	—	—	(856)
Payments on capital lease obligations	(1,121)	—	—	—	(1,121)
Net cash provided by financing activities	40,407	32,454	—	(32,454)	40,407
Decrease in cash and cash equivalents	—	—	(1,396)	—	(1,396)
Impact of foreign currency translation on cash	—	—	(542)	—	(542)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$5,600	$—	$5,600
Supplemental cash flow information
Cash paid for interest	$23,464	$585	$—	$—	$24,049
Cash paid for income tax	155	—	5,682	—	5,837
Property and equipment financed with capital leases and notes payable	2,066	—	—	—	2,066

12. Subsequent Events

Loan Amendment

On November 11, 2014, SquareTwo Financial Corporation, together with certain of its domestic and Canadian subsidiaries, entered into Amendment No. 6 to its Loan Agreement ("Amendment No. 6") for the senior revolving credit facility. Pursuant to the terms of Amendment No. 6, the Minimum Adjusted EBITDA Covenant was decreased from $200 million to $165 million for a rolling four fiscal quarter basis beginning with the fiscal quarter ending December 31, 2014. The remaining terms of the Loan Agreement were not impacted by Amendment No. 6.

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

Our business model leverages our analytical expertise, technology platform, operational experience and our network of branch offices, to purchase and then manage the recovery of charged-off receivables. Our focus throughout the recovery process is on the customer and helping the customer resolve their outstanding financial commitments, ensuring that those customers who demonstrate a significant ability to pay their validly incurred contractual obligations actually satisfy their obligations. In accordance with the Fair Square Promise, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe in turn allows us to liquidate more effectively. From 1999, our first full year of purchasing debt, to September 30, 2014, we have invested approximately $2.6 billion in the acquisition of charged-off receivables, representing over $37.6 billion in face value of accounts. The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our invested capital.

Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of September 30, 2014 of $7.8 billion (active face value) will generate approximately $617.4 million in estimated remaining proceeds ("ERP") over the next nine years. In addition, we expect our Canadian owned charged-off receivables of $1.4 billion (active face value) to generate approximately $63.7 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $681.1 million as of September 30, 2014. These expectations are based on historical data as well as assumptions about future collection rates, account sales activity and consumer behavior. We cannot guarantee that we will achieve such proceeds.

In the U.S. we primarily utilize our branch offices, which provide nationwide coverage. These offices use eAGLE, an integrated account management system that we have developed and maintain, to liquidate accounts. Each of our branch offices has an executed detailed agreement that provides the legal structure for the relationship with SquareTwo, including their right to use eAGLE. Also, while we continue to utilize specialized legal collection firms in the U.S. for a small portion of our older legal accounts, we currently place all non-legal and legal consumer accounts exclusively within our network of branch offices and employ a small number of collectors focused on commercial collections.

During the quarter ended September 30, 2014, the Company continued to expand its asset recovery options by launching plans to open new locations in the fourth quarter of 2014 dedicated to consumer collections. As part of these changes, SquareTwo Financial Commercial Funding Corporation’s legal name was changed to SquareTwo Financial Services Corporation, and it registered the d/b/a name Fresh View Solutions. The financial results for the three and nine months ended September 30, 2014 were not impacted materially by the ongoing efforts to expand our asset recovery options, and Fresh View Solutions’ consumer collections did not commence until after September 30, 2014.

In Canada, we utilize internal collectors and third-party non-legal and legal collection firms which exclusively service our Canadian customers.

Our Branch Offices

Collection efforts on our U.S. purchased debt are generally handled by our branch offices. Under the terms of our contractual arrangements, our offices license our proprietary technology and perform recovery work on our behalf in accordance with our required policies. We are under no obligation to provide accounts to any branch office. We pay our offices a fee, which varies based upon their performance against our return assumptions and is subject to adjustment based upon the performance against our operational requirements. These include providing a positive customer experience within the context of the collections industry and conformance with legal and regulatory requirements. We allocate accounts to our offices based on capacity, geographic coverage, their performance against our return expectations, and adherence to the aforementioned operational requirements.

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

Expenses

Purchased Debt Expense

Purchased debt expense represents the direct costs of collections related to our purchased debt. The majority of our direct expenses represent the fees that we pay to our branch offices based on their collections on our purchased debt. The fee we pay to our branch offices varies depending on the age and type of purchased debt and certain network performance targets and other operational factors. In Canada, purchased debt expense includes the cost of our internal collectors as well as fees paid to outside agencies with whom we place certain accounts.

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

Other Direct Operating Expense

Other direct operating expense represents other costs of collections, primarily on purchased debt. Included in other direct operating expense is direct legal compliance and certain other operating and branch office costs. Additionally, other direct operating expense includes the amounts paid to our commercial debt collectors employed by Fresh View Solutions.

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

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Purchasing Activity

The following table summarizes the purchasing activity for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended				Nine Months Ended
Purchasing Activity ($ in thousands)	September 30,				September 30,
	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face Value	$135,678	$483,252	$(347,574)	(71.9)%	$557,270	$1,412,689	$(855,419)	(60.6)%
Price	20,355	64,322	(43,967)	(68.4)%	81,409	174,596	(93,187)	(53.4)%
Price (%)	15.0%	13.3%			14.6%	12.4%
Credit Card/Consumer Loan - Non-Fresh(1)
Face Value	151,853	143,125	8,728	6.1%	201,465	794,235	(592,770)	(74.6)%
Price	6,971	7,593	(622)	(8.2)%	10,279	40,414	(30,135)	(74.6)%
Price (%)	4.6%	5.3%			5.1%	5.1%
Other(2)
Face Value	54,584	38,718	15,866	41.0%	144,984	302,558	(157,574)	(52.1)%
Price	2,340	1,829	511	27.9%	5,794	15,985	(10,191)	(63.8)%
Price (%)	4.3%	4.7%			4.0%	5.3%
Purchased Debt - Total
Face Value	$342,115	$665,095	$(322,980)	(48.6)%	$903,719	$2,509,482	$(1,605,763)	(64.0)%
Price	29,666	73,744	(44,078)	(59.8)%	97,482	230,995	(133,513)	(57.8)%
Price (%)	8.7%	11.1%			10.8%	9.2%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, medical, and other purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $135.7 million of face value receivables at a price of $20.4 million during the three months ended September 30, 2014, compared to $483.3 million of face value receivables at a price of $64.3 million during the three months ended September 30, 2013, a decrease of 71.9% in face value and 68.4% in capital deployed. During the nine months ended September 30, 2014 credit card and consumer loan - fresh purchases were $557.3 million of face value at a price of $81.4 million compared to $1.4 billion of face value at a price of $174.6 million during nine months ended September 30, 2013, a decrease of 60.6% in face value and 53.4% in capital deployed. We generally attribute the decrease in purchasing to decreased supply from certain financial institutions resulting from their anticipation and implementation of expected rules to be promulgated by the Consumer Financial Protection Bureau ("CFPB"). While regulations continue to be better understood by the industry, thereby providing, improved clarity and direction, many banks remain almost entirely focused on enhancing internal activities to ensure they have their respective processes in order before they will reenter the market.

During the three and nine months ended September 30, 2014, we accepted lower returns on certain purchases relative to prior years. Refer to the Supplemental Performance Data for further information regarding purchases made during the three and nine months ended September 30, 2014.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $151.9 million of face value receivables at a price of $7.0 million during the three months ended September 30, 2014, compared to $143.1 million of face value receivables at a price of $7.6 million during the three months ended September 30, 2013, an increase of 6.1% in face value and a decrease of 8.2% in capital deployed. Our average price for credit card/consumer loan - non-fresh purchases decreased from 5.3% to 4.6% for the three months ended September 30, 2014. There was an increase in credit card/consumer loan - non-fresh Canadian purchasing during the three months ended September 30, 2014, as discussed in further detail in the Segment Performance Summary. During the nine months ended September 30, 2014 credit card and consumer loan - non-fresh purchases were $201.5 million of face value at a price of $10.3 million compared to $794.2 million of face value at a price of $40.4 million during the nine months ended September 30, 2013, a decrease of 74.6% in face value and a decrease of 74.6% in capital deployed. These decreases were due to a reduction in the supply of charged-off receivables similar to credit card/consumer loan - fresh.

Other
Other purchases consist of commercial, student loan, and other various asset classes. Other purchases were $54.6 million in face value at a price of $2.3 million during the three months ended September 30, 2014, compared to $38.7 million in face value at a price of $1.8 million during the three months ended September 30, 2013, an increase of 41.0% in face value and 27.9% in capital deployed primarily related to commercial purchases.

Other purchases were $145.0 million in face value at a price of $5.8 million during the nine months ended September 30, 2014, compared to $302.6 million in face value at a price of $16.0 million during the nine months ended September 30, 2013, a decrease of 52.1% in face value and 63.8% in capital deployed. These decreases were driven by a decrease in face value and capital deployed for commercial purchases as well as no student loan and medical purchases during the nine months ended September 30, 2014. The commercial purchase decreases were the result of reduction in the supply of charged-off receivables and increased competition in the market, similar to credit card/consumer loan - fresh. In addition, the Company is no longer actively pursuing purchases of medical accounts and has not purchased any medical portfolios since the first quarter of 2013.

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

The following table summarizes the cash proceeds activity for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Cash Proceeds ($ in thousands)	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Credit card/consumer loan collections
Voluntary, non-legal collections	$44,278	$79,629	$(35,351)	(44.4)%	$147,189	$243,634	$(96,445)	(39.6)%
Legal collections	51,058	54,986	(3,928)	(7.1)%	158,321	161,991	(3,670)	(2.3)%
Other collections(1)	5,172	6,514	(1,342)	(20.6)%	15,419	17,866	(2,447)	(13.7)%
Total collections	100,508	141,129	(40,621)	(28.8)%	320,929	423,491	(102,562)	(24.2)%
Sales, recourse & bankruptcy proceeds	1,593	4,164	(2,571)	(61.7)%	5,316	15,657	(10,341)	(66.0)%
Total cash proceeds on purchased debt	$102,101	$145,293	$(43,192)	(29.7)%	$326,245	$439,148	$(112,903)	(25.7)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, medical, and other accounts.

Credit Card/Consumer Loan Collections

Voluntary, Non-legal Collections

Credit card and consumer loan voluntary, non-legal collections were $44.3 million during the three months ended September 30, 2014 compared to $79.6 million during the three months ended September 30, 2013, a decrease of 44.4%. During the nine months ended September 30, 2014 credit card and consumer loan voluntary, non-legal collections were $147.2 million compared to $243.6 million during the nine months ended September 30, 2013, a decrease of 39.6%. These decreases were driven primarily by lower face value of purchases during late 2013 and 2014 and therefore less inventory in the voluntary, non-legal channel. Credit card/consumer loan non-legal collections represented 43.4% and 54.8% of total cash proceeds on purchased debt during three months ended September 30, 2014 and 2013, respectively and 45.1% and 55.5% of total cash proceeds on purchased debt during the nine months ended September 30, 2014 and 2013, respectively.

Legal Collections

Credit card and consumer loan legal collections were $51.1 million during the three months ended September 30, 2014 compared to $55.0 million during the three months ended September 30, 2013, a decrease of 7.1%. Credit card and consumer loan legal collections were $158.3 million during the nine months ended September 30, 2014 compared to $162.0 million during the nine months ended September 30, 2013, a decrease of 2.3%. Legal collections were largely unaffected by the lower purchases over the last year due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced. Credit card/consumer loan legal collections represented 50.0% and 37.8% of total cash proceeds on purchased debt during three months ended September 30, 2014 and 2013, respectively and 48.5% and 36.9% of total cash proceeds on purchased debt during the nine months ended September 30, 2014 and 2013, respectively.

Other Collections

Other collections were $5.2 million during the three months ended September 30, 2014 compared to $6.5 million during the three months ended September 30, 2013, a decrease of 20.6%, which is primarily attributable to a decrease in commercial collections based on the timing of commercial purchases. Other collections were $15.4 million during the nine months ended September 30, 2014 compared to $17.9 million during the nine months ended September 30, 2013, a decrease of 13.7%, which is primarily related to lower medical and student loan collections with commercial collections staying relatively consistent with prior year.

Sales, Recourse, and Bankruptcy Proceeds

Sales, recourse, and bankruptcy proceeds were $1.6 million during the three months ended September 30, 2014 compared to $4.2 million during the three months ended September 30, 2013. Sales, recourse, and bankruptcy proceeds were $5.3 million during the nine months ended September 30, 2014 compared to $15.7 million during the nine months ended September 30, 2013. The decrease is directly attributable to a shift in the Company's strategy away from account re-sales. Concurrent with the shift away from account re-sales, the Company made operational improvements to enhance internal bankruptcy processing capabilities.

Consolidated Results

The following table summarizes the results of our operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended
	September 30,
Consolidated Results ($ in thousands)	2014	2013	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$56,985	$84,293	$(27,308)	(32.4)%
Other revenue	14	230	(216)	(93.9)%
Total revenues	56,999	84,523	(27,524)	(32.6)%
Expenses
Purchased debt expense	31,643	44,266	(12,623)	(28.5)%
Court costs, net	8,422	9,935	(1,513)	(15.2)%
Other direct operating expense	4,061	3,083	978	31.7%
Salaries and payroll taxes	7,766	7,142	624	8.7%
General and administrative	3,549	3,330	219	6.6%
Depreciation and amortization	1,738	2,103	(365)	(17.4)%
Total operating expenses	57,179	69,859	(12,680)	(18.2)%
Operating (loss) income	(180)	14,664	(14,844)	(101.2)%
Other expenses
Interest expense	11,049	11,392	(343)	(3.0)%
Other expense	80	1,316	(1,236)	(93.9)%
Total other expenses	11,129	12,708	(1,579)	(12.4)%
(Loss) income before income taxes	(11,309)	1,956	(13,265)	(1)
Income tax expense	(1,699)	(590)	(1,109)	(188.0)%
Net (loss) income	$(13,008)	$1,366	$(14,374)	(1)
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $57.0 million during the three months ended September 30, 2014 compared to $84.3 million during the three months ended September 30, 2013, a decrease of $27.3 million or 32.4%. This change was predominantly driven by a $19.9 million decrease in gross revenue on level yield assets. Increased purchase prices led to lower return expectations on certain 2013 and 2014 purchases, which resulted in a lower overall weighted average IRR. Also impacting gross revenue on purchased debt was a decrease in the average carrying value of level yield purchased debt assets from $273.2 million to $228.8 million. Gross revenue on cost recovery assets decreased $2.0 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting.

Also contributing to the overall decrease in purchased debt revenue, net was a decrease in net valuation allowance reversals which directly impact purchased debt revenue. During the three months ended September 30, 2014, we recorded $1.3 million net expense for non-cash valuation allowances compared to $2.7 million in reversals of non-cash valuation allowances during the three months ended September 30, 2013.

In addition, purchased debt royalties decreased $1.4 million, which was in line with the decrease in non-legal collections.

Purchased Debt Expense

Purchased debt expense was $31.6 million during the three months ended September 30, 2014 compared to $44.3 million during the three months ended September 30, 2013. Purchased debt expense decreased 28.5%, which was primarily attributable to a decrease of 28.8% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $8.4 million during the three months ended September 30, 2014, compared to $9.9 million during the three months ended September 30, 2013. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expense

Other direct operating expense was $4.1 million during the three months ended September 30, 2014, which represented an increase of $1.0 million from the three months ended September 30, 2013. This increase was attributable to certain branch office, legal, and operational expenses, including ongoing investments in operational improvements.

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

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended
	September 30,
Costs to Collect ($ in thousands)	2014	2013	$ Variance	% Variance
Total collections	100,508	141,129	$(40,621)	(28.8)%

Costs to collect(1)	44,435	57,633	(13,198)	(22.9)%
Costs to collect as a % of collections	44.2%	40.8%

Costs to collect excluding court costs	35,704	47,349	(11,645)	(24.6)%
Costs to collect excluding court costs as a % of collections	35.5%	33.6%
(1)    Excludes court cost recoveries of $0.3 million and $0.3 million, respectively, to arrive at gross court costs.

The increase in costs to collect was partially due to the mix of legal collections as a % of total proceeds having increased from 37.8% during the three months ended September 30, 2013 to 50.0% during the three months ended September 30, 2014, as well as an increase in court costs and other direct operating expenses. Excluding court costs, costs to collect were slightly higher due to the change in mix of legal collections and an increase in other direct operating expenses.

Other Expense

Other expense recognized during the three months ended September 30, 2013 was primarily related to a prepayment in satisfaction of all future obligations of a residual interest arrangement with a former lender. Previous payments under this lending arrangement were recorded in interest expense.

Income Tax Expense

For the three months ended September 30, 2014 the combined state, federal and Canadian tax expense from operations was $1.7 million compared to income tax expense of $0.6 million for the same period in 2013. The increase was attributable to foreign taxes, U.S. taxes on foreign earnings as well as miscellaneous U.S. state income taxes. Any tax benefit related to pretax losses generated by the Company’s U.S. operations during the three months ended September 30, 2014 has been fully offset by a corresponding increase in the valuation allowance as the Company remains in a full valuation allowance position.

The following table summarizes the results of our operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended
	September 30,
Consolidated Results ($ in thousands)	2014	2013	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$195,313	$263,939	$(68,626)	(26.0)%
Other revenue	42	621	(579)	(93.2)%
Total revenues	195,355	264,560	(69,205)	(26.2)%
Expenses
Purchased debt expense	101,310	134,901	(33,591)	(24.9)%
Court costs, net	27,563	31,861	(4,298)	(13.5)%
Other direct operating expense	11,871	9,175	2,696	29.4%
Salaries and payroll taxes	22,853	21,147	1,706	8.1%
General and administrative	11,130	10,778	352	3.3%
Depreciation and amortization	5,086	6,014	(928)	(15.4)%
Total operating expenses	179,813	213,876	(34,063)	(15.9)%
Operating (loss) income	15,542	50,684	(35,142)	(69.3)%
Other expenses
Interest expense	33,133	34,775	(1,642)	(4.7)%
Other expense	273	3,659	(3,386)	(92.5)%
Total other expenses	33,406	38,434	(5,028)	(13.1)%
(Loss) income before income taxes	(17,864)	12,250	(30,114)	(1)
Income tax expense	(4,807)	(3,180)	(1,627)	(51.2)%
Net (loss) income	$(22,671)	$9,070	$(31,741)	(1)
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $195.3 million during the nine months ended September 30, 2014 compared to $263.9 million during the nine months ended September 30, 2013, a decrease of $68.6 million or 26.0%. This change was predominantly driven by a $51.3 million decrease in gross revenue on level yield assets. Increased purchase prices led to lower return expectations on certain 2013 and 2014 purchases, which resulted in a lower overall weighted average IRR. Gross revenue on cost recovery assets decreased $6.4 million which was in line with the decrease in cost recovery proceeds due to an older base of existing assets accounted for under the cost recovery method of accounting.

During the nine months ended September 30, 2014, we recorded $0.8 million in net expense for non-cash valuation allowances compared to $6.5 million in net reversals of non-cash valuation allowances during the nine months ended September 30, 2013. In addition, purchased debt royalties decreased $3.7 million, which was in line with the decrease in non-legal collections.

Purchased Debt Expense

Purchased debt expense was $101.3 million during the nine months ended September 30, 2014 compared to $134.9 million during the nine months ended September 30, 2013. Purchased debt expense decreased 24.9%, which was primarily attributable to a decrease of 24.2% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $27.6 million during the nine months ended September 30, 2014, compared to $31.9 million during the nine months ended September 30, 2013. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several periods. We estimate that we recover in excess of one-third of all court costs expended.

Other Direct Operating Expense

Other direct operating expense was $11.9 million during the nine months ended September 30, 2014, which represented an increase of $2.7 million from the nine months ended September 30, 2013. This increase was attributable to certain branch office, legal, and operational expenses, including ongoing investments in operational improvements. As part of the operational improvements, SquareTwo assumed certain operating costs during the second quarter of 2013 which were previously paid for by the branch offices.

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

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended
	September 30,
Costs to Collect ($ in thousands)	2014	2013	$ Variance	% Variance
Total collections	320,929	423,491	$(102,562)	(24.2)%

Costs to collect(1)	141,689	177,021	(35,332)	(20.0)%
Costs to collect as a % of collections	44.1%	41.8%

Costs to collect excluding court costs	113,181	144,076	(30,895)	(21.4)%
Costs to collect excluding court costs as a % of collections	35.3%	34.0%
(1)    Excludes court cost recoveries of $0.9 million and $1.1 million, respectively, to arrive at gross court costs.

The increase in costs to collect was partially due to the mix of legal collections as a % of total proceeds having increased from 36.9% during the nine months ended September 30, 2013 to 48.5% during the nine months ended September 30, 2014, as well as an increase in court costs and other direct operating expenses. Excluding court costs, costs to collect were slightly higher due to the change in mix of legal collections and an increase in other direct operating expenses.

Other Expense

Other expense recognized during the nine months ended September 30, 2013 consisted of $1.5 million related to the harmonized sales tax (“HST”) assessment in Canada. In addition, we prepaid and satisfied all future obligations under a residual interest arrangement with a former lender. Previous payments under this lending arrangement were recorded as interest expense.

Income Tax Expense

Income tax expense was $4.8 million for the nine months ended September 30, 2014 compared to income tax expense of $3.2 million for the same period in 2013.  The increase was primarily attributable to a $1.4 million expense recognized in the U.S. related to Canadian earnings. While virtually all U.S. tax expense associated with foreign earnings can be offset by the Company’s net operating losses or foreign tax credits available in the U.S., the $1.4 million expense relates specifically to withholding taxes on the amount of Canadian earnings deemed distributed for income tax purposes. Therefore, no additional tax expense will be recognized in the future upon an actual repatriation of cash up to the amount of earnings recognized in 2014.

The remainder of the expense was almost entirely attributable to the Canadian operations based on an effective tax rate of approximately 26.5% as any tax expense or benefit attributable to the pre-tax income or loss in the U.S. was entirely offset by a corresponding change in the valuation allowance.

Adjusted EBITDA

Adjusted EBITDA is calculated as income before interest, taxes, depreciation and amortization (including amortization of the carrying value on our purchased debt), as adjusted by several items. Adjusted EBITDA generally represents cash proceeds on our owned charged-off receivables plus the contributions of our other business activities less operating expenses (other than non-cash expenses, such as depreciation and amortization) as adjusted. Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance. We believe Adjusted EBITDA is representative of our cash flow generation that can be used to purchase charged-off receivables, pay down or service debt, pay income taxes, and for other uses. We believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. The following table summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Adjusted EBITDA ($ in thousands)	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Voluntary, non-legal collections	$44,278	$79,629	$(35,351)	(44.4)%	$147,189	$243,634	$(96,445)	(39.6)%
Legal collections	51,058	54,986	(3,928)	(7.1)%	158,321	161,991	(3,670)	(2.3)%
Other collections(1)	5,172	6,514	(1,342)	(20.6)%	15,419	17,866	(2,447)	(13.7)%
Sales, recourse & bankruptcy proceeds	1,593	4,164	(2,571)	(61.7)%	5,316	15,657	(10,341)	(66.0)%
Contribution of other business activities(2)	1,393	2,990	(1,597)	(53.4)%	4,707	9,012	(4,305)	(47.8)%
Total inflows	103,494	148,283	(44,789)	(30.2)%	330,952	448,160	(117,208)	(26.2)%

Purchased debt expense	31,643	44,266	(12,623)	(28.5)%	101,310	134,901	(33,591)	(24.9)%
Court costs, net	8,422	9,935	(1,513)	(15.2)%	27,563	31,861	(4,298)	(13.5)%
Other direct operating expense	4,061	3,083	978	31.7%	11,871	9,175	2,696	29.4%
Salaries, general and administrative expenses	11,315	10,472	843	8.1%	33,983	31,925	2,058	6.4%
Other(3)	468	535	(67)	(12.5)%	1,443	3,708	(2,265)	(61.1)%
Total outflows	55,909	68,291	(12,382)	(18.1)%	176,170	211,570	(35,400)	(16.7)%
Adjustments(4)	211	748	(537)	(71.8)%	1,016	1,878	(862)	(45.9)%
Adjusted EBITDA	$47,796	$80,740	$(32,944)	(40.8)%	$155,798	$238,468	$(82,670)	(34.7)%
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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Three Months Ended				Nine Months Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA ($ in thousands)	September 30,				September 30,
	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Net (loss) income	$(13,008)	$1,366	$(14,374)	(6)	$(22,671)	$9,070	$(31,741)	(6)
Interest expense	11,049	11,392	(343)	(3.0)%	33,133	34,775	(1,642)	(4.7)%
Interest income	(44)	(38)	(6)	(15.8)%	(101)	(74)	(27)	(36.5)%
Income tax expense	1,699	590	1,109	188.0%	4,807	3,180	1,627	51.2%
Depreciation and amortization	1,738	2,103	(365)	(17.4)%	5,086	6,014	(928)	(15.4)%
EBITDA	1,434	15,413	(13,979)	(90.7)%	20,254	52,965	(32,711)	(61.8)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	44,820	66,059	(21,239)	(32.2)%	133,720	188,749	(55,029)	(29.2)%
Amortization of step-up of carrying value(2)	—	—	—	—	—	107	(107)	(100.0)%
Purchased debt valuation allowance charges (reversals)(3)	1,331	(2,709)	4,040	(6)	808	(6,460)	7,268	(6)
Certain other or non-cash expenses
Stock option expense(4)	17	32	(15)	(46.9)%	66	99	(33)	(33.3)%
Other(5)	194	1,945	(1,751)	(90.0)%	950	3,008	(2,058)	(68.4)%
Adjusted EBITDA	$47,796	$80,740	$(32,944)	(40.8)%	$155,798	$238,468	$(82,670)	(34.7)%
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

(6)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA:

	Nine Months Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	September 30,
	2014	2013	$ Variance	% Variance
Net cash (used in) provided by operating activities	$(27,047)	$4,513	$(31,560)	(6)
Proceeds applied to purchased debt principal(1)	133,720	188,749	(55,029)	(29.2)%
Interest expense to be paid in cash(2)	30,931	32,293	(1,362)	(4.2)%
Interest income	(101)	(74)	(27)	(36.5)%
Amortization of prepaid and other non-cash expenses	(3,252)	(3,344)	92	2.8%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	18,333	14,624	3,709	25.4%
Other operating assets and liabilities and deferred taxes(4)	(2,543)	(4,481)	1,938	43.2%
Income tax expense	4,807	3,180	1,627	51.2%
Other(5)	950	3,008	(2,058)	(68.4)%
Adjusted EBITDA	$155,798	$238,468	$(82,670)	(34.7)%
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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

Domestic Segment Performance Summary	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Purchases - face value	$184,475	$598,506	$(414,031)	(69.2)%	$665,222	$2,323,982	$(1,658,760)	(71.4)%
Purchases - price	21,570	69,309	(47,739)	(68.9)%	81,839	216,533	(134,694)	(62.2)%
Purchases - price (%)	11.7%	11.6%			12.3%	9.3%
Cash proceeds on purchased debt	91,035	133,265	(42,230)	(31.7)%	293,373	402,311	(108,938)	(27.1)%
Total revenues	50,004	77,394	(27,390)	(35.4)%	175,208	242,428	(67,220)	(27.7)%
Adjusted EBITDA(1)	39,742	71,800	(32,058)	(44.6)%	131,945	212,772	(80,827)	(38.0)%
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

Purchases

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Total domestic purchases decreased $414.0 million or 69.2% in face value and $47.7 million or 68.9% in capital deployed. Credit card/consumer loan - fresh debt purchases decreased $345.2 million in face value and $43.7 million in capital deployed. In addition, credit card/consumer loan - non-fresh debt purchases decreased $84.7 million in face value and $4.5 million in capital deployed. We generally attribute the decrease in purchasing to decreased supply from certain financial institutions resulting from their anticipation and implementation of expected rules to be promulgated by the CFPB. While regulations continue to be better understood by the industry, thereby providing, improved clarity and direction, many banks remain almost entirely focused on enhancing internal activities to ensure they have their respective processes in order before they will reenter the market.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Total domestic purchases decreased $1.7 billion or 71.4% in face value and $134.7 million or 62.2% in capital deployed. Credit card/consumer loan - fresh debt decreased $840.6 million in face value and $91.6 million in capital deployed. In addition, credit card/consumer loan - non-fresh debt decreased $660.6 million in face value and $32.9 million in capital deployed and purchases of commercial accounts decreased $124.9 million in face value and $6.0 million in capital deployed. We generally attribute the decrease in purchasing to decreased supply from certain financial institutions resulting from their anticipation and implementation of expected rules to be promulgated by the CFPB. While regulations continue to be better understood by the industry, thereby providing, improved clarity and direction, many banks remain almost entirely focused on enhancing internal activities to ensure they have their respective processes in order before they will reenter the market.

Cash Proceeds

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Domestic cash proceeds on purchased debt decreased $42.2 million or 31.7%. The largest driver was a decrease of $34.1 million or 49.5% in credit card and consumer loan voluntary, non-legal collections, due to lower face value of purchases in late 2013 and 2014 and therefore less inventory in the voluntary, non-legal channel. In addition, sales decreased $3.5 million due to a shift in the Company's strategy away from account re-sales.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Domestic cash proceeds on purchased debt decreased $108.9 million or 27.1%. The largest driver was a decrease of $92.0 million or 43.6% in credit card and consumer loan voluntary, non-legal collections, due to lower face value of purchases in late 2013 and 2014 and therefore less inventory in the voluntary, non-legal channel. In addition, sales decreased $12.6 million due to a shift in the Company's strategy away from account re-sales.

Total Revenues

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Total revenues attributable to our Domestic segment decreased $27.4 million or 35.4%. Gross revenue on level yield assets decreased by $21.0 million. Increased purchase prices led to lower return expectations on certain 2013 and 2014 purchases, which resulted in a lower overall weighted average IRR. In addition, gross revenue on cost recovery assets decreased $0.9 million, which was in line with the decrease in cost recovery proceeds. During the three months ended September 30, 2014, we recorded $1.3 million net expense for non-cash valuation allowances compared to $2.7 million in reversals of non-cash valuation allowances during the three months ended September 30, 2013. The remaining difference was a $1.4 million decrease in purchased debt royalties, which was in line with the decrease in domestic voluntary, non-legal collections.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Total revenues attributable to our Domestic segment decreased $67.2 million or 27.7%. Gross revenue on level yield assets decreased by $53.1 million. Increased purchase prices led to lower return expectations on certain 2013 and 2014 purchases, which resulted in a lower overall weighted average IRR. In addition, gross revenue on cost recovery assets decreased $3.1 million, which was in line with the decrease in cost recovery proceeds. During the nine months ended September 30, 2014, we recorded $0.8 million in net expense for non-cash valuation allowances compared to $6.5 million in net reversals of non-cash valuation allowances during the nine months ended September 30, 2013. The remaining difference was a $3.7 million decrease in purchased debt royalties, which was in line with the decrease in domestic voluntary, non-legal collections.

Adjusted EBITDA

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Domestic Adjusted EBITDA decreased $32.1 million or 44.6%. This was due primarily to a decrease in cash proceeds on purchased debt of $42.2 million, which resulted in a partially offsetting $12.9 million decrease in costs to collect.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Domestic Adjusted EBITDA decreased $80.8 million or 38.0%. This was due primarily to a decrease in cash proceeds on purchased debt of $108.9 million, which resulted in a partially offsetting $34.5 million decrease in costs to collect.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

Canada Segment Performance Summary	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
Purchases - face value	$157,640	$66,589	$91,051	136.7%	$238,497	$185,500	$52,997	28.6%
Purchases - price	8,096	4,435	3,661	82.5%	15,643	14,462	1,181	8.2%
Purchases - price (%)	5.1%	6.7%			6.6%	7.8%
Cash proceeds on purchased debt	11,066	12,028	(962)	(8.0)%	32,872	36,837	(3,965)	(10.8)%
Total revenues	6,995	7,129	(134)	(1.9)%	20,147	22,132	(1,985)	(9.0)%
Adjusted EBITDA(1)	8,054	8,940	(886)	(9.9)%	23,853	25,696	(1,843)	(7.2)%
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

Purchases

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Purchases by our Canada segment increased $91.1 million in face value and $3.7 million in capital deployed due to greater acquisition opportunities in the quarter in credit card/consumer loan - non-fresh that met our return criteria.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Purchases by our Canada segment increased slightly with an additional $53.0 million in face value and $1.2 million in capital deployed for the nine months ended September 30, 2014.

Cash Proceeds

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Canada cash proceeds on purchased debt decreased $1.0 million or 8.0%, primarily driven by a decrease in voluntary, non-legal collections, due to lower face value of purchases in late 2013 and 2014 and therefore less inventory in the voluntary, non-legal channel.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Canada cash proceeds on purchased debt decreased $4.0 million or 10.8%, primarily driven by a decrease in voluntary, non-legal collections, due to lower face value of purchases in late 2013 and 2014 and therefore less inventory in the voluntary, non-legal channel.

Total Revenues

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Total revenues from our Canada segment were $7.0 million, which was relatively consistent with total revenues in the corresponding period in 2013.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Total revenues from our Canada segment decreased $2.0 million or 9.0%. The decrease was due primarily to a $3.3 million decrease in gross revenue on cost recovery assets, which was in line with the decrease in cost recovery proceeds and our cost recovery asset base, as we started placing our Canadian asset purchases on level yield accounting in January 2012. The decrease in gross revenues on cost recovery assets was partially offset by a $1.8 million increase in level yield revenue.

Adjusted EBITDA

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Adjusted EBITDA decreased $0.9 million or 9.9%. Cash proceeds on purchased debt decreased $1.0 million, which resulted in an offsetting $0.3 million decrease in costs to collect.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Adjusted EBITDA decreased $1.8 million or 7.2%. Cash proceeds on purchased debt decreased $4.0 million, which resulted in an offsetting $0.8 million decrease in costs to collect. In addition, during the nine months ended September 30, 2013 there was a $1.5 million one time harmonized sales tax payment in Canada.

Supplemental Performance Data

Our Owned Portfolios

As of September 30, 2014, our active owned charged-off receivables in the U.S. and Canada totaled $9.2 billion in face value and consisted of approximately 2.3 million accounts. We believe that these accounts will represent a significant base of cash flows for us over the next nine years. The following table sets forth summary information on our active owned charged-off receivables as of September 30, 2014.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,436	$3,986	$5,724	62.4%	$2,077	81.3%
Credit Card/Consumer Loan - Non-Fresh	733	3,267	2,395	26.1%	343	13.4%
Other(2)	106	9,972	1,057	11.5%	134	5.2%
Total/Average	2,275	$4,033	$9,176	100.0%	$2,554	100.0%
(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, student loan, medical and other purchased debt assets.

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

U.S. Purchased Debt Portfolio as of September 30, 2014 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds(5)	Gross ROI(6)
2006 and prior	$896,340	$(4,235)	$1,797	—%	$2,102,662	$4,918	$2,107,580	2.35x
2007	236,005	(58,282)	3,523	1%	349,677	4,696	354,373	1.50x
2008	226,030	(67,808)	6,340	3%	337,476	11,255	348,731	1.54x
2009	105,157	(699)	2,574	2%	210,208	13,867	224,075	2.13x
2010	164,117	(1,975)	1,339	1%	390,138	49,002	439,140	2.68x
2011	244,959	(3,071)	9,462	4%	528,009	95,599	623,608	2.55x
2012	246,011	(4,026)	34,303	14%	409,374	135,936	545,310	2.22x
2013	240,595	(4,380)	105,547	44%	217,674	209,249	426,923	1.77x
2014	81,839	—	57,924	71%	28,283	92,882	121,165	1.48x
Total	$2,441,053	$(144,476)	$222,809		$4,573,501	$617,404	$5,190,905	2.13x

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

(5)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(6)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of September 30, 2014 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,418	$35	$9,453	1.61x
2007	7,889	—	—	—%	14,879	176	15,055	1.91x
2008	6,282	—	—	—%	9,457	246	9,703	1.54x
2009	3,350	—	—	—%	9,249	711	9,960	2.97x
2010	7,706	—	—	—%	28,493	3,435	31,928	4.14x
2011	22,745	—	106	—%	57,006	7,538	64,544	2.84x
2012	26,746	—	1,002	4%	46,454	9,840	56,294	2.10x
2013	17,515	—	3,542	20%	20,998	17,056	38,054	2.17x
2014	15,643	—	10,283	66%	7,132	24,697	31,829	2.03x
Total	$113,761	$—	$14,933		$203,086	$63,734	$266,820	2.35x
(1)    Converted to U.S. dollars using average historical exchange rates effective in the month of activity.

(2)    Converted to U.S. dollars using the exchange rate as of September 30, 2014.

Consolidated Purchased Debt Portfolio as of September 30, 2014 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(4,235)	$1,797	—%	$2,112,080	$4,953	$2,117,033	2.35x
2007	243,894	(58,282)	3,523	1%	364,556	4,872	369,428	1.51x
2008	232,312	(67,808)	6,340	3%	346,933	11,501	358,434	1.54x
2009	108,507	(699)	2,574	2%	219,457	14,578	234,035	2.16x
2010	171,823	(1,975)	1,339	1%	418,631	52,437	471,068	2.74x
2011	267,704	(3,071)	9,568	4%	585,015	103,137	688,152	2.57x
2012	272,757	(4,026)	35,305	13%	455,828	145,776	601,604	2.21x
2013	258,110	(4,380)	109,089	42%	238,672	226,305	464,977	1.80x
2014	97,482	—	68,207	70%	35,415	117,579	152,994	1.57x
Total	$2,554,814	$(144,476)	$237,742		$4,776,587	$681,138	$5,457,725	2.14x
(1)    Canadian amounts converted to U.S. dollars using average historical exchange rates effective in the month of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of September 30, 2014.

(3)     Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the impact of the branch office asset purchase program (discontinued).

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of September 30, 2014 will generate a total of approximately $617.4 million of gross cash proceeds over the next nine years. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2014	2015	2016	2017	2018	2019	2020	2021 and thereafter	Total
2006 and prior(1)	$1,097	$2,287	$1,065	$368	$87	$14	$—	$—	$4,918
2007	1,258	3,009	429	—	—	—	—	—	4,696
2008	2,350	6,681	1,969	255	—	—	—	—	11,255
2009	1,740	5,833	3,943	2,007	344	—	—	—	13,867
2010	5,401	17,513	12,706	8,472	4,221	689	—	—	49,002
2011	11,359	31,261	21,351	15,730	10,349	4,891	658	—	95,599
2012	17,712	47,519	26,201	17,827	13,196	8,683	4,060	738	135,936
2013	25,592	79,505	43,377	22,831	15,896	11,105	7,200	3,743	209,249
2014	8,285	32,013	20,901	11,959	6,713	4,329	3,165	5,517	92,882
Total	$74,794	$225,621	$131,942	$79,449	$50,806	$29,711	$15,083	$9,998	$617,404
Cumulative Percent	12.1%	48.7%	70.0%	82.9%	91.1%	95.9%	98.4%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 108 Months	Total
2006 and prior(1)	$2,949	$1,320	$492	$133	$24	$—	$—	$—	$4,918
2007	3,819	875	2	—	—	—	—	—	4,696
2008	7,862	2,878	514	1	—	—	—	—	11,255
2009	6,284	4,428	2,491	663	1	—	—	—	13,867
2010	19,039	13,817	9,517	5,284	1,341	4	—	—	49,002
2011	36,337	22,861	17,072	11,705	6,255	1,364	5	—	95,599
2012	56,320	29,696	19,214	14,364	9,807	5,215	1,110	210	135,936
2013	89,470	50,875	26,191	17,243	12,114	8,182	4,250	924	209,249
2014	32,993	24,090	13,666	7,765	4,741	3,390	2,652	3,585	92,882
Total	$255,073	$150,840	$89,159	$57,158	$34,283	$18,155	$8,017	$4,719	$617,404
Cumulative Percent	41.3%	65.7%	80.2%	89.4%	95.0%	97.9%	99.2%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	2006 & Prior(2)	2007	2008	2009	2010	2011	2012	2013	2014	Total
2006 & Prior(1)	$1,329,748	$338,808	$180,830	$96,778	$61,165	$40,410	$26,238	$18,207	$10,478	$2,102,662
2007	—	98,929	111,049	54,363	34,500	21,178	14,424	9,919	5,315	349,677
2008	—	—	98,025	88,017	65,471	38,416	24,983	15,024	7,540	337,476
2009	—	—	—	49,074	71,698	41,300	27,948	13,681	6,507	210,208
2010	—	—	—	—	90,429	130,132	94,374	53,213	21,990	390,138
2011	—	—	—	—	—	163,304	196,236	120,068	48,401	528,009
2012	—	—	—	—	—	—	176,605	163,096	69,673	409,374
2013	—	—	—	—	—	—	—	122,488	95,186	217,674
2014	—	—	—	—	—	—	—	—	28,283	28,283
Total	$1,329,748	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$515,696	$293,373	$4,573,501
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
Q1 2014
Q3 2014

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At September 30, 2014, the Company did not have any significant non-cancelable forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of September 30, 2014, our total availability under our line of credit was $59.6 million based on our borrowing base calculation, and our non-restricted cash balances were $15.9 million, resulting in liquidity as of September 30, 2014 of $75.5 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at September 30, 2014 and December 31, 2013 was $440.8 million and $437.4 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
$ in thousands	2014	2013
Net cash (used in) provided by operating activities	$(27,047)	$4,513
Net cash provided by (used in) investing activities	33,040	(46,316)
Net cash provided by financing activities	1,113	40,407
Increase (decrease) in cash and cash equivalents (1)	$7,106	$(1,396)
 (1)    Before the impact of foreign currency translation on cash of $(573) and $(542), respectively.

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

Our operating activities used net cash of $27.0 million and provided $4.5 million during the nine months ended September 30, 2014 and 2013, respectively, resulting in a net increase in cash used in operating activities of $31.6 million. The increase in cash used was primarily due to a $57.7 million decrease in gross revenue recognized on purchased debt assets. This was partially offset by a corresponding decrease in costs to collect including court costs of $35.3 million. The remaining change in net cash provided by operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities provided net cash of $33.0 million and used $46.3 million during the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash provided by investing activities of $79.4 million was due primarily to a $133.5 million decrease in investments in purchased debt, partially offset by a $55.0 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Financing activities provided net cash of $1.1 million and $40.4 million during the nine months ended September 30, 2014 and 2013, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash used by financing activities of $39.3 million was due to a decrease of $137.3 million in draws on our revolving credit facility used to fund purchases and overhead costs. Lower purchasing resulted in lower collections which led to a $97.8 million decrease in payments on our revolving credit facility.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

As of September 30, 2014, there were no material changes to the Company's revolving credit facility or its Senior Second Lien Notes from the information previously disclosed except for additional draws and repayments on the revolving credit facility. The balance of the outstanding line of credit under the revolving facility was $148.6 million and $145.3 million at September 30, 2014 and December 31, 2013, respectively; a decrease of $3.4 million. At September 30, 2014, our availability under the line of credit was $59.6 million based on our borrowing base calculation.

Subsequent to September 30, 2014, the Company entered into Amendment No. 6 to its Loan Agreement, ("Amendment No. 6") for the senior revolving credit facility, which decreased the Minimum Adjusted EBITDA Covenant from $200 million to $165 million for a rolling four fiscal quarter basis beginning with the fiscal quarter ending December 31, 2014.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA
We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 1.5x at September 30, 2013 to 2.0x at September 30, 2014 as a result of a 28.4% decrease in our TTM Adjusted EBITDA and a 5.7% decrease in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt.

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

As of September 30, 2014, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

As noted above, the Minimum Adjusted EBITDA Covenant was decreased from $200 million to $165 million for a rolling four fiscal quarter basis beginning with the fiscal quarter ending December 31, 2014.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $2.0 million and software agreements of $0.8 million as of September 30, 2014.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of September 30, 2014, these notes had outstanding balances of $0.4 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SQUARETWO FINANCIAL CORPORATION

November 13, 2014	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 13, 2014	By:	/s/ John D. Lowe
	Name:	John D. Lowe
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)