Form 10-K
period 2014-12-31
SquareTwo Financial Corp
filed 2015-03-04
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of March 4, 2015, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.
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

PART I

Item 1. Business.

Our Company

SquareTwo Financial Corporation is a Delaware corporation that was organized in February 1994 and is headquartered in Denver, Colorado. On August 5, 2005, CA Holding, Inc. acquired 100% of the outstanding stock of SquareTwo Financial Corporation and its subsidiaries (the “Acquisition”). We are a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Unless otherwise indicated, the terms (i) “SquareTwo,” “we,” “our,” “us” and the “Company” refer to SquareTwo Financial Corporation and all of its restricted subsidiaries on a consolidated basis, (ii) “SquareTwo Financial Corporation” refers to SquareTwo Financial Corporation and not to its parent company or any of its subsidiaries, and (iii) “Parent” refers to CA Holding, Inc. and not to any of its subsidiaries.

Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the United States (U.S.) and Canada. Charged-off accounts receivable, which we refer to as "charged-off receivables" or "accounts," are defaulted accounts receivable that credit issuers have charged-off as bad debt, but that remain subject to collection. We refer to a group of accounts as a "portfolio," and, once purchased, we refer to our owned charged-off receivables as our "purchases" or "purchased debt." We believe that we are one of the largest purchasers of "fresh" charged-off credit card and consumer loan receivables in the U.S. Fresh charged-off credit card and consumer loan receivables are generally 180-210 days past due at the time of sale and typically have not been subject to previous collection attempts by a third-party collection agency. The act of charging off an account is an action required by banking regulations and is an accounting action that does not release the obligor on the account from his/her responsibility to pay amounts due on the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytic expertise, technology platform, and in the U.S., a unique combination of SquareTwo-owned call centers operating under the d/b/a name Fresh View Solutions (“Fresh View”) and a network of regional law offices, also referred to as “branch offices,” exclusively dedicated to SquareTwo. We refer to our U.S. operating business model as the “Closed Loop Network” as all newly acquired customer accounts are managed within our centralized, proprietary technology platform called eAGLE, regardless of where an account is in its lifecycle. This integrated account management system and the Closed Loop Network allow us to achieve the highest level of information security and data accuracy, as well as provide a uniform customer experience during every stage of collections regardless of location. And we utilize non-exclusive law firms to liquidate legacy customer commitments, for collections on accounts where legal judgments and payment plans had been established prior to the formation of our Closed Loop Network. Lastly, in Canada, where we exclusively service our Canadian customers, we utilize a company-owned call center as well as third-party non-legal and legal collection firms.

Our focus throughout the recovery process is on the customer, and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their contractual obligations actually satisfy their obligations. In 2014 alone we helped approximately 300,000 customers make progress on their financial obligations and, we believe, improve their financial health through assisting them in resolving their contractual obligations. In accordance with our commitment to customer service and respect, which we have labeled the “Fair Square Promise”, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe allows us to liquidate more effectively.

From 1999, our first full year of purchasing debt, to December 31, 2014, we have invested approximately $2.6 billion in the acquisition of charged-off receivables, representing over $37.9 billion in face value of accounts. From 1999 to December 31, 2014, we have grown our business from $8.7 million to $420.1 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 27%.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our invested dollars since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of December 31, 2014 of $7.5 billion (active face value) will generate approximately $591.4 million in gross cash proceeds. We refer to this as estimated remaining proceeds ("ERP"). We expect to receive approximately 79.8% of these proceeds within the next 36 months starting January 1, 2015. In addition, we expect our Canadian owned charged-off receivables of $1.2 billion (active face value) to generate approximately $63.5 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $654.9 million as of December 31,

2014. These expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our U.S. Closed Loop Network

Recovery efforts on all newly acquired U.S. purchased debt are managed by our Closed Loop Network, a combination of our Fresh View call centers and a network of branch offices exclusively dedicated to SquareTwo. Historically, our branch offices were the primary channel for recovery work on our behalf. At the beginning of the fourth quarter of 2014, we significantly expanded our asset recovery options in the U.S by opening our second company-owned call center which is dedicated to consumer accounts. The majority of newly acquired accounts will be placed for collection with Fresh View as we continue to build out our company-owned call centers. Legal recovery operations will continue to progress as necessary through our dedicated legal channel.

The expansion of our collection capabilities through Fresh View enables us to satisfy a wide array of our bank clients’ needs while helping SquareTwo remain a leader in compliance. Regardless of where in our Closed Loop Network we place an account, either with Fresh View or with one of our branch offices, all customer account information and collection activity is managed within eAGLE, our proprietary integrated account management system, and in accordance with a standardized set of comprehensive policies and operational procedures, which we refer to as our “Compliance Management System.” This ensures that regardless of the chosen recovery option, we provide a uniform customer experience and a consistent approach to delivering the Fair Square Promise. In addition, our Closed Loop Network business model creates valuable operating efficiencies and synergies, which we believe will translate to improved financial performance in the future.

For accounts placed with our network of regional branch offices, the branch performs recovery work exclusively on our behalf and utilizes our account management system in accordance with specified contractual arrangements. Our contractual agreements with the branch offices typically span three to seven years and have staggered maturities between 2015 and 2018. The contractual agreement provides the branch office with a license to use our proprietary collection software and obligates them to pay us a royalty fee for each dollar collected.

We are under no obligation to provide accounts to any branch office. We pay these offices a recovery fee, which varies based upon their performance against our return assumptions and is subject to adjustment based upon the performance against our operational and compliance standards. These include providing a positive customer experience within the context of the Fair Square Promise and our Compliance Management System, and conformance with legal and regulatory requirements. We have historically allocated accounts to our branch offices based on capacity, geographic coverage, and their performance against our return expectations and adherence to operational and compliance requirements.

Subsidiary Entities

We operate our domestic charged-off receivables management business through a series of subsidiary entities, including CACH, LLC, CACV of Colorado, LLC, CACH of NJ, LLC, CACV of New Jersey, LLC, SquareTwo Financial Services Corporation (d/b/a Fresh View Solutions), Orsa, LLC, Candeo, LLC and Autus, LLC. Charged-off consumer receivables acquired by certain of the aforementioned subsidiaries are placed for collections with Fresh View or are placed with one of our exclusive regional branch offices. In addition, we continue to wind down the operations of Healthcare Funding Solutions, LLC ("HFS"), which holds outstanding self-pay healthcare receivables. HFS has not purchased new portfolios since the first quarter of 2013, and is not currently pursuing any new portfolio acquisition opportunities.

We operate our Canadian business through a Canadian subsidiary, SquareTwo Financial Canada Corporation ("SquareTwo Canada"). Acting through its subsidiaries, SquareTwo Canada exclusively purchases Canadian consumer credit charged-off receivables and also performs immaterial collection work on a contingency basis on behalf of certain Canadian based credit issuers. SquareTwo Canada utilizes a company-owned call center and third-party non-legal and legal collection firms to pursue recovery on the accounts it owns and manages. Our Canadian business accounted for 15.9% of our total Adjusted EBITDA and 10.9% of our total revenues for the year ended December 31, 2014 and represented 7.4% of our total assets as of December 31, 2014.

We have two operating segments: Domestic and Canada, which we consider to be our reporting segments in accordance with U.S. generally accepted accounting principles ("GAAP"). We consider our consumer domestic charged-off receivables management subsidiaries, Fresh View and HFS, to comprise our domestic reportable operating segment. We consider our Canadian legal entities to comprise our Canada reportable operating segment. Consistent with how our board of directors (the "Board of Directors") and the leadership team review the Company's strategy and performance, the following description of our business operations focuses on the Company as a whole. Additional information on our operating segments is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading “Segment Performance Summary” as well as in Note 14 to the consolidated financial statements.

Operations

Our operations can generally be categorized around two primary business processes: (i) underwriting and purchasing and (ii) management of collections and other cash proceeds on purchased debt.

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them at the appropriate pricing. We have a dedicated Business Development team that generates acquisition opportunities. Historically, we have purchased charged-off receivables from seven of the ten largest U.S. credit card issuers identified in the Nilson Reports, which is a leading source of news and proprietary research on the payment system industry. We also purchase from super-regional and regional banks and other credit issuers. Potential purchasing opportunities are reviewed in detail by our Decision Science department, which is responsible for creating forecasted cash flows for each purchase using our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our investment committee, which includes members of our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We target purchases that meet return thresholds determined by our investment committee. In times of increased pricing in the market, we may accept a lower return, while still maintaining our yield-based purchasing strategy. In addition to the credit card and consumer loan business, we are actively engaged in the development of business opportunities in purchasing other forms of charged-off domestic and Canadian receivables.

The majority of our purchasing opportunities are sourced through limited auctions where the original credit issuer is generally interested in dealing with a small group of parties that have proven long-term operational and financial history. We also evaluate one-off negotiated deals and broader auction sales depending on the type of charged-off receivable and process desired by the seller. Our Business Development team spends substantial time seeking to develop new business relationships among financial institutions which have not historically sold their charged-off consumer and commercial accounts.

The following table summarizes our investment activity in purchased debt for the years ended December 31, 2014, 2013, and 2012 by type of charged-off receivable:

	December 31,
Purchased Debt, Cost ($ in thousands)	2014	2013	2012	Totals	% of Total
Credit Card/Consumer Loan - Fresh	$101,102	$197,420	$222,055	$520,577	79.2%
Credit Card/Consumer Loan - Non-Fresh	14,346	40,912	29,233	84,491	12.8%
Other(1)	11,299	19,778	21,469	52,546	8.0%
Purchased Debt - Total	$126,747	$258,110	$272,757	$657,614	100.0%
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

The following chart outlines our quarterly investment pace in the years ended December 31, 2014, 2013, and 2012:

Quarterly Purchased Debt, Cost ($ in millions)

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are non-legal collections, legal collections, the recovery of certain legal costs previously paid by us (which we refer to as “court cost recoveries”), bankruptcy proceeds, and returns of non-conforming accounts (which we refer to as “recourse”). These incoming cash flow streams and their respective relationships to the collection life cycle are described further below.

Non-Legal Collections. Once we acquire a portfolio, we pursue collections on a non-legal basis, which means collection activities other than initiating lawsuits or other legal action. In the year ended December 31, 2014, approximately $162.8 million, or 43.2%, of our total domestic cash proceeds on owned accounts was generated through telephone and letter campaigns initiated through the non-legal collection channel. In the U.S., we pursue non-legal collections either through Fresh View or through one of our exclusive regional branch offices. Historically, our branch offices were the primary channel for recovery work on our behalf. At the beginning of the fourth quarter of 2014, we significantly expanded our company-owned asset recovery options in the U.S by opening our second company-owned call center which is dedicated to consumer accounts. As we continue to build out recovery capabilities, the majority of newly acquired accounts will be placed for collection with Fresh View. In Canada, we also utilize a combination of a company-owned call center and third-party non-legal and legal collection firms to pursue recovery on our Canadian accounts.

Placements among our branch offices are determined by our Velocity and Inventory Management team to provide our best performing offices with the largest placements of charged-off receivables, taking into consideration a variety of factors including their capacity to effectively collect on additional accounts. The fees we pay our branch offices for their collection efforts vary based on the type and age of the accounts they work as well as their performance relative to targets we establish and their peers. All fees are subject to adjustment based upon the performance against other of our requirements, including the meeting of our expectations that the branch offices provide a positive customer experience within the context of the collections industry and conformance with legal and regulatory requirements. If an account remains uncollected after its initial placement, we will evaluate moving that account to a legal collection effort. Our strong preference is to assist customers in resolving their financial commitments without filing a lawsuit, however in some cases, court processes must commence in order to collect monies owed under the contracts we have purchased. Our Operations team and our Law and Regulatory Affairs team work closely with our branch offices to ensure that the correct customers receive appropriate oral and written communications and our work standards and policies are followed, to optimize recovery efforts and to help respond to changes in the collections environment or regulatory landscape.

Legal Collections. While our preference is not to file suit, in the instance that a customer's apparent financial resources indicate they have the ability but not the willingness to pay, legal action may be pursued. In addition to determining legal eligibility based on applicable statutes or jurisdictional requirements, we systematically exclude a number of otherwise legally eligible accounts such as customers that have made or committed themselves to at least a partial payment. In the year ended December 31, 2014, approximately $207.9 million or 55.2%, of our total domestic cash proceeds on owned accounts was generated through legal collection efforts, which includes collections in the legal channel received prior to the initiation of legal action. Once an account is designated for suit in the U.S., we place it with a branch office within the Closed Loop Network, which has the capability of bringing suit in the location of the customer. Similar to non-legal collections, we pay our branch offices for their collection efforts based on their performance subject to compliance with our numerous operating and regulatory standards. In addition to these collection fees, we typically pay court costs and related fees on accounts placed for legal collection. If such fees are ultimately recovered, they are referred to as court cost recoveries and are included in legal collections. In Canada, we manage most legal collections internally through one of our Canadian subsidiaries; however, in certain instances we also utilize third party law firms to assist with our efforts. Our legal collection efforts over time have led to the development of a significant number of awarded judgments on our owned accounts, which we believe will help generate future cash flows.

Sales, Recourse, and Bankruptcy Proceeds. Account sales are no longer a part of our liquidation strategy. Historically, based on operational considerations, market pricing, or capacity constraints within branch offices, we resold certain purchased debt accounts at various stages of their collection cycle. In addition, under the terms of our purchase contracts, we typically have recourse, or the right to return, certain accounts to the seller within a designated time period from the purchase date should the account not meet certain agreed upon requirements, including the accounts of customers who were deceased or bankrupt at the time of purchase.

Industry Overview

The accounts receivable management industry can best be explained by separately describing its (i) composition, practice, and size, (ii) market, (iii) regulation, and (iv) recent industry trends.

Composition, Practice, and Size

Receivables in the accounts receivable industry are classified as consumer and commercial obligations which consist of short- and intermediate-term credit extended to individuals and businesses. The unsecured consumer and commercial debt is segmented as revolving and non-revolving installment loan debt.

The U.S. accounts receivable management industry is comprised of a wide range of entities from very small local operating entities to large public corporations with national and international operations and includes the following types of operating entities: (i) contingency collection agencies, (ii) debt purchasers and (iii) collection law firms.

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

While several national and regional networks of collection law firms have been developed, we believe our Closed Loop Network consisting of company owned call centers and a network of exclusive regional branch offices, all of which operate on our proprietary technology platform and in accordance with our Compliance Management System, is unique within the industry. Both the integrated account management technology platform and our Compliance Management System provide our call centers and branch offices with a holistic suite of tools to maximize liquidations while providing each customer with a best-in-class customer experience. In addition, unlike the typical collection law firm or collection agency, our agreements contain provisions which restrict the ability of the branch offices to collect debt for other providers.

Market

At a high-level, the supply of debt available for purchase in our markets is determined based on business and consumer reliance on credit, charge-off rates, changing regulatory requirements, and the originating financial institutions' strategy to sell charged-off receivables. Historically, business and consumer reliance on credit and the corresponding charge-off rates associated with that credit have moved in tandem with the broader economy, albeit sometimes on a lagged basis. However, the originating financial institutions' decision to sell can be impacted by multiple factors that do not always trend with the macro-economic environment. These factors have included (i) changing regulatory requirements associated with selling charged-off receivables, (ii) the benefits versus perceived risks to produce returns on their charged-off portfolio through collection efforts rather than selling, and (iii) the demand of the accounts receivable management industry to buy and corresponding market pricing. These factors and others can cause the supply of charged-off debt available to purchase to move in cycles that can be unpredictable.

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

        Source: Moody's Analytics                     Source: Federal Reserve. *Data through Q3 2014

Regulation

The industry is regulated by multiple regulatory bodies and rules. As a purchaser of charged-off receivables that relies on the efforts of our Closed Loop Network, we are impacted by federal, state and local laws that establish specific guidelines and procedures that debt collection account representatives must follow when collecting consumer accounts. Failure to comply with these laws could lead to fines or loss of licensure of our call centers or branch offices that could have a material and adverse effect on us. Court rulings in various jurisdictions also impact call centers and branch offices’ ability to collect our charged-off receivables.

Significant regulatory bodies, federal laws and regulations applicable to us or our branch offices include the following:

Dodd-Frank Wall Street Reform and Consumer Protection Act. With the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in 2010, the Consumer Financial Protection Bureau (“CFPB”) was established and initiated regulatory authority over certain entities in the industry starting in January 2013. The CFPB has jurisdiction over the debt purchasing, debt collection and credit issuance industries and will be allowed to pursue enforcement actions and issue regulations interpreting the Fair Debt Collection Practices Act ("FDCPA"). Late in 2013, the CFPB issued an Advance Notice of Proposed Rulemaking (the “ANPR”) pursuant to which it posed 162 questions addressing issues raised in the debt collection and purchasing markets. The expressed intention of the CFPB is to use the responses to the questions to guide it in the issuance of regulations governing these industries. The timing and content of these regulations and the impact of these regulations on the debt purchasing and debt collection industries remain uncertain.

FDCPA. The FDCPA was adopted in 1977 to provide the collection industry with guidance as to appropriate actions in the collection of consumer indebtedness and to provide protection to consumers from deceptive and abusive collection practices. While the FDCPA has been amended periodically, the basic structure of the law has remained unchanged since its enactment. Under Section 814(a) of the FDCPA, the Federal Trade Commission ("FTC") has the authority to investigate actions that may violate the FDCPA or that may be considered to be unfair or deceptive acts or practices forbidden by Section 5 of the FTC Act. The FTC does not have the authority to issue regulations interpreting the FDCPA but the FTC issues an annual written report to Congress with recommendations for legislative improvements to the FDCPA. Pursuant to Section 814(b)-(d) of the FDCPA, the CFPB has both rulemaking and enforcement authority with regard to the FDCPA’s provisions.

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

The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with the collection efforts of our call centers and branch offices, the customers of our owned and managed charged-off receivables are not entitled to any opt-out rights under this act. This rule is enforced by the CFPB. Consumers do not have a private cause of action for violations of the Gramm-Leach-Bliley Act.

The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we, and our branch offices, must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information. Enforcement of the Safeguards Rule remains with the FTC.

Telephone Consumer Protection Act. In the process of collecting accounts, our call centers and branch offices may use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment that place telephone calls to consumers.

U.S. Bankruptcy Code. To prevent any collection activity with bankrupt customers by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

Additionally, there are state and local statutes and regulations comparable to the above federal laws and other state-and-local-specific licensing requirements that affect our operations and the operations of our call centers and branch offices.

State laws may also limit interest rates and fees, methods of collections, as well as the timeframe in which judicial actions may be initiated to enforce the collection of consumer accounts. Failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on us or our branch offices' ability to operate. Laws, administrative regulations and their future changes or interpretations may ultimately have a negative impact on our industry.

Recent Industry Trends

The following summarizes a number of recent trends which we believe are driving the U.S. accounts receivable management industry:

Increased Regulatory Oversight. Pursuant to Dodd-Frank, the CFPB was established and effective as of January 2, 2013, the CFPB has assumed direct regulatory oversight of the debt purchasing and collection industry including supervisory jurisdiction over large market participants, defined as having over $10 million in annual receipts. According to the CFPB in March 2014, this represents over 60 percent of the accounts receivable management industry. The CFPB has stated its main areas of focus for the industry are to ensure that industry participants are (i) providing adequate disclosures to consumers, (ii) providing accurate consumer information during the collection process, (iii) providing consumers with a complaint and resolution process, and (iv) communicating civilly and honestly with consumers.

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

As a large market participant, we have had ongoing interaction with the CFPB in regard to our policies and procedures and the experience that our customers receive in the context of collection interactions. In addition, we believe that the ongoing regulation of the industry will continue its impact resulting in (i) additional market participants exiting the industry and (ii) financial institutions being significantly more selective about the entities to which they sell charged-off accounts. Additionally, the CFPB has gathered and released certain data relating to consumer interactions with debt collectors and debt purchasers. The data indicates that our call centers and branch offices receive substantially fewer complaints than other large participants in the accounts receivable management industry.

In November 2013, the CFPB issued an ANPR to assist in the development of regulations interpreting the laws which govern the purchase and collection of consumer obligations. As of December 31, 2014, no regulations have been issued by the CFPB. While the timing and outcome of the rulemaking process is unclear, we believe that the certainty allowed by a clearer set of regulations will benefit the Company, our branch offices, the industry and the customers with whom we interact on a daily basis.

During the course of 2014, various states enacted legislation attendant to the collection of debt and the licensing of passive debt buying entities. New York State in particular enacted a comprehensive set of rules governing the collection of debt that are designed to provide enhanced consumer protection. Included in the New York state rules are provisions pertaining to the initial demand letter sent to a consumer, verification of debt requests, out of statute collection activity, and payment receipts.

Industry Consolidation and Increased Barriers to Entry. With the establishment of the CFPB, there has been a dramatic increase in the emphasis on compliance, data security, and consumer protection by both large financial institutions and the largest U.S. debt purchasers. As a result, we believe large issuers of credit will rarely sell accounts directly to smaller debt purchasers, and their strategy to sell to larger debt purchasers has and may continue to fluctuate as they work to improve their own compliance, data security, and consumer protection standards.

Since the announcements by the Office of the Comptroller of the Currency in August 2014 requiring banking institutions to (i) engage in substantial due diligence of those entities that purchase debt and (ii) follow specific guidelines in order to sell charged-off receivables, large purchasers have incurred substantial expenses to improve and align their compliance, data security, and consumer protection standards with large financial institutions. While the Office of the Comptroller of the Currency does not have direct jurisdiction over debt purchasers, it is influential in our industry because of the jurisdiction it possesses over the banks who sell accounts to debt purchasers. We believe these changes create a significant market advantage to larger purchasers and will serve as a barrier for smaller debt purchasers to interact directly with financial institutions.

We believe smaller debt purchasers still may source accounts through other debt purchasers or portfolio brokers. However, the costs of meeting regulatory requirements associated with heightened industry standards for compliance, data security, and consumer protection has and may result in continued consolidation or elimination of certain smaller debt purchasers. We also believe that the enhanced regulatory requirements will also serve as a barrier to entry to new, significant debt purchasers.

Changes in Quality and Supply of Charged-Off Debt. As a result of the housing and credit crises that occurred during the 2005 - 2008 period, most large financial institutions significantly tightened their underwriting standards for revolving consumer debt. This resulted in sustained higher quality of borrowers' credit in the consumer loan and credit card market. As some of those borrowers charged-off in the following years, pricing of charged-off debt increased steadily between 2009 and 2013. We attribute the majority of pricing increases from 2010 to 2012 to the resulting increase in quality of charged-off assets being offered for sale from large financial institutions. However, during 2013, prices continued to increase steadily throughout the year while the quality of charged-off assets reached a plateau in the second half of 2013. Pricing increases in late 2013 and 2014 were driven primarily by a decrease in larger financial institutions’ willingness to sell charged-off debt as they improved compliance, data security, and consumer protection standards to meet more stringent regulatory requirements. The following graph depicts the market prices of fresh charged-off receivables for 2012, 2013, and 2014:

Source: Annual Bad Debt Market Presentations from Garnet Capital Advisors

In addition, we believe another factor impacting the pricing during late 2013 and 2014 of the remaining debt available for purchase has been the willingness of certain marginal participants to pay uneconomic prices for certain portfolio acquisitions due to the need to replace purchases which may not be available to them due to the tightening of financial institution controls. However, during late 2014 we have seen this decrease as the number of debt purchasers approved by large financial institutions to purchase charged-off receivables continues to decrease.

Our Competitive Strengths

We believe that we possess the following competitive strengths that differentiate us from our competitors:

Focus on Delivery of the Fair Square Promise. We believe that the consumer is our true customer and our success fundamentally depends on providing a positive customer experience within the context of a collection interaction. Therefore, we have developed the Fair Square Promise which is our commitment to treating each customer fairly, while also requiring that those customers who are able to make payments satisfy their validly incurred obligations to the maximum extent reasonably possible. We believe that treating customers fairly, honestly, and with respect improves overall collection performance, and is critical to long-term business success. We believe two equally important components are needed to create customer satisfaction: (i) strict compliance to state and federal regulations and (ii) a comprehensive and dynamic strategy that establishes a culture of customer service. Full compliance lays the basic foundation for a customer experience; regulatory oversight provides specific guardrails that guide every customer interaction. But creating customer satisfaction requires providing a high level of customer service. Consequently, we believe that conducting business through our call centers and branch offices that are committed to following consistent policies, programs, and business tools within the framework of our Compliance Management System will offer us a competitive advantage. We continually invest in ongoing improvement, oversight, and auditing of all areas of compliance, and dedicate ourselves to creating a culture focused on consistently providing a positive customer experience.

Closed Loop Network. Our U.S. Closed Loop Network consists of both Fresh View call centers and our network of exclusive regional branch offices, all of which use our proprietary systems in the collection of customer obligations. We believe that this model is unique to the accounts receivable management industry. Regardless of whether we commence collections through Fresh View or place an account with one of our branch offices, all customer account information and collection activity is contained and managed within our proprietary integrated account management system, and in accordance with SquareTwo’s Compliance Management System. This ensures that regardless of the chosen recovery option, we provide a uniform customer experience and a consistent approach to delivering the Fair Square Promise throughout the entire lifecycle of an account.

Proprietary Technology Platform. We have developed and will continue to advance a sophisticated software, computing and network architecture to support the acquisition, management and collection activities of our charged-off receivables within our U.S. Closed Loop Network of call centers and branch offices. In partnership with Oracle®, we have developed and will continue to enhance our proprietary eAGLE technology platform, which we feel provides our call centers and branch offices with the data necessary to optimize collections. Each of our call centers and branch offices conduct all collection activities through eAGLE leveraging identical real-time account level data regardless of location. In addition, as account level data is affected by activity performed at our corporate headquarters our call centers and branch offices see this account level activity in real-time. We believe this creates a significant competitive advantage as our industry competitors outsource various collection activities resulting in less control and delayed account updates for customers.

In addition to the advantages described above, this integrated account management system tracks multiple collection and operational metrics at the collector and account levels and delivers results in real time, providing us with immediate and comprehensive data on the performance of our call centers and branch offices. This enables us to better allocate charged-off receivables among our locations based on their relative performance and adherence to our strict compliance requirements. The depth of our historical databases and current performance metrics enables us to perform sophisticated analyses on potential debt purchasing opportunities that help us to achieve our target returns. The quantity and quality of the account and collector level information captured and reported by our systems is also critical to our ability to effectively manage the collection efforts and compliance standards on our charged-off receivables. As we evolve our proprietary technological system, we will continue to provide each individual collector with enhanced insights into the appropriate collection strategies, while also using the system to guide collectors in the use of appropriate customer handling techniques and account resolution.

Disciplined and Proprietary Underwriting Process. We adhere to a disciplined underwriting process, which we believe allows us to price purchasing opportunities at levels that meet our targeted return thresholds. Our underwriting process centers around our proprietary analytical models, which utilize historical data collected over our 19 years in the industry and incorporate current account-level data, as well as information regarding current economic, pricing and collection trends. Our models use multiple internally and externally generated variables, including credit bureau attributes, customer data, and asset class information to provide comprehensive measures of value and potential collection rates at the individual account level. Since inception, our disciplined purchasing process has allowed us to achieve strong expected cash on cash returns on our purchased debt of 2.1x on a gross basis, and typically results in 100% of our initial cash investment being returned within 12-24 months on a gross basis.

Strong Relationships with Major Credit Issuers. We have developed strong, long-standing relationships with a number of leading consumer credit, business credit, and student loan issuers that, we believe, view us as an important part of their charged-off receivables recovery strategy. We believe that credit issuers value our unique Closed Loop Network model, which ensures integrity of customer data and enhances our focus on compliance and ethical collection practices. As a purchaser of predominantly fresh charged-off credit card and consumer loan receivables, we have direct relationships with issuers of credit that we believe typically provide us with superior access to the account documentation and chain of title information critical to successfully pursuing legal collections.

Focus on Fresh Charged-off Credit Card and Consumer Loan Receivables. We believe that we are one of the largest purchasers of fresh charged-off credit-card and consumer loan receivables in the U.S. Fresh charged-off receivables are generally 180-210 days past due at the time of sale and have typically not been subject to previous collection attempts by a third-party collection agency. Typically, fresh charged-off receivables have a more rapid collection cycle than charged-off receivables that have been subject to previous collection attempts by collection agencies. Additionally, our direct relationship with issuers of credit provides enhanced accuracy and control of customer data. We believe that our focus on fresh charged-off credit card and consumer loan receivables reduces the risk profile of our investments, increases our ability to maximize our cash-on-cash rates of return, and accelerates our ability to reinvest the capital we deploy. Additionally, we believe that fresh charged-off receivables provide a higher quality asset base and more predictable future cash flows than charged-off receivables that have been subject to prior third party collection attempts, further mitigating risks associated with the future cash flows from our owned debt portfolios. Over the years ended December 31, 2014, 2013, and 2012 approximately 73% of our aggregate purchases, based on purchase price, have been of U.S. fresh charged-off credit card and consumer loan receivables.

Continued Diversification. We continue to leverage internally developed best practices combined with external client relationships to diversify the revenue streams of the company. Having built deep relationships with banks and commercial finance companies, SquareTwo has expanded its focus to evaluate, purchase and liquidate portfolios comprised of Canadian receivables, small business loan and lease products, and private student loans that have been charged off by their owners. These diversification efforts provide significant opportunities for growth, balance and flexibility, which complement the Company's extensive history and success in the unsecured consumer credit marketplace. Our purchases of Canadian, commercial and private student loans were 25.3% and 14.2% of total purchases in the years ended December 31, 2014 and 2013, respectively.

Experienced Management Team. We have an experienced management team with considerable expertise in the financial services industry, including the credit card and charged-off receivables management sectors. The key members of our management team have on average over 20 years of experience in financial services and related industries, including previous leadership roles at Key National Finance, Bank of America, MBNA, and ING. We believe that the experience and expertise of our senior leadership team positions us to continue to successfully maintain and grow our core business. We have actively sought to complement internally developed management talent with externally recruited managers who bring new skill sets and perspectives to our company.

Our Strategy

Key components of our strategy include the following:

Deliver the Fair Square Promise. We are focused on the delivery of the Fair Square Promise. This promise is our commitment to treat each customer fairly, while also requiring that those customers who are able to make payments satisfy their validly incurred obligations to the maximum extent possible. Inherent in our culture is the desire to work together with our customer as we believe that our success fundamentally depends on providing a positive customer experience within the context of a collection interaction. We believe this strategy creates the most beneficial solution for our customers to help resolve their validly incurred debts.

Inspire a Culture of Leadership by Living Our Core Values. We believe that our success depends upon both SquareTwo and its network of exclusive branch offices hiring, developing and retaining personnel of the highest quality who help create a culture of personal responsibility. In addition, we believe that this culture is sustained by the daily demonstration by our personnel of our five core values: Focus, Alignment, Accountability, Integrity and Trust. We believe that this commitment to clearly identify and implement these values at each location enables us to attract and retain the highest quality employees.

Pursue Systemic Operational and Compliance Excellence. We leverage our sophisticated proprietary technology and our operational and analytical models to properly analyze and liquidate our accounts via eAGLE. Our business strategies are data driven- from refining our forecast models to determining appropriate acquisition prices for charged-off receivables, to developing the best methods to select accounts and the ideal collection procedures. Consequently, we make ongoing, significant investments in our processes and systems to ensure our data is available, accessible, accurate, and actionable. We maintain constant focus on building operational efficiencies to drive collections, and build comprehensive programs to maximize our recoveries through new and existing liquidation strategies. Additionally, we continually enhance our internal controls and auditing capabilities within our Compliance Management System to ensure we are compliant, and that our data is secure across all areas of the organization. We leverage technological tools to manage our recovery and compliance efforts on our owned receivables. We have built comprehensive controls into our systems to help ensure compliance with applicable law and the highest level of data security at both the corporate and branch office levels, to protect the privacy of our customers. Finally, we believe that both our intense focus on the customer experience, and our desire to lead the industry in compliance practices are competitive advantages.

Create an Outstanding Network of Call Centers and Exclusive Branch Offices. We believe that our unique Closed Loop Network U.S. model of company-owned call centers and our network of exclusive regional branch offices provides us with an integrated framework for collection performance, compliance achievement and customer satisfaction. As we continue to enhance policies, procedures and controls through each of our call centers and branch offices, we improve the customer experience that is essential to a successful liquidation of validly incurred contractual obligations. Our technological advances allow our call centers and branch offices to operate more efficiently by contacting only those customers who we believe have both the willingness and ability to make payments. They also provide ongoing reinforcement of the collection and compliance training that has been provided to those individuals interacting with our customers.

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

Our Owned Portfolios

As of December 31, 2014, our active owned charged-off receivables in the U.S. and Canada totaled $8.8 billion in face value and consisted of approximately 2.2 million accounts. We believe that these accounts will represent a significant base of cash flows for us. The following table sets forth summary information on our active owned charged-off receivables as of December 31, 2014:

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value(3) ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,398	$3,941	$5,509	62.8%	$2,097	81.2%
Credit Card/Consumer Loan - Non-Fresh	737	3,050	2,248	25.6%	347	13.4%
Other(2)	101	9,990	1,009	11.5%	140	5.4%
Total/Average	2,236	$3,920	$8,766	100.0%	$2,584	100.0%
(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, student loan, medical, and other purchased debt assets.

(3)    Canadian amounts converted to U.S. dollars using the exchange rate as of December 31, 2014.

Account Management Model

Recovery efforts in the U.S. on all newly acquired debt are managed within our Closed Loop Network, a unique combination of call centers and a network of regional branch offices exclusively dedicated to SquareTwo. Historically, our branch offices were the primary channel for recovery work on our behalf. At the beginning of the fourth quarter of 2014, we significantly expanded our asset recovery options by opening a Fresh View call center dedicated to consumer accounts. As we continue to build out recovery capabilities, the majority of newly acquired accounts will be placed for collection with Fresh View. Legal recovery operations will continue to progress as necessary through our dedicated network of regional branch offices.

SquareTwo, its call centers, and its network of branch offices are aligned in the delivery of the Fair Square Promise. SquareTwo mandates specific expectations that both the call centers and the branch offices must meet. Success is contingent on both SquareTwo and our branch offices’ ability to hire, train and lead their teams in a manner which maximizes liquidation while maintaining adherence to policies and procedures relating to compliance and customer service.

We continue to make significant investments in both our call centers and our relationship with the branch offices. Corporate teams are exclusively dedicated to monitoring, auditing and evaluating all of our locations within the Closed Loop Network on an ongoing basis. However, we do not merely measure and observe; we have implemented financial penalties for failing to meet our customer experience expectations. The knowledge gained from our monitoring efforts provides us insight on how we then incentivize, train and support our call center management and employees and well as branch offices and their respective employees to achieve our mutual success. Members from our executive, operations, technology, legal and compliance teams make multiple on-site visits to each call center and branch office location each year. These efforts ensure we maintain a close and productive relationship with each and provide additional opportunities to ensure that our branch offices remain committed to and accountable for our expressed strategies.

Through our alignment with our network of branch offices, we have achieved symbiotic profitability. We rely on our branch offices to conduct collection efforts on our owned charged-off receivables, so we make thoughtful and deliberate investments in their long-term success and sustainability. A significant focus of our Company is providing our branch offices the resources, tools, and training to enable them to manage their businesses efficiently and to identify opportunities to improve their operations. We pay particular attention to providing training and feedback to offices surrounding the customer experience and our desire to have this experience remain a competitive advantage. The presentation of these materials is aimed at providing our branch offices with insights into best practices and the cause-and-effect relationships of each metric and its impact on overall performance. Additionally, our Operations team uses information available on our system to proactively address development opportunities with each branch office.

                We also strive to incentivize our branch offices' liquidation performance of the accounts placed with them by using a variable fee structure. This operational practice aligns each branch office's profitability with that of SquareTwo, and should improve our branch office performance, as poorer performing offices are continually evaluated and possibly replaced. We make decisions about the need for each individual office in the context of current performance and business need for capacity.

     We have created numerous and diverse channels of interaction to ensure we remain in constant communication with our branch offices. We conduct conference calls with all branch offices to discuss key business issues. We hold several conferences that serve as educational forums for our branch offices, including an Annual Partners Summit where we present substantial training on operational, legal, and compliance issues. We also hold an annual Attorney's Conference for our attorneys and compliance professionals. This conference typically includes significant content on regulatory trends, legal compliance and collection best practices, and other considerations pertinent to the legal collections process presented by third-party experts and SquareTwo personnel. In addition, we periodically invite each office’s senior leaders to meet with key members of our management team at our headquarters in Denver, Colorado.

Business Development and Purchasing Contracts

We have a dedicated Business Development team that consists of professionals who focus on sourcing charged-off and distressed receivable purchasing opportunities. This team actively maintains relationships with a significant majority of the leading issuers of domestic credit cards, commercial, and consumer loans in addition to relationships with a broad group of national and regional issuers of credit. Within this team, we have individuals who focus specifically on opportunities in the consumer, commercial, student loan and Canadian markets.

We are continuously improving the structure of our Business Development department as part of an effort to both broaden our relationships with institutions from which we have historically acquired charged-off receivables and to expand our active purchasing relationships with both national and regional financial institutions. Depending on whether an institution has historically sold its charged-off receivables, our sourcing efforts require different levels of education on our capabilities and the process of selling charged-off receivables. We believe the efforts of our Business Development team are important to enhancing our relationships with existing credit issuers and in forming effective partnerships with new credit issuers. In addition, we hold our Business Development team responsible for providing the executive management team with market insights, trends and competitive behavior.

We have developed longstanding relationships with a number of leading credit issuers including U.S. and Canadian credit card, consumer loan, student loan, and small business credit issuers. Historically, we have purchased assets from seven of the ten largest credit card issuers in the U.S. The average length of our relationships with our top ten sources of purchased debt is over ten years. In aggregate, we have purchased from over 40 different issuers of credit over the last three years as of December 31, 2014.

When we acquire a portfolio of charged-off receivables, there are generally two types of arrangements that we utilize. While a majority of our purchases occur through short-term forward flow agreements that provide for a range of purchased volumes at predetermined pricing on a monthly basis, we actively manage the risk associated with fixed pricing under these agreements. These contracts typically cover six months or less and can be generally canceled by the Company at its discretion with 30-60 days’ notice. Finally, our purchased debt agreements contain specific criteria around the credit quality and characteristics of the accounts we purchase to protect us from receiving future assets that do not conform to the product we evaluated to establish pricing. In addition to purchases under our short-term forward flow agreements, we regularly acquire charged-off receivable portfolios through individually negotiated transactions at spot market prices.

Account sales are no longer a part of our liquidation strategy. Historically, based on operational considerations, market pricing, or capacity constraints within our branch offices, we resold certain purchased debt accounts at various stages of their collection cycle. In addition, under the terms of our purchase contracts, we typically have recourse, or the right to return, certain accounts to the seller within a designated time period from the purchase date should the account not meet certain agreed upon requirements, including the accounts of customers who were deceased or bankrupt at the time of purchase.

Proprietary Technology and Analytics

Our proprietary debt distribution, portfolio management and collection system, eAGLE, is built on the latest Oracle® database, middleware and application framework technology to enhance performance, security, flexibility and scalability. The eAGLE platform is housed on Oracle's high performance database and application hardware platforms - ExaData and ExaLogic. This platform represents years of continuing development and investment in excess of $30 million. Each of our U.S. call centers and branch offices conduct all collection activities through eAGLE. Controls have been added into eAGLE which provide significant insight into and control over the actions of the call centers and branch offices, ensuring continuous regulatory compliance. eAGLE is a user friendly tool that enables a new or seasoned collector to collect debt using the latest collection techniques and information repositories and provides the data that we believe is necessary to enhance collections. Our eAGLE platform is designed as an asset management system as well as a collections platform. The system monitors and evaluates the performance of our call centers and branch offices and their individual collectors. The system also provides standard operating metrics to enhance performance and visibility on a daily, weekly and monthly basis for the call centers and branch offices. It allows us to track the data that we believe is necessary to efficiently allocate purchased debt to our call centers and branch offices based on state licensing requirements, historical collection success rates and other factors, and to move purchased debt within our branch offices (recalling and replacing accounts) to maximize performance. eAGLE is scalable, with the ability to expand our business operations while still maintaining rigorous internal controls, and it is built with architecture to provide flexibility for future operational and process changes that we may choose to implement. In addition to enabling an efficient, effective and continuously improving collection process, eAGLE was designed to capture data to help us better understand the market and debt performance, which further enhances our ability to acquire receivables. We believe that the eAGLE platform is a key competitive advantage for us relative to our primary competitors that utilize "off-the-shelf" or legacy platforms.

Our Decision Science team provides in-depth statistical analyses on the receivables we purchase to provide our management team with the data necessary to track and enhance performance at the call center and branch office level. These robust statistical models create accurate portfolio forecasts that, when combined with our reporting platform, provide the business leaders at our Company the data required to manage our business and to make decisions using real-time performance. The team has developed and implemented a structured projection model that generates portfolio-level cash flow expectations. The team also operates a grading model that utilizes multiple variables comprised of third party customer-level data, asset class information, and other details to determine internal account-level grades.

Risk Management, Compliance and Insurance

We operate in a regulated industry and have devoted significant resources to risk management and compliance. Our Office of Compliance, in conjunction with the Law and Regulatory Affairs department, is directly responsible for the design, management and implementation of our Compliance and Control Operational Framework. The Office of Compliance, under the direction of the Chief Compliance Officer, manages internal compliance and leads compliance within our Closed Loop Network. Once regulatory requirements are identified, the Office of Compliance identifies business processes, assesses risk and prioritization, defines specific policies, assigns responsibilities to process owners, establishes procedures and controls, engages in communication and training, and monitors and tests adherence to established compliance policies and remediates deficiencies.

Included in the Operational Framework is the independent monitoring of customer calls. This involves the independent scoring of calls and the reporting of those results to our Chief Compliance Officer. A heavy emphasis in this monitoring process surrounds the quality of the interaction between the parties on the telephone. We believe the customer experience is often a direct reflection of the quality of a call, and thus we evaluate and constantly work to improve these interactions. Failure to meet our standards could lead to financial penalties, could impact future placement of accounts, and could ultimately lead to termination of the branch office. The results of the call monitoring are used to provide insight to the call centers and branch offices on collector behavior and the training required to improve customer experiences.

The Office of Compliance also monitors and analyzes all customer disputes and complaints and reports its findings directly to the Company’s Board of Directors. We also leverage the experience of third-party law firms that have particular expertise in our industry to monitor important regulatory trends. We believe our business model of call centers and branch offices exclusive to our Company contributes to a two-pronged approach to compliance and risk management. In addition to our corporate efforts, our exclusive branch offices have a strong interest in compliance and actively oversee collection operations. As attorneys, they have a vested interest in compliance as any complaints at their offices could require the state bar association to investigate and thereby jeopardize their license. We believe that the resources and support we provide to our call centers and branch offices help them to provide customers a positive customer experience, and we view this as a competitive strength.

Our Law and Regulatory Affairs department manages our corporate licensing and tracks the licensing of our Closed Loop Network. The Law and Regulatory Affairs department also manages our insurance policies and claims on a company-wide basis. Our Closed Loop Network is required to report any actual or threatened claims to our Law and Regulatory Affairs department, which allows us to evaluate trends. In addition to internal legal resources, we regularly work with outside counsel to manage our exposure on specific claims. As a debt purchasing entity, we are periodically forced to defend claims that allege the violation of applicable state and federal law. We believe that we have obtained appropriate liability insurance policies to protect us from claims in this area. In addition, we have obtained insurance to help protect us from general and employee-related claims.

Prior to allowing any person employed by any call center or branch office to work on any of our owned or managed accounts, we require that such persons be screened for past criminal violations in addition to providing comprehensive training relating to the FDCPA and other statutes attendant to the collection of debt to ensure that those individuals attempting to collect on our accounts understand and meet their legal obligations. All corporate, call center, and branch office personnel also receive extensive training on applicable federal and state laws directed at protecting consumers.

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

Law and Regulatory Affairs Department

Our Law and Regulatory Affairs department, under the leadership of our General Counsel, manages general corporate governance; litigation; insurance; corporate transactions; intellectual property; contract and document preparation and review, including portfolio purchase documents and agreements with our branch offices; compliance with federal securities laws and other regulations and statutes; obtaining and maintaining insurance coverage; and in conjunction with our Customer Experience department, dispute and complaint resolution. In conjunction with our Office of Compliance, our Office of General Counsel is responsible for the implementation of our Code of Business Conduct. We have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical.

Our Law and Regulatory Affairs department also works closely with and provides guidance to Fresh View and our branch offices and assists with advising our staff in relevant areas including the FDCPA and other relevant laws and regulations. Our Law and Regulatory Affairs department regularly researches, and provides our Training Department, the Office of Compliance, Fresh View and our branch offices with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of and in compliance with changing laws and judicial decisions attendant to the collection process.

Employees

As of December 31, 2014 we had 428 employees, none of which are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. Of our 428 employees, 273 are employed by SquareTwo at our headquarters in Denver, Colorado. These employees consist of executive, operations, business development and corporate services personnel. Our executives develop and execute our corporate business plan. Our operations personnel oversee the development and operation of the branch offices. Our business development personnel acquire charged-off receivables. Corporate services supports our executives, operations and business development personnel through human resources, information technology, accounting, finance and legal support. Of our remaining 155 employees, 36 are employed at the offices of SquareTwo Canada in Newmarket, Ontario, and 119 are employed at the offices of Fresh View in Denver, Colorado and Overland Park, Kansas. The majority of the employees at both of these subsidiaries conduct recovery efforts.

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

Founded in 1996, KRG is a Denver-based private equity firm with approximately $4.3 billion of cumulative capital either deployed or available for future investment through its affiliated funds, including approximately $1.1 billion deployed since inception on behalf of equity co-investors. KRG specializes in investing in differentiated middle-market companies that focus on growth strategies tied to creating value for their customers. The firm seeks investment opportunities where KRG can partner with owners and operating managers who are committed to expanding their companies and becoming industry leaders. The result is a partnership that focuses on creating a larger enterprise through a combination of internal growth and complementary investments.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described in this section, which could adversely affect our business, results of operations, and financial condition.

We face intense competition that could impair our ability to maintain or grow our purchasing volumes and to achieve our goals.

The charged-off receivables purchasing market is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off receivables, third-party collection agencies, other financial service companies and credit issuers who may aggressively attempt to collect defaulted receivables internally, and other owners of debt that manage their own charged-off receivables. Some of these companies may have substantially greater numbers of collectors and financial resources and may experience lower collector turnover rates than our call centers or our branch offices. To the extent our competitors are able to better maximize recoveries on their assets or are willing to accept lower rates of return, we may not be able to grow or sustain our purchasing volumes or we may acquire portfolios at lower expected returns. We believe that several of our larger competitors have capital structures that result in a lower cost of funds for them, which may put us at a significant competitive disadvantage. Furthermore, some of our competitors may obtain alternative sources of financing at more favorable rates than those available to us, the proceeds from which may be used to fund expansion and to increase the amount of charged-off receivables they purchase.

Barriers to entry into the consumer debt collection industry vary based upon the business model deployed. In addition to our traditional industry competitors, over time we have seen several financial investors such as hedge funds and private equity firms invest in the direct acquisition of charged-off receivables or finance other competitors. Companies with greater financial resources than we have may elect to enter the charged-off-receivables purchasing business. We believe that the entrance of new market participants in our industry can lead to upward pricing pressure on charged-off receivables as a result of increased demand for charged-off receivables, but also because new purchasers may pay higher prices for the portfolios than more experienced purchasers would due to a lack of experience, data and analytics necessary to properly assess risks and return potential of the portfolios or a desire to add size to their existing operations. In addition, we believe that marginal competitors who struggle to purchase sufficient assets may pay prices for accounts that our analytical tools could not reasonably justify making it more difficult for us to purchase appropriate amounts of reasonably priced accounts. To the extent existing or new participants in our markets drive up pricing levels, we may decide to dramatically reduce our investment activity.

We have historically focused on purchasing recently charged-off, or "fresh," consumer receivables. We believe our competitors are working to improve their processes, pricing abilities, and collection techniques. We cannot guarantee that we will remain competitive with the increased and improved competition. Furthermore, the volume of fresh, charged-off credit card and consumer loan receivables volume may be impacted by the trends of underlying consumer credit issuance.

We believe that our substantial use of legal collections through our branch offices in the U.S. and third-party law firms in Canada has been a historical competitive advantage for us. We also believe that our competitors are increasingly focusing on legal collection. Their increased use of legal collection may impact the relative competitiveness of our business model, dilute the value of having customers contacted by collectors associated with attorneys, or increase the compensation we must provide to attract and retain collection attorneys within our branch offices.

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

Further, as the recovery period for accounts on which we pursue legal action or litigation requires longer lead times, we may not fully understand the impact of an economic downturn on our recovery rates until much later in the collection cycle. If economic growth lags normal rates of economic growth, consumer confidence is depressed, or unemployment or underemployment is elevated, the ability and willingness of consumers to pay their debts and, accordingly, our ability to collect on our receivables, could be adversely affected or be reduced, which could have a material and adverse effect on our results of operations and financial condition.

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

We may not recover the cost of investments in purchased charged-off receivables and be able to support operations.

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

We may not be successful in acquiring or collecting on receivables of new asset types.

We continually seek to diversify our revenue streams and therefore we may pursue the acquisition of charged-off receivables types not previously purchased by us. We may not be successful in acquiring such charged-off receivables or, if acquired, we may be unsuccessful in achieving our required return on such charged-off receivables which may have a material adverse effect on our results of operations and financial condition.

We are dependent upon our call centers and branch offices to service our charged-off receivables.

We are dependent upon the efforts of our call centers and branch offices to service and collect our charged-off receivables in accordance with legal requirements and our Fair Square Promise. Any failure by these call centers and branch offices to adequately perform collection services for us or to remit such collections to us could materially reduce our cash flows, income and profitability. To the extent these call centers or branch offices violate laws or other regulatory requirements in their collection efforts, it could also negatively impact us and we may not be aware of the risk or occurrence.

Since we rely on our call centers and branch offices for liquidation on the accounts, we are dependent on our and our branch offices’ ability to attract, hire, train and lead qualified employees. The collection industry, by its nature, is labor intensive and experiences a high employee turnover rate. Many of our call center and branch office employees receive modest hourly wages combined with a performance-based bonus and some of these employees are employed on a part-time basis. A higher turnover rate among these individuals would increase recruiting and training costs for us and our branch offices and could have a material and adverse impact on collections because we believe that experienced collection professionals generally tend to collect substantially more than inexperienced collections personnel. If we and our branch offices are unable to recruit and retain a sufficient number of employees with the appropriate skill sets, we would be forced to limit our growth or possibly curtail our operations or purchasing of debt portfolios. We have historically seen periods when we believe that our performance has been negatively impacted by the ability of our branch offices to hire, train, and retain the appropriate sized staff to manage the recovery efforts on our accounts.

Our branch offices account for a significant portion of our total recoveries.

Our branch offices provide a significant amount of our collections on purchased debt. Branch owners may own one or more branch locations. We may, from time to time, have concentrations with our largest owners. Although no branch owner accounted for more than 15% of our total collections during 2014, the loss of any one or more of our branch offices or branch owners could materially impact our collections capacity and the recovery rates on our accounts. We stagger the expiration dates of our contractual agreements with the branch offices to attempt to mitigate the risk of losing multiple offices at the same time.

It can take several years to realize cash returns on our investments in charged-off receivables, during which time we are exposed to a number of risks in our business.

It is possible to take in excess of 24 or 36 months for us to recoup the original purchase price of our investment in charged-off receivables after taking into consideration our direct and indirect operating costs, our financing costs, court costs, taxes and other factors. Currently, we typically underwrite our investments based on a projected return achieved in a period of not more than twelve years. During this period, significant changes may occur in the economy, the regulatory environment, our company, or our markets, which could lead to a substantial reduction in our expected returns or reduce the value of the accounts we have purchased. Given the multi-year payback period on substantially all of our purchases, we are exposed to the risk of any such changes for a significant period of time.

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

A significant percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers. The five largest sellers accounted for approximately 67% of our portfolio purchases in 2014 and 87% in 2013. While we have initiated efforts to continue to diversify our purchasing relationships, both within and outside the credit card industry, given the current concentration in the consumer credit card market, we expect significant levels of concentration to continue to exist in our business. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers of a quantity and quality of historical purchases.

The statistical models we use to project remaining cash flows from our charged-off receivables may prove to be inaccurate, which could result in reduced revenues or the recording of a valuation allowance if we do not achieve the recoveries forecasted by our models.

We use internally developed models to project the remaining cash flows from our charged-off receivables. These models and our Decision Science team are critical to determining the prices we are willing to pay for the portfolios that we acquire, the strategies that we use to pursue recovery on receivables, and selecting the accounts on which we will pursue legal recoveries. Our models consider known data about the accounts we acquire, including, among other things, our collection experience and changes in external factors impacting the customer, in addition to certain data elements known when we acquired the accounts. Because the historical collection experience may not reflect current realities, there can be no absolute assurance, however, that we will be able to achieve the recoveries forecasted by our models or that our models appropriately capture and weigh the important predictive elements or that all the models we create and use will yield correct or accurate forecasts. The foregoing notwithstanding, it is our belief that the models that we have generated appropriately reflect, to the extent possible, our estimates of expected reality. Our models are based in part on information provided to us by third parties. We have no control over the accuracy of such information. If our models are not accurate, it could lead us to pay too much for charged-off receivables, pursue the wrong collection techniques on accounts and experience lower liquidation rates or larger investments in court costs and operating expenses. Furthermore, if we are not able to achieve these levels of forecasted liquidations, valuation allowances may be recognized and our revenues and returns will be reduced. Any of these events may have a material and adverse impact on our results of operations and financial condition. Furthermore, if our models understate the full expected liquidations on the accounts, then we may not be able to be competitive in bidding on the accounts.

Our success depends on our senior leadership team, and if we are not able to retain them, it could have a material and adverse effect on us.

We are highly dependent upon the continued services and experience of our senior leadership team, including Paul A. Larkins, our President and Chief Executive Officer; John D. Lowe, our Chief Financial Officer; and Brian W. Tuite, our Chief Business Development Officer, as well as the managers and employees who report to these individuals. We depend on the services of our senior leadership team to, among other things, continue the development and implementation of our strategies, and to maintain and develop relationships with our branch offices and the issuers from whom we purchase charged-off receivables. We have employment agreements with each of these named individuals; however, these agreements do not and cannot assure the continued services of these officers. We have historically experienced voluntary and involuntary turnover of senior management personnel and can provide no assurance that such turnover will not happen in the future. To the extent such turnover occurs, it could have a material and adverse effect on our business, results of operations, and financial condition.

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

Uncontrolled growth could put additional emphasis on recruiting, training, managing and retaining our employees and the employees of our branch offices, and place a strain on management, operations, and financial resources. We cannot assure you that the existing infrastructure, facilities, call centers, branch offices and employees will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations and financial condition may be materially and adversely affected.

We may not be successful in recovering court costs.

We generally direct charged-off receivables for legal collection when we believe the related customer has sufficient assets to repay the indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our branch offices, we pay certain court costs. While these costs are typically expensed as incurred, our recovery estimates of these costs are factored into our cash flow projections used to determine our revenue recognition in accordance with the interest method, or level-yield method, of accounting. These court costs may be difficult to collect, and we may not be successful in collecting amounts we expected to collect. If we are not able to recover these court costs, this may have a significant impact on our results of operations and financial condition.

We may incur losses related to the collapse of a financial institution where we maintain deposits.

We maintain cash deposits with several financial institutions in the U.S. and Canada. We may have exposure with certain financial institutions to the extent our cash balances exceed the current maximum Federal Deposit Insurance Corporation coverage of $250,000 in the U.S., or CDN$100,000 maximum in Canada under the coverage provided by the Canada Deposit Insurance Corporation. If one of these financial institutions were to collapse, we may be unable to retrieve our deposits and may incur significant losses that would have an adverse effect on our results of operations and financial condition.

Exchange rate fluctuations could have an adverse effect on us.

Our Canadian subsidiaries, which acquire and service Canadian accounts only, conduct business in Canadian dollars, but we report their financial results in U.S. dollars. We are exposed to fluctuations in currency exchange rates as part of the translation of these financial results into U.S. dollars. In addition, we periodically repatriate and utilize excess cash held by our Canadian subsidiaries to pay down our U.S. borrowings under our senior revolving credit facility, which further increases our risk related to unforeseen negative currency exchange rate fluctuations. Fluctuations in currency exchange rates may have a material adverse effect on our results of operations or financial condition.

A portion of our borrowings have floating interest rates that may expose us to higher interest payments should interest rates increase substantially.

As of December 31, 2014, we had approximately $138.7 million of floating rate debt outstanding (primarily based on spreads above LIBOR or a base rate), which represents the outstanding balance of the senior revolving credit facility. Prior to the impact of any interest rates swaps or caps we may enter into in the future, each 25 basis point increase in interest rates could increase our annual cash interest expense by $125,000 for each $50 million of our base rate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a LIBOR floor of 1.00%, excluding our fixed margin, which is more fully described in our consolidated financial statements, and until certain LIBOR rates exceed 1.00%, the interest rates we pay on those loans per dollar borrowed will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. As our strategy is to fund our growth in purchasing with additional borrowings under the senior revolving credit facility, our exposure to floating interest rates is likely to increase. In addition, the senior revolving credit facility contains interest rate floors which will eliminate the benefit of interest rates below certain thresholds even though we will be negatively impacted by increased interest rates.

Our senior revolving credit facility matures in 2016

Borrowings under our senior revolving credit facility are a primary source of working capital which we use to purchase charged-off receivables, service our indebtedness, and fund our operations to generate long-term growth. Our senior revolving credit facility matures in April 2016 and at maturity the entire outstanding balance, together with accrued and unpaid interest will become due and payable. We may not have the ability to extend the maturity date, renegotiate the terms, or obtain replacement financing at favorable terms or at all and as a consequence our growth could be adversely impacted which could adversely affect our business, results of operations or financial position.

We may seek to make strategic acquisitions. Acquisitions involve additional risks that may adversely affect us.

From time to time, we, CA Holding or any of its other subsidiaries may seek to make acquisitions of businesses. We, CA Holding or any of its other subsidiaries may elect to borrow money, incur liabilities, or sell or issue stock to pay for future acquisitions and we, CA Holding or any of its other subsidiaries may not be able to do so on favorable terms, or at all. Additional borrowings and liabilities may have a material and adverse effect on our, CA Holding or any of its other subsidiaries' liquidity and capital resources. Our, CA Holding or any of its other subsidiaries' common stock is not publicly traded and potential sellers may be unwilling to accept equity in a privately held company as payment for the sale of their business. If potential sellers are not willing to accept equity as payment for the sale of their business, we, CA Holding or any of our other subsidiaries may be required to use more cash resources, if available, in order to continue with the potential acquisition.

Completing acquisitions involves a number of risks, including diverting management's attention from our daily operations, expenditures of other additional management, operational and financial resources, system conversions and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. We, CA Holding or any of its other subsidiaries might not be able to successfully integrate future acquisitions into our business or operate the acquired businesses profitably, and we, CA Holding or any of its other subsidiaries may be subject to unanticipated problems and liabilities of acquired companies. We, CA Holding or any of its other subsidiaries may also be unable to make acquisitions of businesses with key strategic capabilities if we, CA Holding or any of its other subsidiaries cannot secure financing or required approvals under our debt agreements or they are not available at favorable prices due to increased competition for these businesses which might adversely impact our competitive positioning in our industry.

Risks Relating to Compliance and Regulatory Matters

If we, or our branch offices, fail to comply with applicable government regulation of the collections industry, it could result in the suspension or termination of our ability to conduct business.

The collections industry is regulated under various U.S. federal and state and Canadian laws and regulations. Many states, as well as provinces in Canada, require that we, and our third-party collectors, be licensed as debt collection companies. Both the Federal Trade Commission ("FTC") and the Consumer Financial Protection Bureau (“CFPB”) each have the authority to investigate consumer complaints against debt collection companies, recommend enforcement actions, and seek monetary penalties. State regulatory authorities have similar powers. In addition, the CFPB has jurisdiction to conduct examinations of SquareTwo. Furthermore, we rely extensively on the attorneys affiliated with our branch offices to perform and supervise collection operations in a highly compliant fashion. Such attorneys are subject to regulation by their respective licensing and regulatory bodies. Failure to comply with applicable laws, regulations, and rules could result in further investigations and enforcement actions, and we could be subject to fines as well as the suspension or termination of our ability to conduct collections through our branch offices, which would have a material and adverse effect on our results of operations and financial condition.

In addition, new federal, state or foreign laws or regulations in the jurisdictions in which we or our branch offices operate, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities, or the activities of our branch offices, in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those government controls and regulations to which we are currently subject.

Late in 2013, the CFPB issued an Advance Notice of Proposed Rulemaking (the “ANPR”) pursuant to which it posed 162 questions addressing issues raised in the debt collection and purchasing markets. The expressed intention of the CFPB is to use the responses to the questions to guide it in the issuance of regulations governing these industries. The timing and content of these regulations and the impact of these regulations on the debt purchasing and debt collection industries remain uncertain. Depending on the ultimate content of the regulations, changes may need to be made in the operational approaches made by our call centers and branch offices.

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

The CFPB also has the ability to issue regulations interpreting the FDCPA that may adversely affect our business, results of operations, and financial condition. The CFPB may also take enforcement actions against either debt sellers or debt purchasers that could have adverse impacts on our industry generally and our business specifically. This Bureau may also impose requirements on credit card issuers that could create a disincentive for credit card issuers to sell these accounts.

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

A significant portion of our collections relies upon our success in individual lawsuits brought against consumers, which are inherently unpredictable, and our ability to collect on judgments in our favor.

We generate a significant portion of our cash flows and revenue by collecting on judgments that are granted by courts in lawsuits filed against customers. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, a decrease in the applicable statute of limitations, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations and financial condition. As we increase our use of legal channels for collections, our margins and recoveries may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may be subject to adverse effects of regulatory or judicial changes that we cannot predict.

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

We operate in a litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class actions under consumer credit, collections, and other laws. In certain situations, our current legal liability is limited by provisions of the Fair Debt Collections Practices Act. To the extent this act is amended or repealed in the future in a manner that eliminates the limitations on our liability for certain claims or to the extent that we are sued under laws that do not have these liability caps, we could face significantly larger litigation and claims expense going forward. We accrue for loss contingencies arising from litigation as they become probable and estimable; however, actual losses incurred by the Company may be higher than the amount accrued.  An unfavorable resolution to any litigation proceeding may adversely impact our results of operations or financial condition.

Our collections may decrease if bankruptcy filings increase or if bankruptcy laws change.

Our ability to recover on an account where the customer is subject to a Chapter 7 bankruptcy is substantially eliminated. During times of significant economic challenges, the amount of charged-off receivables generally increases and the amount of personal bankruptcy filings also increases. Under certain bankruptcy filings, a customer's non-exempt assets are sold to repay creditors. Because the charged-off receivables we are attempting to collect are generally unsecured or secured on a second- or third-priority basis, we often would not be able to collect on those receivables if a customer files for bankruptcy and secured creditors have a claim on the customer's assets. As a result, our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business, in which case, our results of operations and financial condition could suffer.

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

Our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, computer viruses, or similar events. Our call centers and branch offices use common Voice over IP ("VOIP") technology and services to make calls to our customers that are also subject to disruption. Although disaster recovery provisions are in place, disruptions to these services affect our ability to make phone calls and thus communicate with the customer base and generate revenue. Our business is also materially dependent on services provided by various Internet service providers and local and long distance telephone companies. Furthermore, our ability to use telecommunications systems to contact customers is limited by laws, rules, and regulations. If our equipment or systems cease to work or become legally unavailable, if there is any change in the telecommunications market that would affect our ability or our branch offices' ability to obtain favorable rates on communication services, or if there is any significant interruption in internet or telephone services, we may be prevented from providing services and our call centers or branch offices may not be able to collect on the charged-off receivables we have purchased. Because we generally recognize revenue and generate operating cash flow primarily through collections, any failure or interruption of services and collections would mean that we, and our branch offices, would continue to incur payroll and other expenses without any corresponding income.

Each of our call centers and branch offices is required to conduct all collection activities through our proprietary collections platform called eAGLE. We maintain eAGLE through internal resources and are not typically able to rely on third-party providers to remedy systems issues or errors. As the eAGLE platform is highly complex, we may also discover future errors in existing or newly created proprietary software coding that could have material and adverse impacts on our business or require substantial investments to remedy, or which we may not be able to remedy at all. We cannot be assured that our level of development documentation for eAGLE is comparable to that on third-party software packages and we may have certain employees that possess important, undocumented, knowledge of our systems. If any such employee no longer works for us, our ability to maintain, repair or modify our collections platform may be limited.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations, and financial condition.

Our databases contain personal data of our customers, including credit card and healthcare information. This information includes, but is not limited to (i) personal information relating to the customer, such as name, social security number and credit card account number; (ii) location information relating to the location and telephone numbers for the customer and (iii) account specific information such as the date of issuance of the card, charge-off date and charge-off balance for the card. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches, and deter suppliers from selling charged-off receivables to us or clients from placing charged-off receivables with us on a contingency basis. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. As each call center and branch office has access to our collections platform and this confidential information, we may also be subject to security breaches at these locations. Any failures in our or our branch offices' security and privacy measures could adversely affect our business, results of operations, and financial condition.

If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to enable our call centers and branch offices to identify and contact large numbers of customers and to record the results of the collection efforts on our owned and managed portfolios. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis, or if we do not have the capital resources available to invest in new technologies, our business could suffer.

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

Risks Relating to Accounting and Controls

We generally account for purchased charged-off receivables revenues using the interest method, or level yield method, of accounting in accordance with GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. If the timing is delayed or the actual amount recovered by us is materially different from our estimates, it could cause us to recognize valuation allowances, and negatively impact our earnings.

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

Purchased debt portfolios with similar economic characteristics accounted for under the level yield method are accumulated into static pools on a quarterly basis. Under the level yield method of accounting, cash proceeds on each static pool are allocated to revenue and to reduce the carrying value (purchased debt line item on our consolidated balance sheets) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life up to 144 months. As described below, if cash proceeds for a purchase deviate from the forecast in timing or amount, then we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

Application of the level yield method of accounting requires the use of estimates, primarily estimated remaining cash proceeds, to calculate a projected IRR for each pool. These estimates are primarily based on historical experience and our proprietary models. The expected trends of each pool are analyzed at least quarterly. If future cash proceeds are materially different in amount or timing than the original estimate, earnings could be affected, either positively or negatively. Higher cash proceeds, or cash proceeds that occur sooner than projected cash proceeds, will have a favorable impact and may result in a reversal of valuation allowances or an increase in the IRR, thereby increasing revenues. Lower cash proceeds, or cash proceeds that occur later than projected, will have an unfavorable impact and may result in a valuation allowance being recorded, thereby decreasing revenues. As the accounting required under the level yield method of accounting treats current or projected underperformance as a current charge and current or projected overperformance as a prospective increase in revenue recognition, it can create increased volatility in our financial statements as there is no effective netting of over and underperforming pools. We believe the charged-off receivables we acquire will continue to exhibit variability that will make continued valuation allowances probable in our business. We believe this variability is accentuated in periods of changing economic environments as is evidenced by the level of valuation allowances we recorded in 2008 through 2011, some of which have been partially reversed in 2012 through 2014.

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

Goodwill and other intangible assets represented 38.2% of our total assets at December 31, 2014. If goodwill or the other intangible assets, including our network of branch offices, are deemed to be impaired, we will need to take a charge to earnings.

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

Our other intangibles include the value of our network of regional branch offices, which was valued as part of purchase accounting applied at the date of CA Holding's acquisition of SquareTwo during 2005. The branch office intangible asset was determined to have an indefinite life, and is tested annually for impairment, or more frequently, if events or changes in circumstances indicate impairment. We also annually evaluate the remaining useful life of the branch office intangible to determine whether events and circumstances continue to support the indefinite life assertion. We make significant assumptions to estimate the future cash flows used to determine the fair value of the network of branch offices. If the branch offices can no longer contribute materially to our profitability, the future cash flows expected to be generated by the network of branch office may be less than the carrying amount, and an impairment charge may be recorded. If the remaining useful life is deemed to no longer be indefinite, we may amortize the remaining book value over the estimated useful life.

We may be subject to examinations and challenges by tax authorities.

Our industry is relatively unique and, as a result, there is not a set of well-defined laws, regulations, or case law for us to follow that matches our particular facts and circumstances for certain tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice, and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions, the allocation of income among tax jurisdictions, and inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, we may be required to pay additional taxes and/or penalties which may be substantial, and could have a material and adverse effect on our result of operations and financial condition. Due to the differences in our tax and GAAP financial statements, we also expect to continue to generate deferred tax asset balances on our financial statements. To the extent we cannot satisfy the "more likely than not" requirement that we are confident these assets will be used in a reasonable time frame, we may be required to record valuation allowances against these assets as we did in the years ended December 31, 2014, 2013, and 2012.

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

If we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results and to comply with the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, creditors and investors may lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business and could subject us to regulatory scrutiny.

We are required to file Annual Reports on Form 10-K and are registered with the SEC. Our Annual Reports include management's certification of establishing and maintaining disclosure controls and procedures. We cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses". Compliance with these reporting requirements is expensive and time consuming. If in the future we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting, and would likely be in default under certain of our borrowing agreements. Meeting these requirements may result in a significant increase in costs for us. In addition, any failure to establish an effective system of internal control over financial reporting could cause our current and potential creditors and investors to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

Other Risks

We are controlled by an investor group led by KRG, a private equity firm, and its affiliates, whose interests may not be aligned with those of our note holders.

Under the stockholders agreement of our parent corporation, CA Holding, KRG has a contractual right to appoint a majority of the CA Board and thereby has the power to control our affairs and policies through its control of CA Holding, including but not limited to the power of appointment or removal of management, the issuance of additional stock, stock repurchase programs and the declaration and payment of dividends. This majority control means CA Holding must consent to the entering into of mergers, sales of substantially all our assets and certain other transactions.

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

As of December 31, 2014, we have approximately $430.4 million aggregate principal amount of outstanding indebtedness, of which substantially all is senior debt, and of which approximately $138.7 million is effectively ranked senior to the outstanding notes to the extent of the assets securing such debt.

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

• engage in transactions with affiliates; and

• sell or transfer certain assets.

The senior revolving credit facility also includes restrictions on our ability, among other things, to make capital expenditures; to make changes in the nature of our business; to enter into acquisitions, reorganizations and recapitalization; to make guarantees; and to make debt repayments and requires us to maintain certain financial performance ratios. A payment default or an acceleration of indebtedness thereunder as a result of an event of default under the senior revolving credit facility would give rise to an event of default under the indenture governing the notes, which would entitle the note holders to exercise the remedies provided in the indenture, subject to the restrictions and other provisions set forth in the intercreditor agreement.

A default under any of the agreements governing our indebtedness could result in a default and acceleration of indebtedness under other agreements.

Our senior revolving credit facility contains cross default provisions whereby a default under the indenture governing the notes could result in a default and acceleration of our repayment obligations under our senior revolving credit facility. If a cross-default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance such indebtedness. Even if new financing were available, it may not be on commercially reasonable terms or acceptable terms. If some or all of our indebtedness is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.

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

In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior revolving credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior revolving credit facility to avoid being in default. If we breach our covenants under our senior revolving credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior revolving credit facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. In any such event, the lenders under our senior revolving credit facility and the holders of certain hedging obligations would be entitled to be repaid with the proceeds of the sale of any collateral prior to the note holders.

The right to receive payment on the notes is structurally subordinated to the obligations of our non-guarantor subsidiaries.

The notes are jointly and severally guaranteed on a senior secured basis by substantially all of our existing and future domestic subsidiaries that guarantee, or are otherwise obligors with respect to, indebtedness under our senior revolving credit facility. Although CA Holding and our Canadian subsidiaries guarantee our obligations under our senior revolving credit facility, they do not guarantee our obligations under the notes. Our non-U.S. subsidiaries are not required by the indenture to guarantee the notes. Our non-guarantor subsidiaries are separate and distinct legal entities with no obligation to pay any amounts due pursuant to the notes or the guarantees of the notes or to provide us or the guarantors with funds for our payment obligations. Our cash flow and our ability to service our debt, including the notes, depend in part on the earnings of our non-guarantor subsidiaries and on the distribution of earnings, loans or other payments to us by these subsidiaries. Our non-guarantor subsidiaries represented approximately 7.6% of our total assets and approximately 0.8% of our liabilities as of December 31, 2014, and represented approximately 10.9% and approximately 14.6% of our consolidated revenue and Adjusted EBITDA, respectively, for the year ended December 31, 2014.

The notes are structurally subordinated to all current and future liabilities, including trade payables, of our subsidiaries that do not guarantee the notes, and the claims of creditors of those subsidiaries, including trade creditors, have priority as to the assets and cash flows of those subsidiaries. In the event of a bankruptcy, liquidation, dissolution or similar proceeding of any of the non-guarantor subsidiaries, holders of their liabilities, including their trade creditors, will generally be entitled to payment on their claims from assets of those subsidiaries before any assets are made available for distribution to us or our guarantor subsidiaries. As of December 31, 2014, the non-guarantor subsidiaries had no indebtedness, excluding intercompany indebtedness.

The lenders under our senior revolving credit facility have the discretion to release the guarantors under the senior revolving credit facility in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.

While any obligations under our senior revolving credit facility remain outstanding, any guarantee of the notes may be released without action by, or consent of, any note holder or the trustee under the indenture governing the notes if the related guarantor is no longer a guarantor of obligations under the senior revolving credit facility or certain other indebtedness. The lenders under the senior revolving credit facility or such other indebtedness have the discretion to release the guarantors under the senior revolving credit facility in a variety of circumstances. Note holders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes.

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

Note holders do not control decisions regarding collateral.

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

The collateral securing the notes is subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the trustee for the notes and the second lien collateral agent and any other creditors that have the benefit of first liens on the collateral securing the notes from time to time, whether on or after the date the notes are issued. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the notes as well as the ability of the second lien collateral agent to realize or foreclose on such collateral.

We believe our purchased debt accounts represent the significant majority of our collateral value. These assets, in particular, may be subject to significant changes in value due to economic or regulatory trends. In addition, it may be challenging for note holders to realize the value of our purchased debt collateral as these are financial assets, not physical assets, and represent liabilities of consumers who have defaulted on their obligations. Charged-off receivables typically decline in value over time. Due to the priority of the first lien security interests, and the provisions of the intercreditor agreement, note holders may not be able to take action on the collateral prior to it declining in value. To realize the value of the collateral, note holders may need to rely on third-party collection resources. In the event of a liquidation or winding up of our business, our branch offices may not be willing to continue to pursue recovery efforts on our accounts or may require us to increase the fees we pay them to do so. If we had to rely on third parties outside of our branch offices, we may not be able to access attorney-based collections or may be required to provide significant upfront investments in expenses. Furthermore, the institutions from which we acquire charged-off receivables may be unwilling to provide us with the account level documentation we would need to successfully pursue litigation on accounts which may significantly reduce the realizable value of the collateral.

The value of the collateral at any time will also depend on the availability of suitable buyers. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. We cannot assure note holders that the fair market value of the collateral as of the date of this Annual Report on Form 10-K exceeds the principal amount of the debt secured thereby. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, the failure by us and our branch offices to adequately collect on such assets, competition, regulatory or judicial changes, unforeseen liabilities and other future events. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by note holders from the sale of the collateral securing the notes and the obligations under the notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables. Additionally, if a bankruptcy case is commenced by or against us, if the value of the collateral is less than the amount of principal and accrued and unpaid interest on the notes and all other senior secured obligations, interest may cease to accrue on the notes from and after the date the bankruptcy petition is filed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located on leased property at 4340 South Monaco Street, Second Floor, Denver, Colorado 80237. We own no real property. The following table sets forth certain information regarding our leased facilities as of December 31, 2014.

Location	Principal Use	Reporting Segment	Type	Square Footage	Lease Expiration Date
Denver, CO	Headquarters	Domestic	Office	75,232	October 31, 2016
Denver, CO	Call Center	Domestic	Office	18,687	October 31, 2016
Overland Park, KS	Call Center	Domestic	Office	4,138	December 31, 2017
Newmarket, Ontario	Canadian Operations	Canada	Office	6,651	September 30, 2018
Montreal, Quebec	Canadian Operations	Canada	Office	1,352	April 30, 2019

Item 3. Legal Proceedings.

From time to time the Company is a defendant in ordinary routine litigation alleging violations of applicable state and federal laws by the Company or the branch offices acting on its behalf that is incidental to our business. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging and continually changing, both for the Company, our branch offices and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. Management believes the range of reasonably possible loss for outstanding claims beyond those previously accrued is between zero and $1.5 million. The Company accrues for loss contingencies as they become probable and estimable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for the Company's common stock. The Company had one record holder of common stock on March 4, 2015. The Company did not declare or pay any dividends during the fiscal years ended December 31, 2014, 2013, and 2012.

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

	Year Ended December 31,
($ in thousands)	2014	2013	2012	2011	2010
Revenues
Purchased debt revenue, net	$247,035	$337,578	$353,360	$227,068	$116,102
Other revenue	56	675	917	3,771	14,874
Total revenues	247,091	338,253	354,277	230,839	130,976
Expenses
Purchased debt expense	147,813	189,184	197,067	153,703	104,985
Court costs, net	34,719	40,155	37,317	26,280	20,587
Salaries and payroll taxes	30,552	26,348	26,136	25,644	24,139
General and administrative	14,457	14,418	12,653	10,209	10,605
Depreciation and amortization	6,883	7,986	6,860	5,264	5,517
Total operating expenses	234,424	278,091	280,033	221,100	165,833
Operating income (loss)	12,667	60,162	74,244	9,739	(34,857)
Other expenses
Interest expense	44,217	45,984	48,456	49,113	45,982
Other expense (income)	440	3,872	(2,261)	(1,058)	3,697
Total other expenses	44,657	49,856	46,195	48,055	49,679
(Loss) income before income taxes	(31,990)	10,306	28,049	(38,316)	(84,536)
Income tax (expense) benefit	(5,950)	(5,243)	(5,435)	(2,805)	11,012
Net (loss) income	$(37,940)	$5,063	$22,614	$(41,121)	$(73,524)
Statement of Financial Position Data:
Cash and cash equivalents	$15,677	$9,379	$7,538	$2,657	$1,864
Purchased debt, net of valuation allowance	222,700	274,357	251,682	243,413	225,694
Total assets	448,087	498,404	480,236	470,594	466,955
Debt, including capital leases	430,382	437,427	423,519	437,637	402,663
Total equity (deficiency)	(23,306)	16,994	13,039	(10,044)	30,925
Operating and Other Data:
Total cash proceeds on purchased debt	$420,132	$563,709	$608,017	$470,680	$337,080
Purchases—total, face	1,223,860	2,823,674	3,755,448	3,895,875	4,312,607
Purchases—total, price	126,747	258,110	272,757	267,704	171,823
Purchases—total, price (%)	10.4%	9.1%	7.3%	6.9%	4.0%
Capital expenditures(1)	4,747	5,012	5,536	4,416	4,357
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

Our Company

We are a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the United States (U.S.) and Canada. We believe that we are one of the largest purchasers of "fresh" charged-off credit card and consumer loan receivables in the U.S. The act of charging off an account is an action required by banking regulations and is an accounting action that does not release the obligor on the account from his/her responsibility to pay amounts due on the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

Our business model leverages our analytic expertise, technology platform, and in the U.S., a unique combination of SquareTwo-owned call centers operating under the d/b/a name Fresh View Solutions (“Fresh View”) and a network of regional law offices, also referred to as “branch offices,” exclusively dedicated to SquareTwo. We refer to our U.S. operating business model as the “Closed Loop Network” as all newly acquired customer accounts are managed within our centralized, proprietary technology platform called eAGLE, regardless of where an account is in its lifecycle. This integrated account management system and the Closed Loop Network allow us to achieve the highest level of information security and data accuracy, as well as provide a uniform customer experience during every stage of collections regardless of location. And we utilize non-exclusive law firms to liquidate legacy customer commitments, for collections on accounts where legal judgments and payment plans had been established prior to the formation of our Closed Loop Network. Lastly, in Canada, where we exclusively service our Canadian customers, we utilize a company-owned call center as well as third-party non-legal and legal collection firms.

Our focus throughout the recovery process is on the customer, and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their contractual obligations actually satisfy their obligations. In 2014 alone we helped approximately 300,000 customers make progress on their financial obligations and, we believe, improve their financial health through assisting them in resolving their contractual obligations. In accordance with our commitment to customer service and respect, which we have labeled the “Fair Square Promise”, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe allows us to liquidate more effectively.

From 1999, our first full year of purchasing debt, to December 31, 2014, we have invested approximately $2.6 billion in the acquisition of charged-off receivables, representing over $37.9 billion in face value of accounts. From 1999 to December 31, 2014, we have grown our business from $8.7 million to $420.1 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 27%.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our invested dollars since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of December 31, 2014 of $7.5 billion (active face value) will generate approximately $591.4 million in gross cash proceeds. We refer to this as estimated remaining proceeds ("ERP"). We expect to receive approximately 79.8% of these proceeds within the next 36 months starting January 1, 2015. In addition, we expect our Canadian owned charged-off receivables of $1.2 billion (active face value) to generate approximately $63.5 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $654.9 million as of December 31, 2014. These expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our U.S. Closed Loop Network

Recovery efforts on all newly acquired U.S. purchased debt are managed by our Closed Loop Network, a combination of our Fresh View call centers and a network of branch offices exclusively dedicated to SquareTwo. Historically, our branch offices were the primary channel for recovery work on our behalf. At the beginning of the fourth quarter of 2014, we significantly expanded our asset recovery options in the U.S by opening our second company-owned call center which is dedicated to consumer accounts. The majority of newly acquired accounts will be placed for collection with Fresh View as we continue to build out our company-owned call centers. Legal recovery operations will continue to progress as necessary through our dedicated legal channel.

The expansion of our collection capabilities through Fresh View enables us to satisfy a wide array of our bank clients’ needs while helping SquareTwo remain a leader in compliance. Regardless of where in our Closed Loop Network we place an account, either with Fresh View or with one of our branch offices, all customer account information and collection activity is managed within eAGLE, our proprietary integrated account management system, and in accordance with a standardized set of comprehensive policies and operational procedures, which we refer to as our “Compliance Management System.” This ensures that regardless of the chosen recovery option, we provide a uniform customer experience and a consistent approach to delivering the Fair Square Promise. In addition, our Closed Loop Network business model creates valuable operating efficiencies and synergies, which we believe will translate to improved financial performance in the future.

For accounts placed with our network of regional branch offices, the branch performs recovery work exclusively on our behalf and utilizes our account management system in accordance with specified contractual arrangements. Our contractual agreements with the branch offices typically span three to seven years and have staggered maturities between 2015 and 2018. The contractual agreement provides the branch office with a license to use our proprietary collection software and obligates them to pay us a royalty fee for each dollar collected.

We are under no obligation to provide accounts to any branch office. We pay these offices a recovery fee, which varies based upon their performance against our return assumptions and is subject to adjustment based upon the performance against our operational and compliance standards. These include providing a positive customer experience within the context of the Fair Square Promise and our Compliance Management System, and conformance with legal and regulatory requirements. We have historically allocated accounts to our branch offices based on capacity, geographic coverage, and their performance against our return expectations and adherence to operational and compliance requirements.

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

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of purchased debt assets which are driven by cash proceeds from non-legal collections, legal collections, court cost recoveries, sales, recourse and bankruptcy. In addition, we earn royalties from our branch offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE.

Expense

Purchased Debt Expense

Purchased debt expense represents direct and indirect costs of collections related to our purchased debt. In the U.S., the majority of our direct expenses represent the fees that we pay to our branch offices based on their collections on our U.S. purchased debt. The fee we pay to our branch offices varies depending on the age and type of purchased debt and certain network performance targets and other operational factors. Purchased debt expense in the U.S. also includes all costs related to our call centers, as well as legal compliance costs and certain other indirect operating and branch office costs. In Canada, purchased debt expense includes the cost of our collectors as well as fees paid to outside agencies with whom we place certain accounts.

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

Costs to Collect

We consider our true costs to collect on our purchased debt accounts to include purchased debt expense and gross court costs. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes.

Salaries and Payroll Taxes

Salaries and payroll taxes include all employment-related expenses, including salaries, wages, bonuses, insurance, payroll taxes and benefits, except those associated with our call centers which are included in Purchased Debt Expense.

General and Administrative

General and administrative expenses consist of rent, utilities, marketing, information technology, property and other miscellaneous taxes, office, travel and entertainment, accounting and payroll services, consulting fees, licenses, and general insurance.

Depreciation and Amortization

We incur depreciation related to our property and equipment. We incur amortization on the value of our internally developed proprietary collection platform, eAGLE, which is used by our call centers and branch offices.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Purchasing Activity

The following table summarizes the purchasing activity for the year ended December 31, 2014 ("2014") compared to the year ended December 31, 2013 ("2013"):

	Year Ended
Purchasing Activity ($ in thousands)	December 31,
	2014	2013	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face	$714,681	$1,572,612	$(857,931)	(54.6)%
Price	101,102	197,420	(96,318)	(48.8)%
Price (%)	14.1%	12.6%
Credit Card/Consumer Loan - Non-Fresh(1)
Face	284,554	800,694	(516,140)	(64.5)%
Price	14,346	40,912	(26,566)	(64.9)%
Price (%)	5.0%	5.1%
Other(2)
Face	224,625	450,368	(225,743)	(50.1)%
Price	11,299	19,778	(8,479)	(42.9)%
Price (%)	5.0%	4.4%
Purchased Debt - Total
Face	$1,223,860	$2,823,674	$(1,599,814)	(56.7)%
Price	126,747	258,110	(131,363)	(50.9)%
Price (%)	10.4%	9.1%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, medical, and other purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $0.7 billion of face value receivables at a price of $101.1 million during 2014, compared to $1.6 billion of face value receivables at a price of $197.4 million in 2013. Our average price for credit card/consumer loan - fresh purchases increased from 12.6% to 14.1%. The decrease in purchasing and the increase in price are primarily due to a decreased supply from certain financial institutions, which we attribute to their anticipation and implementation of expected rules to be promulgated by the CFPB. Anticipated regulations continue to be the focus of the industry as a whole, and in particular a few large sellers continue to focus on reviewing internal compliance activities as well as the compliance capabilities of their select group of approved buyers, rather than returning to their historical sales volumes.

While we maintained a disciplined acquisitions strategy, we did accept lower returns on certain purchases relative to prior years. Refer to the Supplemental Performance Data for further information regarding purchases made during 2014.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $284.6 million of face value receivables at a price of $14.3 million during 2014, compared to $800.7 million of face value receivables at a price of $40.9 million during 2013. The decrease was due to a reduction in the supply of charged-off receivables in the U.S. similar to credit card/consumer loan - fresh.

Other

Other purchases consist of commercial, student loan, and other various asset classes. Other purchases were $224.6 million in face at a price of $11.3 million during 2014, compared to $450.4 million in face at a price of $19.8 million in 2013, representing a decrease of 50.1% in face and a decrease of 42.9% in capital deployed. These decreases were primarily driven by a decrease in face value and capital deployed for student loan purchases. We deploy capital into the other category as part of our diversification strategy and only if the anticipated return exceeds our targeted return thresholds.

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are non-legal collections, legal collections, the reimbursement of court costs, bankruptcy proceeds, returns of non-conforming accounts (which we refer to as recourse), and sales.

The following table summarizes the cash proceeds activity for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended
	December 31,
Cash Proceeds ($ in thousands)	2014	2013	$ Variance	% Variance
Credit card/consumer loan collections
Non-legal collections	$184,974	$306,222	$(121,248)	(39.6)%
Legal collections	207,420	212,529	(5,109)	(2.4)%
Other collections(1)	21,385	23,198	(1,813)	(7.8)%
Total collections	413,779	541,949	(128,170)	(23.6)%
Sales, recourse & bankruptcy proceeds	6,353	21,760	(15,407)	(70.8)%
Total cash proceeds on purchased debt	$420,132	$563,709	$(143,577)	(25.5)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, medical, and other accounts.

Credit Card/Consumer Loan Collections

Non-legal Collections

Credit card and consumer loan non-legal collections were $185.0 million during 2014 compared to $306.2 million during 2013, representing a decrease of $121.2 million or 39.6%. This decrease is driven primarily by lower face value of purchases in 2013 and 2014 and therefore less inventory in the non-legal channel. Credit card/consumer loan non-legal collections represented 44.0% and 54.3% of total cash proceeds on purchased debt in 2014 and 2013, respectively.

Legal Collections

Credit card and consumer loan legal collections were $207.4 million during 2014 compared to $212.5 million during 2013, representing a decrease of $5.1 million or 2.4%. Legal collections were largely unaffected by the lower purchases in 2013 and 2014 due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced. Credit card/consumer loan legal collections represented 49.4% and 37.7% of total cash proceeds on purchased debt in 2014 and 2013, respectively.

Other Collections

Other collections were $21.4 million during 2014 compared to $23.2 million during 2013, a decrease of $1.8 million or 7.8%. The decrease in other collections was primarily a result of decreases in student loan and medical collections. The decrease in student loan collections is due to a reduction in student loan purchasing since 2013. Also, the Company is no longer pursuing purchases of medical accounts and has not purchased any medical portfolios since the first quarter of 2013.

Sales, Recourse, and Bankruptcy Proceeds

Sales, recourse, and bankruptcy proceeds were $6.4 million during 2014 compared to $21.8 million in 2013. Historically, based on operational considerations, market pricing, or capacity constraints within our branch offices, we resold certain purchased debt accounts at various stages of their collection cycle. However, account sales are no longer a part of our core liquidation strategy.

Consolidated Results

The following table summarizes the results of our operations for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended
	December 31,
Consolidated Results ($ in thousands)	2014	2013	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$247,035	$337,578	$(90,543)	(26.8)%
Other revenue	56	675	(619)	(91.7)%
Total revenues	247,091	338,253	(91,162)	(27.0)%
Expenses
Purchased debt expense	147,813	189,184	(41,371)	(21.9)%
Court costs, net	34,719	40,155	(5,436)	(13.5)%
Salaries and payroll taxes	30,552	26,348	4,204	16.0%
General and administrative	14,457	14,418	39	0.3%
Depreciation and amortization	6,883	7,986	(1,103)	(13.8)%
Total operating expenses	234,424	278,091	(43,667)	(15.7)%
Operating income	12,667	60,162	(47,495)	(78.9)%
Other expenses
Interest expense	44,217	45,984	(1,767)	(3.8)%
Other expense	440	3,872	(3,432)	(88.6)%
Total other expenses	44,657	49,856	(5,199)	(10.4)%
(Loss) income before income taxes	(31,990)	10,306	(42,296)	(1)
Income tax expense	(5,950)	(5,243)	(707)	(13.5)%
Net (loss) income	$(37,940)	$5,063	$(43,003)	(1)
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $247.0 million during 2014 compared to $337.6 million during 2013, a decrease of $90.5 million or 26.8%. The change was predominantly driven by a $69.3 million decrease in gross revenue on level yield assets. Increased purchase prices led to lower return expectations on certain 2013 and 2014 purchases, which resulted in a decrease in the weighted average internal rate of return ("IRR"). Furthermore, the average carrying value of level yield purchased debt assets decreased from $242.6 million to $230.5 million. Gross revenue on cost recovery assets decreased $8.2 million which was in line with the decrease in cost recovery proceeds due to an older base of existing non-commercial assets accounted for under the cost recovery method of accounting.

Also contributing to the decrease in purchased debt revenue, net was the change in the valuation allowance. During 2014 we recorded $1.8 million in net non-cash valuation allowances primarily related to certain of our older cost recovery portfolios compared to $6.6 million in net reversals in 2013 primarily related to overperformance on 2007 and 2008 level yield pools relative to previously reduced expected proceeds.

In addition, purchased debt royalties decreased $4.7 million, or 44.8%, which was a direct result of a 42.2% decrease in domestic non-legal collections.

Purchased Debt Expense

Purchased Debt Expense was $147.8 million during 2014 compared to $189.2 million during 2013. Purchased debt expense decreased 21.9%, which was primarily attributable to a decrease of 23.6% in total collections on purchased debt. In addition, this line item included $4.9 million of expense in 2013 related to the termination of five branch office relationships and license agreements. Partially offsetting these decreases was an increase in expense associated with the launch of our U.S. consumer call center in the fourth quarter of 2014.

Court Costs, Net

Court costs, net were $34.7 million in 2014 compared to $40.2 million in 2013. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several years. We estimate that we recover in excess of one-third of all court costs expended. The decrease in court costs, net was due to lower lawsuit volumes in 2014 compared to 2013.

Costs to Collect

We refer to the costs related to the collection of purchased debt as our "costs to collect", which includes purchased debt expense and gross court costs. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections.

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the years ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended
	December 31,
Costs to Collect ($ in thousands)	2014	2013	$ Variance	% Variance
Total collections	$413,779	$541,949	$(128,170)	(23.6)%

Costs to collect(1)(2)	183,755	225,818	(42,063)	(18.6)%
Costs to collect as a % of collections	44.4%	41.7%

Costs to collect excluding court costs(2)	147,813	184,284	(36,471)	(19.8)%
Costs to collect excluding court costs as a % of collections	35.7%	34.0%
(1)    Excludes court cost recoveries of $1.2 million and $1.4 million, respectively, to arrive at gross court costs.

(2)    Excludes termination fees of $4.9 million in 2013.

The increase in costs to collect as a % of collections was partially due to the mix of legal collections as a % of total collections having increased from 39.2% in 2013 to 50.1% in 2014 as well as an increase in court costs as a % of collections. In addition, the increase is partially due to an increase in expense associated with the launch of our U.S. consumer call center in the fourth quarter of 2014.

Salaries and Payroll Taxes

Salaries and payroll taxes were $30.6 million in 2014, compared to $26.3 million in 2013. The increase was primarily driven by an increase in headcount as well as increased salaries and incentive compensation.

Depreciation and Amortization

Depreciation and amortization was $6.9 million in 2014, compared to $8.0 million in 2013. The decrease primarily related to an increase in the useful life of our proprietary collection system, eAGLE.

Interest Expense

Interest expense was $44.2 million in 2014, compared to $46.0 million in 2013. The decrease was primarily due to lower outstanding balances on the revolving credit facility in 2014 compared to 2013 as well as lower applicable interest rates effective April 30, 2013.

Other Expense

Other expense was $0.4 million in 2014, compared to $3.9 million in 2013. Other expense recognized in 2013 primarily consisted of charges related to the harmonized sales tax ("HST") assessment in Canada. In addition, in 2013 we prepaid and satisfied all future obligations under a residual interest arrangement with a former lender for $1.2 million which is included in other expense.

Income Tax Expense

For the year ended December 31, 2014, the combined state, federal and Canadian tax expense from operations was$6.0 million, compared to $5.2 million for the same period in 2013. Tax expense in 2014 was comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5%, U.S. state income tax expense of $0.5 million, and $1.5 million deferred expense related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2014 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at December 31, 2014.

Under IRC Section 956, the pledge of Canadian assets, resulting from Amendment No. 5 to the revolving credit agreement, generates taxable income in the U.S. equal to the lesser of the outstanding amount of borrowings being guaranteed or the accumulated undistributed earnings and profits (“E&P”) of the Canadian entities that have pledged assets. In accordance with accounting for income taxes, the Company had previously asserted to permanently reinvest its Canadian E&P up through the year ended December 31, 2012, and accordingly, it has not accounted for those earnings as part of its provision for income taxes at December 31, 2013 or before. As a result of the foreign pledge of assets during the quarter ended June 30, 2014, the Company no longer asserts the permanent reinvestment criteria with respect to its Canadian earnings. While virtually all of the IRC Section 956 income generated in the U.S. during 2014 can be offset by the Company’s net operating losses in the U.S., the $1.5 million expense relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian E&P deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

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

The following table summarizes our Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended
	December 31,
Adjusted EBITDA ($ in thousands)	2014	2013	$ Variance	% Variance
Non-legal collections	$184,974	$306,222	$(121,248)	(39.6)%
Legal collections	207,420	212,529	(5,109)	(2.4)%
Other collections(1)	21,385	23,198	(1,813)	(7.8)%
Sales, recourse & bankruptcy proceeds	6,353	21,760	(15,407)	(70.8)%
Contribution of other business activities(2)	5,818	11,108	(5,290)	(47.6)%
Total inflows	425,950	574,817	(148,867)	(25.9)%

Purchased debt expense	147,813	189,184	(41,371)	(21.9)%
Court costs, net	34,719	40,155	(5,436)	(13.5)%
Salaries, general and administrative expenses	45,009	40,766	4,243	10.4%
Other(3)	1,983	4,360	(2,377)	(54.5)%
Total outflows	229,524	274,465	(44,941)	(16.4)%
Adjustments(4)	1,287	8,028	(6,741)	(84.0)%
Adjusted EBITDA	$197,713	$308,380	$(110,667)	(35.9)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, medical, and other accounts.

(2)    Includes royalties on purchased debt and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include, as applicable, the non-cash expense related to option grants of Parent’s equity granted to our employees, directors and branch office owners, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The decrease in Adjustments in 2014 compared to 2013 is primarily attributable to termination fees related to separation agreements with certain of our branch offices, the HST assessment in Canada, and satisfaction of a residual interest arrangement with a former lender during 2013, all discussed in the Results of Operations section herein.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA:

	Year Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA ($ in thousands)	December 31,
	2014	2013	$ Variance	% Variance
Net (loss) income	$(37,940)	$5,063	$(43,003)	(6)
Interest expense	44,217	45,984	(1,767)	(3.8)%
Interest income	(163)	(103)	(60)	(58.3)%
Income tax expense	5,950	5,243	707	13.5%
Depreciation and amortization	6,883	7,986	(1,103)	(13.8)%
EBITDA	18,947	64,173	(45,226)	(70.5)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	175,695	241,561	(65,866)	(27.3)%
Amortization of step-up of carrying value(2)	—	107	(107)	(6)
Purchased debt valuation allowance charges (reversals)(3)	1,784	(6,648)	8,432	(6)
Certain other or non-cash expenses
Stock option expense(4)	79	128	(49)	(38.3)%
Termination fees	—	4,900	(4,900)	(6)
Other(5)	1,208	4,159	(2,951)	(71.0)%
Adjusted EBITDA	$197,713	$308,380	$(110,667)	(35.9)%

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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The decrease in Other in 2014 compared to 2013 is primarily attributable to the HST assessment in Canada and satisfaction of a residual interest arrangement with a former lender during 2013, both discussed in the Results of Operations section herein.

(6)    Not meaningful.

The table below reconciles net cash flows from operations to Adjusted EBITDA:

	Year Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	December 31,
	2014	2013	$ Variance	% Variance
Net cash (used in) provided by operating activities	$(26,703)	$15,045	$(41,748)	(277.5)%
Proceeds applied to purchased debt principal(1)	175,695	241,561	(65,866)	(27.3)%
Interest expense to be paid in cash(2)	41,220	42,782	(1,562)	(3.7)%
Interest income	(163)	(103)	(60)	(58.3)%
Amortization of prepaid and other non-cash expenses	(4,532)	(4,658)	126	2.7%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(2,347)	(4,899)	2,552	52.1%
Other operating assets and liabilities and deferred taxes(4)	7,385	4,350	3,035	69.8%
Income tax expense	5,950	5,243	707	13.5%
Termination fees	—	4,900	(4,900)	(6)
Other(5)	1,208	4,159	(2,951)	(71.0)%
Adjusted EBITDA	$197,713	$308,380	$(110,667)	(35.9)%
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The decrease in Other in 2014 compared to 2013 is primarily attributable to the HST assessment in Canada and satisfaction of a residual interest arrangement with a former lender during 2013, both discussed in the Results of Operations section herein.

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

Credit Card/Consumer Loan Collections

Non-legal Collections

Credit card and consumer loan non-legal collections were $306.2 million during 2013 compared to $381.7 million during 2012, representing a decrease of $75.4 million or 19.8%. This decrease is driven primarily by lower face value of purchases in 2013 and therefore less inventory in the non-legal channel. Credit card/consumer loan non-legal collections represented 54.3% and 62.8% of total cash proceeds on purchased debt in 2013 and 2012, respectively.

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

Consolidated Results

The following table summarizes the results of our operations for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended
	December 31,
Consolidated Results ($ in thousands)	2013	2012	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$337,578	$353,360	$(15,782)	(4.5)%
Other revenue	675	917	(242)	(26.4)%
Total revenues	338,253	354,277	(16,024)	(4.5)%
Expenses
Purchased debt expense	189,184	197,067	(7,883)	(4.0)%
Court costs, net	40,155	37,317	2,838	7.6%
Salaries and payroll taxes	26,348	26,136	212	0.8%
General and administrative	14,418	12,653	1,765	13.9%
Depreciation and amortization	7,986	6,860	1,126	16.4%
Total operating expenses	278,091	280,033	(1,942)	(0.7)%
Operating income	60,162	74,244	(14,082)	(19.0)%
Other expenses
Interest expense	45,984	48,456	(2,472)	(5.1)%
Other expense (income)	3,872	(2,261)	6,133	(1)
Total other expenses	49,856	46,195	3,661	7.9%
Income before income taxes	10,306	28,049	(17,743)	(63.3)%
Income tax expense	(5,243)	(5,435)	192	3.5%
Net income	$5,063	$22,614	$(17,551)	(77.6)%

(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $337.6 million during 2013 compared to $353.4 million during 2012, a decrease of $15.8 million or 4.5%. This decrease was predominantly driven by a $10.6 million decrease in gross revenues on cost recovery assets, which was in line with the decrease in cost recovery proceeds and our cost recovery asset base as we started placing our Canadian asset purchases on level yield accounting in January 2012. In addition, the amortization rate on our cost recovery assets, or the rate at which proceeds were applied to purchased debt principal rather than revenue, increased slightly in 2013, which indicates that a greater proportion of proceeds was received on newer unamortized assets.

Gross revenues on level yield assets decreased $2.3 million due to a decrease in the weighted average level yield portfolio internal rate of return ("IRR"). Due to higher prices for level yield assets purchased during 2013, our return expectations were lower than we have historically accepted in underwriting, resulting in a lower IRR on those portfolios. Partially offsetting the decrease attributable to the decrease in IRR was an increase in the average carrying value of level yield purchased debt assets from $226.6 million to $242.6 million.

In addition, purchased debt royalties decreased $2.7 million, or 20.7%, which was a direct result of a 21.2% decrease in domestic non-legal collections.

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

Purchased Debt Expense

Purchased debt expense was $189.2 million during 2013 compared to $197.1 million during 2012. Purchased debt expense is driven by purchased debt collections, and the decrease of $7.9 million or 4.0% was due primarily to the decrease in total purchased debt collections of 6.3%. Offsetting the decrease caused by decreased purchased debt collections was an increase attributable to ongoing investments in our offices and operational improvements. As part of ongoing operational improvements, SquareTwo centralized certain costs previously borne by our branch offices, which we anticipate will decrease future collection expenses for both our branch offices and SquareTwo. In addition, this line item includes $4.9 million of expense in 2013 related to the termination of five branch office relationships and license agreements in connection with our optimization of the U.S. segment operations.

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

Costs to Collect

We refer to the costs directly related to the collection of purchased debt as our "costs to collect", which includes purchased debt expense and gross court costs. We measure our costs to collect in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections.

The following table summarizes our costs to collect and our costs to collect excluding court costs as a % of total collections for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended
	December 31,
Costs to Collect ($ in thousands)	2013	2012	$ Variance	% Variance
Total collections	$541,949	$578,119	$(36,170)	(6.3)%

Costs to collect(1)(2)	225,818	236,002	(10,184)	(4.3)%
Costs to collect as a % of collections	41.7%	40.8%

Costs to collect excluding court costs(2)	184,284	197,067	(12,783)	(6.5)%
Costs to collect excluding court costs as a % of collections	34.0%	34.1%
(1)    Excludes court cost recoveries of $1.4 million and $1.6 million, respectively, to arrive at gross court costs.

(2)    Excludes termination fees of $4.9 million in 2013 discussed further in Purchased debt expense.

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

Adjusted EBITDA

The following table summarizes our Adjusted EBITDA for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended
	December 31,
Adjusted EBITDA ($ in thousands)	2013	2012	$ Variance	% Variance
Non-legal collections	$306,222	$381,651	$(75,429)	(19.8)%
Legal collections	212,529	177,201	35,328	19.9%
Other collections(1)	23,198	19,267	3,931	20.4%
Sales & recourse	21,760	29,898	(8,138)	(27.2)%
Contribution of other business activities(2)	11,108	14,067	(2,959)	(21.0)%
Total inflows	574,817	622,084	(47,267)	(7.6)%

Purchased debt expense	189,184	197,067	(7,883)	(4.0)%
Court costs, net	40,155	37,317	2,838	7.6%
Salaries, general and administrative expenses	40,766	38,789	1,977	5.1%
Other(3)	4,360	3,130	1,230	39.3%
Total outflows	274,465	276,303	(1,838)	(0.7)%
Adjustments(4)	8,028	2,510	5,518	219.8%
Adjusted EBITDA	$308,380	$348,291	$(39,911)	(11.5)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, and medical accounts.

(2)    Includes royalties on purchased debt and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include, as applicable, the non-cash expense related to option grants of Parent’s equity granted to our employees, directors and branch office owners, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The increase in Adjustments in 2013 compared to 2012 is primarily attributable to termination fees related to separation agreements with certain of our branch offices, the HST assessment in Canada, and satisfaction of a residual interest arrangement with a former lender during 2013, all discussed in the Results of Operations section herein.

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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The increase in Other in 2013 compared to 2012 is attributable to the HST assessment in Canada and satisfaction of a residual interest arrangement with a former lender during 2013, both discussed in the Results of Operations section herein.

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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items. The increase in Other in 2013 compared to 2012 is attributable to the HST assessment in Canada and satisfaction of a residual interest arrangement with a former lender during 2013, both discussed in the Results of Operations section herein.

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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the following periods:

	Year Ended
Domestic Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Purchases - face	$917,885	$2,607,405	$3,266,047	(64.8)%	(20.2)%
Purchases - price	105,532	240,595	246,011	(56.1)%	(2.2)%
Purchases - price (%)	11.5%	9.2%	7.5%
Cash proceeds on purchased debt	376,563	515,696	560,808	(27.0)%	(8.0)%
Total revenues	220,141	309,570	324,645	(28.9)%	(4.6)%
Adjusted EBITDA(1)	166,281	273,475	311,168	(39.2)%	(12.1)%
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

Purchases

Fiscal year 2014 compared with fiscal year 2013

Total domestic purchases decreased $1,689.5 million or 64.8% in face and $135.1 million or 56.1% in capital deployed. Capital deployed for credit card/consumer loan - fresh debt purchases decreased $850.2 million in face value and $95.4 million in capital deployed. In addition, credit card/consumer loan - non-fresh debt purchases decreased $613.6 million in face value and $31.2 million in capital deployed. Purchases of student loan and commercial accounts decreased a combined $225.1 million in face value and $8.2 million in capital deployed. We generally attribute the decrease in purchasing to decreased supply from certain financial institutions resulting from their anticipation and implementation of expected rules to be promulgated by the CFPB. While the regulations continue to be better understood by the industry, thereby providing improved clarity and direction, many banks remain almost entirely focused on enhancing internal activities to ensure they have their respective processes in order before they will reenter the market.

Fiscal year 2013 compared with fiscal year 2012

Total domestic purchases decreased $658.6 million or 20.2% in face and $5.4 million or 2.2% in price paid. Capital deployed for credit card/consumer loan - fresh debt decreased $18.6 million. Our average price for credit card/consumer loan - fresh increased from 9.2% to 12.7%, which we generally attribute to decreased supply from financial institutions as a result of the uncertainty in the current regulatory environment. Capital deployed for credit card/consumer loan - non-fresh debt increased $14.9 million, due to more favorable opportunities in the non-fresh category compared to fresh. Purchases of commercial accounts remained relatively consistent in terms of both face and price, but we acquired considerably more student loan assets in late 2013 at a lower price compared to 2012.

Cash Proceeds

Fiscal year 2014 compared with fiscal year 2013

Domestic total cash proceeds decreased $139.1 million. The largest driver was a $118.7 million decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in late 2013 and 2014 and therefore less inventory in the non-legal channel. In addition, domestic sales, recourse, and bankruptcy proceeds decreased $15.5 million due to a shift in the Company's strategy away from account resales.

Fiscal year 2013 compared with fiscal year 2012

Domestic total cash proceeds decreased $45.1 million. The largest driver was a $75.0 million decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in 2013 and therefore less inventory in the non-legal channel. In addition, domestic sales and recourse proceeds decreased $7.8 million. Partially offsetting these decreases was a $38.3 million increase in legal collections, attributable to increased purchasing volumes of high quality fresh accounts during 2011 and 2012 entering the legal channel during 2013.

Total Revenue

Fiscal year 2014 compared with fiscal year 2013

Total domestic revenues decreased $89.4 million or 28.9%. Gross revenue on level yield assets decreased by $72.3 million due to a decrease in the weighted average IRR. Increased purchase prices led to lower return expectations on certain 2013 and 2014 purchases, which resulted in a lower overall weighted average IRR. Gross revenue on cost recovery assets decreased $4.1 million, which was in line with the decrease in cost recovery proceeds due to an older base of existing non-commercial assets accounted for under the cost recovery method of accounting.

Also contributing to the decrease in purchased debt revenue, net was the change in the valuation allowance. During 2014 we recorded $1.8 million in non-cash valuation allowances compared to $6.6 million in net reversals of non-cash valuation allowances in 2013.

In addition, purchased debt royalties decreased $4.7 million, which was in line with the decrease in domestic non-legal collections.

Fiscal year 2013 compared with fiscal year 2012

Total domestic revenues decreased $15.1 million or 4.6%, primarily driven by a $14.9 million decrease in purchased debt revenue, net. Gross revenues on level yield assets decreased by $6.4 million, due to a decrease in the weighted average level yield portfolio IRR. Due to higher prices for domestic level yield assets purchased during 2013, our return expectations were lower than we have historically accepted in underwriting, resulting in a lower IRR on those portfolios. Partially offsetting the decrease in IRR was an increase in the average carrying value of domestic level yield purchased debt assets. In addition, gross revenues on cost recovery assets decreased $5.6 million. The amortization rate on domestic cost recovery assets was slightly higher in 2013, which indicates a greater proportion of proceeds was received on newer unamortized assets. The remaining difference was a $2.7 million decrease in purchased debt royalties, which was in line with the decrease in domestic non-legal collections.

Adjusted EBITDA

Fiscal year 2014 compared with fiscal year 2013

Domestic Adjusted EBITDA decreased $107.2 million or 39.2%, primarily driven by the decrease in cash proceeds on purchased debt of $139.1 million, which resulted in a partially offsetting $41.1 million decrease in costs to collect.

Fiscal year 2013 compared with fiscal year 2012

Domestic Adjusted EBITDA decreased $37.7 million or 12.1%, primarily driven by the decrease in cash proceeds on purchased debt of $45.1 million, which resulted in a partially offsetting $12.4 million decrease in costs to collect.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the following periods:

	Year Ended
Canada Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Purchases - face	$305,975	$216,269	$489,401	41.5%	(55.8)%
Purchases - price	21,215	17,515	26,746	21.1%	(34.5)%
Purchases - price (%)	6.9%	8.1%	5.5%
Cash proceeds on purchased debt	43,569	48,013	47,209	(9.3)%	1.7%
Total revenues	26,950	28,683	29,632	(6.0)%	(3.2)%
Adjusted EBITDA(1)	31,432	34,905	37,123	(9.9)%	(6.0)%
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

Purchases

Fiscal year 2014 compared with fiscal year 2013

Purchases by our Canada segment increased $89.7 million in face purchased and $3.7 million in capital deployed, net of foreign currency translation impact of $1.7 million, due to greater acquisition opportunities in credit card/consumer loan - non-fresh that met our return criteria.

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

Cash Proceeds

Fiscal year 2014 compared with fiscal year 2013

Canada's total cash proceeds decreased $4.4 million or 9.3%, which includes foreign currency translation impact of $3.1 million. This decrease was due primarily to a $5.0 million decrease in non-legal collections due to lower face value purchases in late 2013 and 2014 and therefore less inventory in the non-legal channel.

Fiscal year 2013 compared with fiscal year 2012

Canada's total cash proceeds increased $0.8 million or 1.7%. This increase was due primarily to a $1.6 million increase in legal collections, partially offset by a $0.4 million decrease in non-legal collections and a $0.3 million decrease in recourse proceeds.

Total Revenue

Fiscal year 2014 compared with fiscal year 2013

Total revenues from our Canada segment decreased $1.7 million or 6.0% primarily due to foreign currency translation impact of $1.9 million.

Fiscal year 2013 compared with fiscal year 2012

Total revenues from our Canada segment decreased $0.9 million or 3.2%. The decrease was due to a $5.0 million decrease in gross revenues on cost recovery assets, which was in line with the decrease in cost recovery proceeds and our cost recovery asset base as we started placing our Canadian asset purchases on level yield accounting in January 2012. Offsetting the decrease was a $4.1 million increase in gross revenues on level yield assets, as the level yield asset base continued to grow.

Adjusted EBITDA

Fiscal year 2014 compared with fiscal year 2013

Canada Adjusted EBITDA decreased $3.5 million or 9.9%, which includes foreign currency translation impact of $2.2 million. This decrease was primarily driven by the decrease in cash proceeds on purchased debt of $4.4 million, which resulted in a partially offsetting decrease in costs to collect.

Fiscal year 2013 compared with fiscal year 2012

Canada Adjusted EBITDA decreased $2.2 million or 6.0%. Costs to collect increased $2.2 million partially offset by a $0.8 million increase in cash proceeds on purchased debt. The remaining decrease was due to a write-off of certain tax credits.

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

U.S. Purchased Debt Portfolio as of December 31, 2014 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds(5)	Gross ROI(6)
2006 and prior	$896,340	$(5,345)	$566	—%	$2,105,700	$4,182	$2,109,882	2.35x
2007	236,005	(57,827)	2,814	1%	351,251	5,090	356,341	1.51x
2008	226,030	(67,455)	5,290	2%	339,635	10,595	350,230	1.55x
2009	105,157	(677)	2,130	2%	212,108	13,210	225,318	2.14x
2010	164,117	(2,175)	790	—%	395,846	45,675	441,521	2.69x
2011	244,959	(3,007)	7,068	3%	539,930	87,265	627,195	2.56x
2012	246,011	(4,088)	27,544	11%	427,716	120,770	548,486	2.23x
2013	240,595	(4,878)	91,782	38%	242,226	183,408	425,634	1.77x
2014	105,532	—	69,433	66%	42,279	121,240	163,519	1.55x
Total	$2,464,746	$(145,452)	$207,417		$4,656,691	$591,435	$5,248,126	2.13x

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

(5)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(6)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of December 31, 2014 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance(2)	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,443	$23	$9,466	1.61x
2007	7,889	—	—	—%	14,978	135	15,113	1.92x
2008	6,282	—	—	—%	9,591	199	9,790	1.56x
2009	3,350	—	—	—%	9,411	600	10,011	2.99x
2010	7,706	—	—	—%	29,064	3,165	32,229	4.18x
2011	22,745	—	1	—%	58,862	6,918	65,780	2.89x
2012	26,746	—	471	2%	48,587	8,622	57,209	2.14x
2013	17,515	—	2,808	16%	22,784	14,711	37,495	2.14x
2014	21,215	—	12,878	61%	11,063	29,118	40,181	1.89x
Total	$119,333	$—	$16,158		$213,783	$63,491	$277,274	2.32x
(1)    Converted to U.S. dollars using historical exchange rates effective in the month of activity.

(2)    Converted to U.S. dollars using the exchange rate as of December 31, 2014.

Consolidated Purchased Debt Portfolio as of December 31, 2014 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value (3)	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(5,345)	$566	—%	$2,115,143	$4,205	$2,119,348	2.35x
2007	243,894	(57,827)	2,814	1%	366,229	5,225	371,454	1.52x
2008	232,312	(67,455)	5,290	2%	349,226	10,794	360,020	1.55x
2009	108,507	(677)	2,130	2%	221,519	13,810	235,329	2.17x
2010	171,823	(2,175)	790	—%	424,910	48,840	473,750	2.76x
2011	267,704	(3,007)	7,069	3%	598,792	94,183	692,975	2.59x
2012	272,757	(4,088)	28,015	10%	476,303	129,392	605,695	2.22x
2013	258,110	(4,878)	94,590	37%	265,010	198,119	463,129	1.79x
2014	126,747	—	82,311	65%	53,342	150,358	203,700	1.61x
Total	$2,584,079	$(145,452)	$223,575		$4,870,474	$654,926	$5,525,400	2.14x
(1)    Canadian amounts converted to U.S. dollars using historical exchange rates effective in the month of activity.

(2)    Canadian amounts converted to U.S. dollars using the exchange rate as of December 31, 2014.

(3)    Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the impact of the branch office asset purchase program (discontinued).

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of December 31, 2014 will generate a total of approximately $591.4 million of gross cash proceeds. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 96 Months	97 - 120 Months(2)	Total
2006 and prior(1)	$2,124	$1,457	$502	$99	$—	$—	$—	$—	$—	$4,182
2007	3,008	878	793	330	81	—	—	—	—	5,090
2008	6,680	1,969	718	809	337	82	—	—	—	10,595
2009	5,834	3,943	2,007	559	537	264	66	—	—	13,210
2010	17,512	12,706	8,472	4,221	1,170	1,018	461	115	—	45,675
2011	31,261	21,351	15,730	10,349	4,891	1,512	1,445	583	143	87,265
2012	47,520	26,201	17,827	13,196	8,683	4,060	1,327	1,275	681	120,770
2013	79,256	43,377	22,831	15,896	11,105	7,200	3,267	362	114	183,408
2014	54,139	28,744	15,010	8,293	4,953	3,633	2,877	2,302	1,289	121,240
Total	$247,334	$140,626	$83,890	$53,752	$31,757	$17,769	$9,443	$4,637	$2,227	$591,435
Cumulative Percent	41.8%	65.6%	79.8%	88.9%	94.2%	97.2%	98.8%	99.6%	100%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

(2)    Although the maximum forecast period for charged-off receivables is 144 months, at December 31, 2014 no portfolio was expected to generate remaining cash proceeds in excess of the next 120 months.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase:

U.S. Period of Proceeds ($ in thousands)

Purchase Year	2006 & Prior(2)	2007	2008	2009	2010	2011	2012	2013	2014	Total
2006 & Prior(1)	$1,329,748	$338,808	$180,830	$96,778	$61,165	$40,410	$26,238	$18,207	$13,516	$2,105,700
2007	—	98,929	111,049	54,363	34,500	21,178	14,424	9,919	6,889	351,251
2008	—	—	98,025	88,017	65,471	38,416	24,983	15,024	9,699	339,635
2009	—	—	—	49,074	71,698	41,300	27,948	13,681	8,407	212,108
2010	—	—	—	—	90,429	130,132	94,374	53,213	27,698	395,846
2011	—	—	—	—	—	163,304	196,236	120,068	60,322	539,930
2012	—	—	—	—	—	—	176,605	163,096	88,015	427,716
2013	—	—	—	—	—	—	—	122,488	119,738	242,226
2014	—	—	—	—	—	—	—	—	42,279	42,279
Total	$1,329,748	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$515,696	$376,563	$4,656,691
(1)    Represents purchase vintage years 1998-2006.

(2)     Represents proceeds from purchased debt during the years 1998-2006.

The following chart represents our historical proceeds on owned debt by quarter, with collections shown in black and sales, recourse & bankruptcy proceeds in gray:

Quarterly Cash Proceeds ($ in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Q4 2000
Q2 2001
Q4 2001
Q2 2002
Q4 2002
Q2 2003
Q4 2003
Q2 2004
Q4 2004
Q2 2005
Q4 2005
Q2 2006
Q4 2006
Q2 2007
Q4 2007
Q2 2008
Q4 2008
Q2 2009
Q4 2009
Q2 2010
Q4 2010
Q2 2011
Q4 2011
Q2 2012
Q4 2012
Q2 2013
Q4 2013
Q2 2014
Q4 2014

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At December 31, 2014, the Company did not have any non-cancelable forward flow purchase agreements.

Based on our current level of operations, we have ample liquidity to fund our operations through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of December 31, 2014, our total availability under our line of credit was $56.3 million based on our borrowing base calculation, and our non-restricted cash balances were $15.7 million, resulting in liquidity as of December 31, 2014 of $72.0 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at December 31, 2014 and December 31, 2013 was $430.4 million and $437.4 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the years ended December 31, 2014, 2013, and 2012:

	Year Ended
	December 31,
$ in thousands	2014	2013	2012
Net cash (used in) provided by operating activities	$(26,703)	$15,045	$23,479
Net cash provided by (used in) investing activities	44,201	(21,781)	(2,689)
Net cash (used in) provided by financing activities	(9,973)	9,748	(15,828)
Increase in cash and cash equivalents (1)	$7,525	$3,012	$4,962
 (1)    Before the impact of foreign currency translation on cash of $(1,227), $(1,171), and $(81) respectively.

Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our and the branch offices' ability to maintain low collector turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause volatility in our business could have a material impact on our expected future cash flows. Proceeds on purchased debt recorded as revenue are included in the operating activities, while proceeds recorded as amortization of purchased debt principal are included in the investing activities. See the reconciliation of cash flow from operations to Adjusted EBITDA in the Results of Operations section herein.

Our operating activities used net cash of $26.7 million during the year ended December 31, 2014 and provided net cash of $15.0 million during the year ended December 31, 2013. The decrease in cash provided by operating activities of $41.7 million was primarily due to a decrease of $77.6 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding decrease in costs to collect including court costs of $42.1 million. The remaining change in net cash provided by operating activities was due to normal changes in operating assets and liabilities.

Operating activities provided net cash of $15.0 million and $23.5 million during the years ended December 31, 2013 and 2012, respectively. The decrease in cash provided by operating activities of $8.4 million or 35.9% was primarily due to a decrease of $12.9 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding decrease in costs to collect including court costs of $10.2 million. The remaining change in net cash provided by operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities provided net cash of $44.2 million during the year ended December 31, 2014 and used net cash of $21.8 million during the year ended December 31, 2013. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The decrease in cash used of $66.0 million was due to a $131.4 million decrease in investments in purchased debt, partially offset by a $65.9 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value.

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

Financing Activities

Our financing activities used net cash of $10.0 million during the year ended December 31, 2014 and provided net cash of $9.7 million during the year ended December 31, 2013. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The decrease in cash provided by financing activities of $19.7 million was primarily due to a decrease of $160.3 million in draws on our revolving credit facility offset by a decrease of $140.9 million in payments on our revolving lines of credit resulting from reduced proceeds on purchased debt during 2014 compared to 2013.

Financing activities provided net cash of $9.7 million and used net cash of $15.8 million during the years ended December 31, 2013 and 2012, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash provided by financing activities of $25.6 million was primarily due to an increase of $17.4 million in draws on our revolving credit facility to fund new investment opportunities and overhead costs. In addition, reduced proceeds on purchased debt resulted in lower payments on our revolving lines of credit during 2013 compared to 2012.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

On May 21, 2014, SquareTwo Financial Corporation, together with certain of SquareTwo Financial Corporation's subsidiaries, entered into Amendment No. 5 to its Loan Agreement ("Amendment No. 5") for the senior revolving credit facility. Pursuant to the terms of Amendment No. 5, the following adjustments have been made to the Loan Agreement: (i) the formula which determines the maximum amount of borrowings has been modified to include Canadian Estimated Remaining Proceeds and (ii) the collateral pool securing the loan has been modified to include Canadian assets.

On November 11, 2014, SquareTwo Financial Corporation, together with certain of SquareTwo Financial Corporation's subsidiaries, entered into Amendment No. 6 to its Loan Agreement ("Amendment No. 6") for the senior revolving credit facility. Pursuant to the terms of Amendment No. 6, the Minimum Adjusted EBITDA Covenant was decreased from $200 million to $165 million for a rolling four fiscal quarter basis beginning with the fiscal quarter ending December 31, 2014.

The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2014:

Type of Debt and Maximum Commitment	Collateral	Interest Rate Terms	Fees	Payment Terms	Maturity
Domestic Line of Credit; maximum commitment $245.0 million subject to borrowing on Canadian Line of Credit and other terms.	Substantially all assets of SquareTwo, its U.S. guarantor subsidiaries, and its Canadian subsidiaries.
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

The balance of the outstanding line of credit under the revolving credit facility was $138.7 million and $145.3 million at December 31, 2014 and December 31, 2013, respectively, a decrease of $6.6 million. At December 31, 2014, our availability under the line of credit was $56.3 million based on our borrowing base calculation.

The following represents the terms of the Company's outstanding Senior Second Lien Notes as of December 31, 2014:

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

The balance of the outstanding Senior Second Lien Notes, net of unamortized discount, was $288.4 million and $287.7 million at December 31, 2014 and December 31, 2013, respectively. The Senior Second Lien Notes mature on April 1, 2017.

The following chart shows our total debt outstanding as a multiple of Trailing Twelve Month ("TTM") Adjusted EBITDA (see discussion of Adjusted EBITDA in the Results of Operations section herein). Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and cash flows.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA

We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 1.4x at December 31, 2013 to 2.2x at December 31, 2014 as a result of a 35.9% decrease in our TTM Adjusted EBITDA and a 1.6% decrease in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt as a result of lower purchasing volumes during 2014.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement is $165 million for each of the trailing twelve month periods beginning with the fiscal quarter ending December 31, 2014. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of December 31, 2014, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.7 million and software agreements of $0.6 million as of December 31, 2014.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of December 31, 2014, these notes had outstanding balances of $0.3 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations that exist as of December 31, 2014 (amounts in thousands) and their payments due by period:

	Payments due by period
Contractual Obligations	Total	Less than 1 year(4)	1-3 Years(5)	3-5 Years(6)	More than 5 years
Lines of Credit(1)	$147,042	$6,672	$140,370	$—	$—
Notes Payable(1)	365,326	34,465	330,659	110	92
Capital Leases(2)	2,744	1,808	931	5	—
Operating Leases	7,321	3,405	3,775	141	—
Purchase Commitments(3)	—	—	—	—	—
Total	$522,433	$46,350	$475,735	$256	$92
(1)    Payments on lines of credit and notes payable include interest calculated at our effective rates at December 31, 2014 on floating rate debt.

(2)    Payments on capital lease obligations include interest and maintenance fees.

(3)    Represents the non-cancelable obligations outstanding at December 31, 2014. Purchase commitment contracts typically cover a year or less and can be generally canceled by the Company at its discretion with a 30-60 days' notice.

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

In connection with the Acquisition, certain intangible assets were identified. The branch office intangible, with a value of $24.9 million, was deemed to have an indefinite life and, therefore, is not being amortized. We perform an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of intangible assets. We also annually evaluate the remaining useful life of the branch office intangible to determine whether events and circumstances continue to support the indefinite life assertion. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors.

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

Foreign Currency Risk

Foreign currency exposures arise from transactions denominated in Canadian dollars translated into U.S. dollars. During 2014, we continued to see volatility in the exchange rate of the U.S. dollar. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations. For 2014, if the exchange rate of Canadian dollars to U.S. dollars had averaged 10% higher or lower, we would have recorded an increase or decrease in revenue of approximately $2.7 million.

Interest Rate Risk

At December 31, 2014 and 2013, we had $138.7 million and $145.3 million, respectively, of variable rate indebtedness. As of December 31, 2014, our domestic variable rate borrowings have margins, at our option, of 3.75% over LIBOR, referred to as our LIBOR loans, where LIBOR has a floor of 1.00%, or 2.75% over the higher of (a) the Bank Prime

Loan rate, (b) the Federal Funds rate plus 0.50% or (c) one-month LIBOR plus 1.00%, referred to as our Base Rate loans. As of December 31, 2014, our Canadian variable rate borrowings have margins, at our option, of 2.75% over the higher of (a) the reference rate for commercial Canadian Loans, (b) the Canadian 30-day BA rate plus 1.00%; or 4.25% over the higher of (a) the Canadian BA rate or (b) 1.00%.

A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of our Base Rate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a LIBOR floor of 1.00%, as described above, and, until certain LIBOR rates exceed 1.00%, the interest rates we pay on those loans per dollar borrowed will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. We did not utilize the Canadian line of credit during 2014. We have, from time to time, utilized derivative financial instruments in an effort to limit potential losses from adverse interest rate changes. These transactions have generally been interest rate swap agreements entered into with large multinational banks. At December 31, 2014 and 2013, we had zero derivative instruments outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors
SquareTwo Financial Corporation

We have audited the accompanying consolidated balance sheets of SquareTwo Financial Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SquareTwo Financial Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Denver, Colorado
March 4, 2015

SquareTwo Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$15,677	$9,379
Restricted cash	4,137	6,484
Trade receivables, net of allowance for doubtful accounts of $15 and $221, respectively	1,851	1,986
Notes receivable	194	212
Taxes receivable	—	275
Purchased debt, net	222,700	274,357
Property and equipment, net	23,189	24,356
Goodwill and intangible assets	171,348	171,348
Other assets	8,991	10,007
Total assets	$448,087	$498,404
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$3,225	$3,505
Payable from trust accounts	1,404	1,933
Taxes payable	475	748
Accrued interest and other liabilities	24,499	27,861
Deferred tax liability	11,408	9,936
Line of credit	138,702	145,269
Notes payable, net of discount	289,370	289,414
Obligations under capital lease agreements	2,310	2,744
Total liabilities	471,393	481,410
Commitments and contingencies (Note 11)
Equity (deficiency):
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,191	190,262
Accumulated deficit	(215,823)	(176,354)
Accumulated other comprehensive loss	(3,636)	(1,347)
Total SquareTwo (deficiency) equity	(29,268)	12,561
Noncontrolling interest	5,962	4,433
Total (deficiency) equity	(23,306)	16,994
Total liabilities and (deficiency) equity	$448,087	$498,404

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Revenues
Purchased debt revenue, net	$247,035	$337,578	$353,360
Other revenue	56	675	917
Total revenues	247,091	338,253	354,277
Expenses
Purchased debt expense	147,813	189,184	197,067
Court costs, net	34,719	40,155	37,317
Salaries and payroll taxes	30,552	26,348	26,136
General and administrative	14,457	14,418	12,653
Depreciation and amortization	6,883	7,986	6,860
Total operating expenses	234,424	278,091	280,033
Operating income	12,667	60,162	74,244
Other expenses
Interest expense	44,217	45,984	48,456
Other expense (income)	440	3,872	(2,261)
Total other expenses	44,657	49,856	46,195
(Loss) income before income taxes	(31,990)	10,306	28,049
Income tax expense	(5,950)	(5,243)	(5,435)
Net (loss) income	(37,940)	5,063	22,614
Less: Net income attributable to the noncontrolling interest	1,529	1,401	1,952
Net (loss) income attributable to SquareTwo	$(39,469)	$3,662	$20,662

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Net (loss) income	$(37,940)	$5,063	$22,614
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(2,289)	(1,236)	230
Comprehensive (loss) income	(40,229)	3,827	22,844
Less: Comprehensive income attributable to the noncontrolling interest	1,529	1,401	1,952
Comprehensive (loss) income attributable to SquareTwo	$(41,758)	$2,426	$20,892

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Changes in (Deficiency) Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo (Deficiency) Equity	Noncontrolling Interest	Total (Deficiency) Equity
Balances, December 31, 2011	$—	$189,895	$(200,678)	$(341)	$(11,124)	$1,080	$(10,044)
Net income	—	—	20,662	—	20,662	1,952	22,614
Currency translation adjustment	—	—	—	230	230	—	230
Parent investment	—	87	—	—	87	—	87
Stock option expense	—	152	—	—	152	—	152
Balances, December 31, 2012	$—	$190,134	$(180,016)	$(111)	$10,007	$3,032	$13,039
Net income	—	—	3,662	—	3,662	1,401	5,063
Currency translation adjustment	—	—	—	(1,236)	(1,236)	—	(1,236)
Stock option expense	—	128	—	—	128	—	128
Balances, December 31, 2013	$—	$190,262	$(176,354)	$(1,347)	$12,561	$4,433	$16,994
Net loss	—	—	(39,469)	—	(39,469)	1,529	(37,940)
Currency translation adjustment	—	—	—	(2,289)	(2,289)	—	(2,289)
Distribution to Parent	—	(150)	—	—	(150)	—	(150)
Stock option expense	—	79	—	—	79	—	79
Balances, December 31, 2014	$—	$190,191	$(215,823)	$(3,636)	$(29,268)	$5,962	$(23,306)

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Operating activities
Net (loss) income	$(37,940)	$5,063	$22,614
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,883	7,986	6,860
Amortization of loan origination fees and debt discount	2,997	3,202	3,623
Recovery of step-up in basis of purchased debt	—	107	142
Purchased debt valuation allowance charges (reversals)	1,784	(6,648)	(7,737)
Stock option expense	79	128	152
Amortization of prepaid and other non-cash expenses	4,532	4,658	836
Deferred tax provision, net of valuation allowance	1,472	335	134
Changes in operating assets and liabilities:
Income tax payable/receivable	(8)	(1,870)	484
Restricted cash	2,347	4,899	1,065
Other assets	(5,052)	(4,688)	(4,672)
Accounts payable and accrued liabilities	(3,797)	1,873	(22)
Net cash (used in) provided by operating activities	(26,703)	15,045	23,479
Investing activities
Investment in purchased debt	(126,747)	(258,110)	(272,757)
Proceeds applied to purchased debt principal	175,695	241,561	272,767
Payments to branch offices related to asset purchase program	—	(297)	(301)
Net proceeds from notes receivable	—	77	459
Investment in property and equipment, including internally developed software	(4,747)	(5,012)	(5,536)
Proceeds from sale of property and equipment, net of transaction costs	—	—	2,679
Net cash provided by (used in) investing activities	44,201	(21,781)	(2,689)
Financing activities
(Repayments of) proceeds from investment by Parent, net	(150)	—	87
Payments on notes payable, net	(763)	(596)	(2,892)
Proceeds from lines-of-credit	421,308	581,644	564,212
Payments on lines-of-credit	(427,875)	(568,787)	(575,982)
Origination fees on lines-of-credit	(767)	(1,035)	(200)
Payments on capital lease obligations	(1,726)	(1,478)	(1,053)
Net cash (used in) provided by financing activities	(9,973)	9,748	(15,828)
Increase in cash and cash equivalents	7,525	3,012	4,962
Impact of foreign currency translation on cash	(1,227)	(1,171)	(81)
Cash and cash equivalents at beginning of period	9,379	7,538	2,657
Cash and cash equivalents at end of period	$15,677	$9,379	$7,538
Supplemental cash flow information
Cash paid for interest	$41,343	$43,005	$45,019
Cash paid for income taxes	4,481	6,779	4,816
Property and equipment financed with capital leases and notes payable	1,292	2,407	855
 See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(in thousands except share amounts or otherwise indicated)

1. Organization and Basis of Presentation

SquareTwo Financial Corporation (together with its subsidiaries referred to herein as “SquareTwo,” "we," "our," "us," or the “Company”) is a Delaware corporation that was organized in February 1994 and is headquartered in Denver, Colorado. On August 5, 2005, CA Holding, Inc. (“Parent”) acquired 100% of the outstanding stock of SquareTwo and its subsidiaries (the “Acquisition”). The accompanying consolidated financial statements reflect Parent’s basis in SquareTwo. SquareTwo’s subsidiaries purchase domestic and Canadian charged-off receivables (referred to herein as “purchased debt”).

The Company is a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the United States (U.S.) and Canada. In the U.S, we pursue recovery of accounts through our Closed Loop Network, a combination of call centers and a network of regional law offices, also referred to as "branch offices," exclusively dedicated to SquareTwo. Branch offices pursue proceeds on purchased debt owned by the Company for a fee. Each of our branch offices is independently owned, but has executed detailed agreements that provide the legal structure for the relationship with SquareTwo. SquareTwo places certain of its accounts for collection with its call centers operating under the subsidiary SquareTwo Financial Services Corporation. Until August 2014, SquareTwo Financial Services Corporation was legally known as SquareTwo Financial Commercial Funding Corporation. Along with its legal name change, this entity has registered to conduct its collection activities within the United States under the d/b/a name Fresh View Solutions ("Fresh View").

Our Canadian subsidiaries exclusively purchase and service charged-off Canadian accounts. We utilize a combination of a company-owned call center and third-party non-legal and legal collection firms to pursue recovery of our Canadian accounts.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of SquareTwo and its subsidiaries. SquareTwo owns the following subsidiaries: ReFinance America, Ltd.; CACV of Colorado, LLC; CACH, LLC; Collect Air, LLC; Healthcare Funding Solutions, LLC; SquareTwo Financial Services Corporation (d/b/a Fresh View Solutions); Collect America of Canada, LLC, and certain other inactive entities not listed. Collect America of Canada, LLC has a wholly-owned subsidiary, SquareTwo Financial Canada Corporation, which has an 86% ownership interest in CCL Financial Inc. ("CCL"). CCL is a consolidated subsidiary of the Company. As previously disclosed, Parent owns 100% of the outstanding equity of SquareTwo and all other Parent investments are dormant. Expenses incurred by Parent on SquareTwo’s behalf have been allocated to SquareTwo and are reflected in the consolidated financial statements of SquareTwo. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of 90 days or less from the date of acquisition to be cash and cash equivalents. The balance in cash and cash equivalents includes $15,677 and $9,379 held by our Canadian subsidiaries at December 31, 2014 and 2013, respectively. Total cash balances recorded in cash and cash equivalents above the Canada Deposit Insurance Corporation insured amounts were $15,430 and $9,198 as of December 31, 2014 and 2013, respectively.

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

Software Development and Maintenance Costs

The Company expenses normal and recurring software maintenance expenses and costs considered to be routine upgrades to its systems. The Company capitalizes internally developed software costs in accordance with ASC Topic 350-40, "Internal-Use Software" and amortizes those costs using the straight-line method over the estimated useful lives of the assets. See Note 5 for additional discussion of internally developed software.

Goodwill and Intangible Assets

In connection with the Acquisition, certain intangible assets were identified. Goodwill represents the cost of acquired businesses in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. After the purchase price allocation to all net assets, goodwill was determined in the amount of $146,458.

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

The branch office network, with a value of $24,890 was deemed to have an indefinite life and, therefore, is not being amortized. The Company performs an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of indefinite-lived intangible assets. We also annually evaluate the remaining useful life of the branch office intangible to determine whether events and circumstances continue to support the indefinite life assertion. See Note 4 for additional discussion of goodwill and intangible assets.

Prepaid Assets

Prepaid assets consist primarily of support contracts related to information technology and prepaid insurance. Total prepaid assets were $1,762 and $1,525 as of December 31, 2014 and 2013, respectively, and are included in the other assets line item in the consolidated balance sheets.

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

Level Yield Method

Most of our purchased debt is accounted for under the level yield method of accounting. Under the level yield method of accounting, cash proceeds on each static pool are allocated to both revenue and to reduce the carrying value (the purchased debt, net line item on the consolidated balance sheets) based on an estimated gross internal rate of return ("IRR") for that pool. We determine the applicable IRR for each static pool based on our estimate of the expected cash proceeds of that pool which is based on our estimated remaining proceeds ("ERP") for the static pool, and the rate of return required to reduce the carrying value of that pool to zero over its estimated life. Each pool's IRR is typically determined using an expected life up to twelve years. As described below, if cash proceeds for a pool deviate from the forecast in timing or amount, we adjust the carrying value of the pool or its IRR (which determines our future revenue recognition), as applicable.

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

Using our best estimate of future proceeds, if we estimate a reduction or delay in the receipt of the aggregate future cash proceeds on a pool, a valuation allowance may be recognized and the original IRR remains unchanged. The valuation allowance is determined to the extent that the present value (using the established IRR) of the revised future cash proceeds is less than the current carrying value of the pool. If we estimate an increase in the aggregate future cash proceeds or an acceleration of the timing of future cash proceeds on a pool, the IRR may be increased prospectively to reflect revised best estimates of those future cash proceeds over the remaining life of the pool. If there was a previous valuation allowance taken, reversal of the previously recognized valuation allowance occurs prior to any increases to the IRR. ASC 310-30 requires that each pool be evaluated independently and does not allow netting across pools. Thus, even in periods of increasing cash proceeds for our entire purchased debt portfolio, we may be required to record a valuation allowance. Allowance charges for purchased debt are included as adjustments to the purchased debt revenue, net line item in the consolidated statements of operations.

Canadian purchases made on or after January 1, 2012 are being accounted for under the level yield method unless we are unable to reasonably forecast the timing and amount of cash proceeds. Purchases eligible for the level yield method are being accumulated into static pools on a quarterly basis separately from U.S. purchases.

Cost Recovery Method

Treatment of cash proceeds under the cost recovery method differs from treatment under the level yield method. Under the cost recovery method, as cash proceeds, excluding court cost recoveries, less collection fees paid are received, they directly reduce the carrying value of the purchased debt. For every dollar recorded as a fee paid to the branch offices or third party collection firms, there is a corresponding dollar recorded as revenue in the purchased debt revenue, net line item in the consolidated statements of operations (i.e. the expense and revenue amounts are equal). Once the purchase's carrying value has been reduced to zero, all cash proceeds, excluding court cost recoveries, are recorded as revenues. Court cost recoveries received for purchased debt accounted for under the cost recovery method of accounting are netted against court cost expenditures in the court costs, net line item in the consolidated statements of operations. As compared to the level yield method of accounting, the cost recovery method of accounting generally results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue with respect thereto.

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

License Fees and Royalty Fees

License fees are recognized by the Company when the services specified in the agreements with our branch offices are performed by the Company, and are recognized as other revenue in the consolidated statements of operations. We also earn royalties from our branch offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE.

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

Marketing Expenses

The Company expenses marketing costs as incurred. Marketing expense was $1,304, $972, and $785 for the years ended December 31, 2014, 2013, and 2012, respectively.

Earnings Per Share

The Company does not report net income or loss of the Company on a per share basis due to its equity being privately held.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The Company has revised the presentation of its consolidated statements of operations for all the periods presented to provide improved visibility and comparability with the current year presentation. Other direct operating expenses, previously a separate line item on the consolidated statements of operations, of $17,551 and $7,801 for the years ended December 31, 2013 and 2012, respectively, have been reclassified to purchased debt expense.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the IASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 is a comprehensive new revenue recognition standard that supersedes virtually all existing revenue guidance under US GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current guidance. The new standard, which does not apply to financial instruments, is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is in the process of determining the impact this standard may have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40).” ASU No. 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern at each annual and interim reporting period, and to provide related footnote disclosures. This update will be effective for the Company for the annual period ending after December 15, 2016.
In February 2015, the FASB issued ASU No. 2015-02, " Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends current consolidation guidance, affecting the evaluation of whether certain legal entities should be consolidated. All legal entities are subject to reevaluation under the revised consolidation model. The Company is evaluating this ASU to determine whether any of our current conclusions with respect to consolidation of legal entities will change under the new guidance. At this time, we have not estimated the impact of this ASU on our financial statements and related disclosures.  The requirements of this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted.

3. Purchased Debt

Changes in purchased debt, net for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Balance at beginning of period	$254,419	$230,773	$222,330	$19,938	$20,909	$21,083	$274,357	$251,682	$243,413
Purchases	115,448	238,332	251,289	11,299	19,778	21,468	126,747	258,110	272,757
Valuation allowance reversals (charges)	326	10,518	11,132	(2,110)	(3,870)	(3,395)	(1,784)	6,648	7,737
Proceeds applied to purchased debt principal	(162,353)	(224,396)	(254,196)	(13,342)	(17,165)	(18,571)	(175,695)	(241,561)	(272,767)
Other(1)	(1,198)	(808)	218	273	286	324	(925)	(522)	542
Balance at end of period	$206,642	$254,419	$230,773	$16,058	$19,938	$20,909	$222,700	$274,357	$251,682
 (1)    Other includes impacts of the Company’s currency translation, branch office asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal for the years ended December 31, 2014, 2013, and 2012:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Proceeds	$370,748	$502,122	$534,207	$49,384	$61,587	$73,810	$420,132	$563,709	$608,017
Less:
Gross revenue recognized	208,395	277,726	280,011	34,819	43,043	53,620	243,214	320,769	333,631
Cost recovery court cost recoveries(1)	—	—	—	1,223	1,379	1,619	1,223	1,379	1,619
Proceeds applied to purchased debt principal	162,353	224,396	254,196	13,342	17,165	18,571	175,695	241,561	272,767
	$—	$—	$—	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the consolidated statements of operations.

The following table reconciles gross revenue recognized to purchased debt revenues, net for the years ended December 31, 2014, 2013, and 2012:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Gross revenue recognized	$208,395	$277,726	$280,011	$34,819	$43,043	$53,620	$243,214	$320,769	$333,631
Purchased debt royalties	5,219	9,228	11,439	543	1,204	1,711	5,762	10,432	13,150
Valuation allowance reversals (charges)	326	10,518	11,132	(2,110)	(3,870)	(3,395)	(1,784)	6,648	7,737
Other(1)	—	—	—	(157)	(271)	(1,158)	(157)	(271)	(1,158)
Purchased debt revenue, net	$213,940	$297,472	$302,582	$33,095	$40,106	$50,778	$247,035	$337,578	$353,360
(1)    Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt, the branch office asset purchase program (discontinued), and recovery of step-up in basis.

 The following table shows detail of the Company’s purchases for the years ended December 31, 2014, 2013, and 2012:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Purchase price	$115,448	$238,332	$251,289	$11,299	$19,778	$21,468	$126,747	$258,110	$272,757
Face value	999,235	2,373,306	3,331,798	224,625	450,368	423,650	1,223,860	2,823,674	3,755,448
% of face	11.6%	10.0%	7.5%	5.0%	4.4%	5.1%	10.4%	9.1%	7.3%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

In the year ended December 31, 2014, the Company spent $115.4 million in capital to acquire purchased debt that qualified for the level yield method of accounting. The corresponding face amount (or the actual amount owed by the customers) of the debt purchased was $999.2 million, which is a purchase price equal to 11.6% of the face amount. The ERP expected at acquisition for level yield portfolios purchased during the year ended December 31, 2014 amounted to $180.0 million. The accretable yield for these purchases was $64.6 million, or the ERP of $180.0 million less the purchase price of $115.4 million.

The following represents the change in accretable yield for the years ended December 31, 2014 and 2013:

	2014	2013
Balance at December 31, prior year	$523,006	$596,849
Impact from revenue recognized on purchased debt, net	(208,721)	(288,244)
Additions from current purchases	64,624	195,318
Reclassifications to accretable yield, including foreign currency translation	10,894	19,083
Balance at December 31,	$389,803	$523,006

The change in the valuation allowance for the Company’s purchased debt for the years ended December 31, 2014, 2013, and 2012 was as follows:

	Level Yield			Cost Recovery			Totals
	December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Balance at beginning of period	$126,084	$136,602	$147,734	$17,584	$13,714	$10,319	$143,668	$150,316	$158,053
Valuation allowance (reversals) charges	(326)	(10,518)	(11,132)	2,110	3,870	3,395	1,784	(6,648)	(7,737)
Balance at end of period	$125,758	$126,084	$136,602	$19,694	$17,584	$13,714	$145,452	$143,668	$150,316

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

The following is a summary of intangibles at December 31, 2014 and 2013:

	December 31,
	2014	2013
Goodwill	$146,458	$146,458
Branch office intangible	24,890	24,890
Total intangible assets	$171,348	$171,348

5. Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Computer equipment and software	$50,814	$49,352
Furniture and fixtures	399	288
Leasehold improvements	1,719	1,684
	52,932	51,324
Less accumulated depreciation and amortization	(29,743)	(26,968)
Balance at end of period	$23,189	$24,356

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Depreciation expense was $3,864, $3,018, and $2,590 for the years ended December 31, 2014, 2013, and 2012, respectively.

Included in the computer equipment and software category are capitalized internally developed software costs with a gross carrying value of $36,571 and $33,039 and accumulated amortization of $18,460 and $15,443 at December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, property and equipment included capitalized interest costs related to internally developed software of $85 and $92, respectively. Internally developed software begins amortizing when it is determined to be ready for its intended use and amortizes over the economic life. Subsequent additional development on a project is amortized over the remaining useful life. Amortization expense on the internally developed software was $3,019, $4,968, and $4,270 for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated future aggregate amortization expense on internally developed software is $3,228, $3,228, $3,228, $3,228, and $2,600 over the succeeding five years.

Also included in the computer equipment and software category are assets financed under capital leases with a gross carrying value of $6,485 and $5,772, net of accumulated amortization of $4,117 and $2,780, respectively, for the years ended December 31, 2014 and 2013, respectively. Amortization of computer equipment and software financed under capital leases is included in depreciation expense.

During the year ended December 31, 2012, the Company sold its airplane, which was fully depreciated. The gain of $2,679, equal to the sales proceeds, net of transaction costs, was recognized in the other expense (income) line item of the consolidated statements of operations.

6. Notes Payable and Other Borrowings

Line of Credit

On May 21, 2014, SquareTwo Financial Corporation, together with certain of SquareTwo Financial Corporation's subsidiaries, entered into Amendment No. 5 to its Loan Agreement ("Amendment No. 5") for the senior revolving credit facility. Pursuant to the terms of Amendment No. 5, the following adjustments have been made to the Loan Agreement: (i) the formula which determines the maximum amount of borrowings has been modified to include Canadian Estimated Remaining Proceeds and (ii) the collateral pool securing the loan has been modified to include Canadian assets.

On November 11, 2014, SquareTwo Financial Corporation, together with certain of SquareTwo Financial Corporation's subsidiaries, entered into Amendment No. 6 to its Loan Agreement ("Amendment No. 6") for the senior revolving credit facility. Pursuant to the terms of Amendment No. 6, the Minimum Adjusted EBITDA Covenant was decreased from $200 million to $165 million for a rolling four fiscal quarter basis beginning with the fiscal quarter ending December 31, 2014.

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility:

	December 31, 2014			December 31, 2013
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit USD	4.8%	$138,702	April 2016	4.9%	$145,269	April 2016
Line of Credit CAD	5.8%	—	April 2016	5.8%	—	April 2016
Total Line of Credit		$138,702			$145,269
 (1)    Weighted average interest rates exclude the impact of amortization of fees associated with the origination of these instruments.

The Company capitalized $567 and $835 during the years ended December 31, 2014 and 2013, respectively, in connection with the amendments described above for 2014 and amendments to the Loan Agreement during 2013. The remaining unamortized costs of this facility were $1,443 and $1,673 at December 31, 2014 and 2013, respectively, and are included in the other assets line on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the facility.

The Company has accrued interest on its lines of credit of $81 and $122 at December 31, 2014 and 2013, respectively, which are included in the accrued interest and other liabilities line item on the consolidated balance sheets.

At December 31, 2014, our availability under the line of credit was $56.3 million based on our borrowing base calculation.

The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2014:

Type of Debt and Maximum Commitment	Collateral	Interest Rate Terms	Fees	Payment Terms	Maturity
Domestic Line of Credit; maximum commitment $245.0 million subject to borrowing on Canadian Line of Credit and other terms.	Substantially all assets of SquareTwo, its U.S. guarantor subsidiaries, and its Canadian subsidiaries.
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
			Unused line fees of 0.50%.	Due at maturity.	April 6, 2016

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates:

	December 31, 2014			December 31, 2013
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $1,631 and $2,350 unamortized discount	11.625%	$288,369	April 2017	11.625%	$287,650	April 2017
Other Notes Payable	5.80%	1,001	2015 - 2021	5.50%	1,764	2015 - 2021
Total Notes Payable		$289,370			$289,414
 (1)    Weighted average interest rates exclude the impact of amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $2,904 and $4,185 at December 31, 2014 and 2013, respectively, and are included in the other assets line on the consolidated balance sheets.  These costs are amortized on a straight-line basis over the term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $8,428 at December 31, 2014 and 2013, which is included in the accrued interest and other liabilities line item on the consolidated balance sheets.

The following represents the terms of the Company's notes payable as of December 31, 2014:

Type of Debt	Guarantee/Collateral	Interest Rate Terms	Repayment Terms
Senior Second Lien Notes
Jointly and severally guaranteed by substantially all of SquareTwo's existing and future domestic subsidiaries. Guarantees are secured by a second priority lien by substantially all of the guarantors' assets.
		11.625% annual interest paid semi-annually in cash, on April 1 and October 1.	Mandatory redemption not required. Optional redemption permitted at any time, in whole or in part, subject to certain redemption prices and make-whole premiums based on the date of the redemption.

Other Notes	Underlying stock and computer equipment	Fixed interest rates at a weighted average rate of 5.80%.	Due in monthly or quarterly principal and interest payments through maturity based on contractual terms.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditure limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement is $165 million for each of the trailing twelve month periods beginning with the fiscal quarter ending December 31, 2014. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8.0 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and other operating lease obligations, as defined, are $3.0 million in any fiscal year. Both the credit facility and the indenture also contain covenants that limit, among other restrictions, the Company's ability to incur additional indebtedness, sell or transfer certain assets, declare or pay dividends or make certain investments. All covenants and restrictions, including the aforementioned covenants and restrictions are further detailed in the senior revolving credit facility and the Senior Second Lien Notes agreements.

As of December 31, 2014, the Company was in compliance with all covenants and restrictions of the senior revolving credit facility and Senior Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit at December 31, 2014 and 2013 totaling $492 which have not been drawn on and remain outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

Scheduled Debt Maturities

Principal payments due during each of the next five calendar years and thereafter for the Company's line of credit and notes payable were as follows as of December 31, 2014:

	Line of Credit		Notes Payable
	Regularly scheduled principal amortization	Final maturities and other	Regularly scheduled principal amortization	Final maturities and other(1)	Total
2015	$—	$—	$712	$—	$712
2016	—	138,702	76	—	138,778
2017	—	—	39	290,000	290,039
2018	—	—	43	—	43
2019	—	—	46	—	46
Thereafter	—	—	85	—	85
Total	$—	$138,702	$1,001	$290,000	$429,703
(1)    The maturity of $290,000 includes the unamortized discount of $1,631 which is included in notes payable on the consolidated balance sheets.

7. Stockholder's Equity

Common Stock

As of December 31, 2014 and 2013, the Company was authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Noncontrolling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the noncontrolling interest in CCL are shown on our consolidated statements of operations and consolidated statements of comprehensive income (loss).

Accumulated Other Comprehensive Loss

During the years ended December 31, 2014, 2013, and 2012, comprehensive income (loss) included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(341)	$(341)
Other comprehensive income, net of tax of $0, before reclassifications	230	230
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2012	(111)	(111)
Other comprehensive loss, net of tax of $0, before reclassifications	(1,236)	(1,236)
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2013	(1,347)	(1,347)
Other comprehensive loss, net of tax of $0, before reclassifications	(2,289)	(2,289)
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2014	$(3,636)	$(3,636)

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

At December 31, 2014, 41,565 shares of Parent Common Stock and 19,519 shares of Parent Series A-2 Non-Convertible Preferred Stock were available for future issuance under the Equity Plan. Stock options to purchase Parent Common Stock and Parent Series A-2 Non-Convertible Preferred Stock may be granted with an exercise price not less than the fair market value of the common stock at the date the options are granted. The maximum term for options granted under the Equity Plan is 10 years.

The Equity Plan permits the granting of Parent stock options to certain employees, officers and directors of the Company as well as branch office owners. Option awards are generally granted with an exercise price equal to the fair value of Parent's stock at the date of issuance. They generally vest over one to five years of continuous service, and have 10-year contractual terms. The Equity Plan permits the granting of authorized, but unissued, or reacquired shares of Parent stock to satisfy exercises of options.

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

The expected term of options granted, expected volatility, and forfeitures are based on data specific to each class under the assumption that the different groups have different characteristics. For the purpose of this analysis these classes include: (i) employees and officers, (ii) directors, and (iii) branch office owners. The assumptions below are used by the Company to determine the fair value of stock-based awards of common stock of Parent.

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

Dividends. The Company does not currently anticipate Parent paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option pricing model.

Forfeitures. ASC 718, "Compensation—Stock Compensation", requires the Company to estimate forfeitures when recognizing stock compensation expense and revise those estimates in subsequent periods if actual forfeitures differ or are expected to differ from previous estimates.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model. The following table details our weighted average assumptions for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted average fair value of options granted	$11.20	$11.77	$12.00
Risk free interest rate	2.18% - 2.57%	2.85% - 2.92%	1.63% - 1.72%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of Parent Common Stock	43%	45%	49%
Weighted average expected life of options	10 years	10 years	10 years

The following table presents a summary of stock options granted and stock compensation expense recognized during the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Stock options granted
Employees	—	—	—
Branch offices	—	—	—
Directors	1,500	1,500	1,500
Total stock options granted	1,500	1,500	1,500
Stock compensation expense
Employees	$30	$44	$55
Branch offices	27	46	69
Directors	22	38	28
Total stock compensation expense	$79	$128	$152
Related tax benefit recognized	$—	$—	$—

Employee, branch office and director stock option compensation expense is recorded in the salaries and payroll taxes line item, purchased debt expense line item, and general and administrative line item in the consolidated statements of operations, respectively. During the years ended December 31, 2014 and 2013, we received zero cash proceeds from the exercise of stock options.

Unrecognized compensation cost related to stock options as of December 31, 2014 and 2013 was $37 and $135, respectively. The weighted average remaining expense period, based on the unamortized value of these outstanding stock options as of December 31, 2014 and 2013 was approximately 1.0 years and 1.3 years, respectively.

A summary of Parent's stock option activity for the year ended December 31, 2014 is presented below (all numbers are in whole dollars except aggregate intrinsic value, which is in thousands):

	Common Stock of Parent				Series A-2 Preferred Stock of Parent
	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value ('000s)	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value ('000s)
Outstanding, beginning of year	82,674	$0.01 - $75.00	$27.49		20,216	$0.01	$0.01
Granted	1,500	20.00	20.00		—	—	—
Cancelled/forfeited	(7,382)	0.01 - 75.00	15.25		(3,502)	0.01	0.01
Exercised	—	—	—		—	—	—
Outstanding, end of year	76,792	$0.01 - $75.00	$28.52	$334	16,714	$0.01	$0.01	$1,670
Exercisable, end of year	73,212	$0.01 - $75.00	$28.94	$334	16,714	$0.01	$0.01	$1,670

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $0, $0, and $257, respectively. As of December 31, 2014 the weighted average remaining contractual term of options outstanding and options exercisable was 3.2 years and 3.0 years, respectively.

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820-10-50-2E at December 31, 2014 and December 31, 2013:

	December 31, 2014
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$222,700	$563,674	$—	$—	$563,674
Line of credit(2)	138,702	138,702	—	138,702	—
Senior Second Lien Notes, net of $1,631 unamortized discount(3)	288,369	288,157	288,157	—	—
Other Notes Payable(4)	1,001	1,001	—	1,001	—

	December 31, 2013
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$274,357	$658,676	$—	$—	$658,676
Line of credit(2)	145,269	145,269	—	145,269	—
Senior Second Lien Notes, net of $2,350 unamortized discount(3)	287,650	295,987	295,987	—	—
Other Notes Payable(4)	1,764	1,764	—	1,764	—
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

10. Income Taxes

For financial statement reporting purposes, the Company is treated as a stand-alone entity, and therefore all components of the provision for, or benefit from income taxes as well as the deferred tax assets and liabilities recognized herein reflect only the financial results and position of SquareTwo. For income tax purposes, the Company is included in the consolidated return of Parent. Parent files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Parent's U.S. federal income tax returns were last examined for the tax year ended December 31, 2004, and Parent potentially remains subject to examination for all tax years ended on or after December 31, 2010.

The amounts of (loss) income from operations before income taxes and noncontrolling interest by U.S. and Canadian jurisdictions for the periods ended December 31 were as follows:

	2014	2013	2012
(Loss) income before taxes:
U.S.	$(47,010)	$(3,500)	$8,894
Canada	15,020	13,806	19,155
Total (loss) income before taxes	$(31,990)	$10,306	$28,049

The components of the provision for income taxes for the Company for the years ended December 31 were as follows:

	2014	2013	2012
Current:
Federal	$—	$—	$—
State	(492)	(849)	(225)
Canada	(3,986)	(4,059)	(5,076)
Total current tax expense	(4,478)	(4,908)	(5,301)
Deferred:
Federal	—	—	—
State	20	(246)	(134)
Canada	(1,492)	(89)	—
Total deferred tax expense	(1,472)	(335)	(134)
Total tax expense	$(5,950)	$(5,243)	$(5,435)

 For the year ended December 31, 2014, the Company realized a tax benefit of approximately $3.7 million as a result of its utilization of federal net operating losses.

For the year ended December 31, 2014, the combined state, federal and Canadian tax expense from operations was $6.0 million and was comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5%, U.S. state income tax expense of $0.5 million and $1.5 million deferred expense related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2014 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at December 31, 2014.

Under IRC Section 956, the pledge of Canadian assets, resulting from Amendment No. 5 to the revolving credit agreement, generates taxable income in the U.S. equal to the lesser of the outstanding amount of borrowings being guaranteed or the accumulated undistributed earnings and profits (“E&P”) of the Canadian entities that have pledged assets. In accordance with accounting for income taxes, the Company had previously asserted to permanently reinvest its Canadian E&P up through the year ended December 31, 2012, and accordingly, it has not accounted for those earnings as part of its provision for income taxes at December 31, 2013 or before. As a result of the foreign pledge of assets during the quarter ended June 30, 2014, the Company no longer asserts the permanent reinvestment criteria with respect to its Canadian earnings. While virtually all of the IRC Section 956 income generated in the U.S. during 2014 can be offset by the Company’s net operating losses in the U.S., the $1.5 million expense relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian E&P deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

The difference between total income tax expense and income tax expense computed using the statutory rate of 35% was as follows:

	2014	2013	2012
Computed tax benefit (expense) at statutory federal rate	$11,197	$(3,607)	$(9,817)
(Increase) decrease in valuation allowance	(14,718)	(654)	4,175
State tax rate change	—	(1,089)	—
State tax benefit (expense), net of federal benefit	843	(211)	(533)
Foreign tax rate differential	—	120	1,628
Earnings previously permanently reinvested	(2,535)	—	—
Foreign withholding	(1,492)	—	—
Other	755	198	(888)
Total income tax expense	$(5,950)	$(5,243)	$(5,435)

At December 31, the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	2014	2013
Deferred tax assets:
Federal and state net operating loss	$52,879	$55,102
Valuation allowance on cost recovery assets	5,321	5,717
Foreign tax credits	12,600	2,982
Branch office termination costs	—	1,472
Stock option expense	917	986
Amortization of loan fees and debt discount	656	662
Other	2,245	1,127
Total deferred tax assets	74,618	68,048
Deferred tax liabilities:
Level yield revenue	(18,311)	(28,468)
Property and equipment	(4,571)	(3,820)
Branch office intangible asset	(9,832)	(9,851)
Debt acquisition costs	(500)	(440)
Foreign earnings and withholding	(1,583)	(213)
Total deferred tax liabilities	(34,797)	(42,792)
Valuation allowance	(51,229)	(35,192)
Net deferred tax liability	$(11,408)	$(9,936)

At December 31, 2014, the Company had a federal net operating loss carryforward of $135.0 million that if not utilized will expire in the years ending December 31, 2025 through 2033. As of December 31, 2014, the Company had a state net operating loss carryforward of $176.3 million that if not utilized will expire in years ending December 31, 2015 through 2034. Due to a tax sharing agreement in place between SquareTwo and Parent, the Company can utilize Parent's federal and state net operating loss carryforwards (“NOLs”), which at December 31, 2014, were $219.0 million and $242.6 million, respectively, including net operating loss carryforwards attributable to the Company.  If not utilized, the federal NOLs will expire in years 2025 through 2033 and the state NOLs will expire in years 2015 through 2034.

As of the year ended December 31, 2014, the Company recorded a valuation allowance of $51.2 million against certain deferred tax assets including federal and state net operating losses, which may not be utilized within their available carryforward periods. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $11.4 million at December 31, 2014 was primarily attributable to the deferred tax liability associated with the Company’s indefinite lived branch office intangible asset of approximately $9.8 million as well as the aforementioned Canadian withholding tax. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made. The book-to-tax basis differences in Canada were minimal at December 31, 2014 and 2013.

The Company evaluates its uncertain tax positions in accordance with a two-step process. The first step is recognition: the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There were no unrecognized tax benefits as of December 31, 2014.

11. Commitments and Contingencies

Leases

Our office facilities are under various operating lease agreements, and the expense is included in general and administrative expenses. Rent expense on our office facilities totaled approximately $1,670, $1,525, and $1,602 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company also leases certain software and various types of equipment through a combination of capital and operating leases.

At December 31, 2014, the total future minimum lease payments were as follows:

	Capital Lease Obligations	Operating Leases
Year ended December 31,
2015	$1,808	$3,405
2016	860	3,094
2017	71	681
2018	5	130
2019	—	11
Thereafter	—	—
Total minimum lease payments	$2,744	$7,321
Less amount representing interest and maintenance fees	(434)
Total principal	$2,310

401(k) Savings

The Company offers participation in Parent's 401(k) profit-sharing plan. Eligible employees may make voluntary contributions which are matched by the Company up to 4% of the employee's compensation up to eligible limits. The amount of employee contributions are limited as specified in the profit-sharing plan. The Company may, at its discretion, make additional contributions. For the years ended December 31, 2014, 2013, and 2012, the Company made contributions of approximately $831, $721, and $555, respectively.

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

A similar program continued in 2006, effective for debt purchases in the fourth quarter of 2005. As of December 31, 2014 and 2013, the remaining investments by the branch office owners under these plans were approximately $875 and $1,135, respectively. These amounts have been classified as a contra-asset to purchased debt in the accompanying consolidated balance sheets. The program was discontinued prospectively during the year ended December 31, 2010.

Litigation

From time to time the Company is a defendant in ordinary routine litigation alleging violations of applicable state and federal laws by the Company or the branch offices acting on its behalf that is incidental to our business. These suits may include actions which may purport to be on behalf of a class of consumers. While the litigation and regulatory environment is challenging and continually changing, both for the Company, our branch offices and our industry, in our opinion, such matters will not individually, or in the aggregate, result in a materially adverse effect on the Company's financial position, results of operations or cash flows. Management believes the range of reasonably possible loss for outstanding claims beyond those previously accrued is between zero and $1.5 million. The Company accrues for loss contingencies as they become probable and estimable.

12. Related-Party Transactions

Notes Payable/Receivable to/from Related Parties

At December 31, 2014 and 2013, the Company had notes payable of $591 and $897, respectively, to individuals who are deemed related parties because of their relationship with a co-founder and member of our Board of Directors. The notes payable relate to a stock redemption plan that redeemed all of the shares formerly owned by these individuals, but left the promissory notes held by these individuals outstanding, and are included in notes payable in the consolidated balance sheets.

At December 31, 2014 and 2013, the Company had notes receivable of $194 and $212, respectively, from employees, former employees, and branch offices owned by certain officers, directors, and stockholders.

Amounts Due To/From Related Parties

At December 31, 2014 and 2013, the Company had payables, included in accrued interest and other liabilities on the Consolidated Balance Sheets, of $2,724 and $5,786, respectively, due to branch offices owned by certain officers, directors, and stockholders.

At December 31, 2014 and 2013, the Company had receivables, included in trade receivables as well as other assets on the Consolidated Balance Sheets, of $631 and $639 respectively, due from branch offices owned by certain officers, directors, and stockholders.

Revenues

Collections on our purchased debt are our primary source of revenues, as described in Note 2. Revenues are not accounted for on an individual branch office basis. Collections by director-owned branch offices totaled $34,093, $49,955, and $45,439 for the years ended December 31, 2014, 2013, and 2012, respectively.

Servicing Fees

We paid purchased debt servicing fees, net of royalties, to director-owned branch offices totaling $9,591, $13,547, and $13,584 for the years ended December 31, 2014, 2013, and 2012, respectively.

Management Fees

The Company pays a management fee to a private equity firm which manages both its own investment in Parent, and the investments of others in Parent. The fee is related to services provided for management and administrative oversight, and strategic and tactical planning and advice. The fees for each of the years ended December 31, 2014, 2013, and 2012 were $500.

13. Significant Concentrations and Significant Customers

Our branch offices provide a significant amount of our collections on purchased debt. Branch office owners may own one or more branch locations. However, during 2014 no branch owner accounted for more than 15% of total collections.

We have developed longstanding relationships with a number of leading credit issuers including U.S. and Canadian credit card, consumer loan, student loan, and small business credit issuers. Historically, we have purchased assets from seven of the ten largest credit card issuers in the U.S. In aggregate, we have purchased from over 40 different issuers of credit over the last three years as of December 31, 2014.

Debt issuers that represented a significant share of the Company's purchases were as follows:

2014
Issuer A	33.1%
Issuer B	10.8
Issuer C	9.3
Issuer D	7.7
Issuer E	6.5

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

The following tables present the Company's operating segment results for the years ended December 31, 2014, 2013, and 2012:

Cash Proceeds on Purchased Debt:

	Year Ended December 31,
Cash Proceeds on Purchased Debt	2014	2013	2012
Domestic	$376,563	$515,696	$560,808
Canada	43,569	48,013	47,209
Consolidated	$420,132	$563,709	$608,017

Total Revenues:

	Year Ended December 31,
Total Revenues	2014	2013	2012
Domestic	$220,141	$309,570	$324,645
Canada	26,950	28,683	29,632
Consolidated	$247,091	$338,253	$354,277

Adjusted EBITDA:

	Year Ended December 31,
Adjusted EBITDA(1)	2014	2013	2012
Domestic	$166,281	$273,475	$311,168
Canada	31,432	34,905	37,123
Consolidated	$197,713	$308,380	$348,291

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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net income (loss) to consolidated Adjusted EBITDA:

	Year Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA ($ in thousands)	December 31,
	2014	2013	2012
Net (loss) income	$(37,940)	$5,063	$22,614
Interest expense	44,217	45,984	48,456
Interest income	(163)	(103)	(77)
Income tax expense	5,950	5,243	5,435
Depreciation and amortization	6,883	7,986	6,860
EBITDA	18,947	64,173	83,288
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	175,695	241,561	272,767
Amortization of step-up of carrying value(2)	—	107	142
Purchased debt valuation allowance (reversals) charges(3)	1,784	(6,648)	(7,737)
Certain other or non-cash expenses
Stock option expense(4)	79	128	152
Net gain on sale of property and equipment	—	—	(2,679)
Termination fees	—	4,900	—
Other(5)	1,208	4,159	2,358
Adjusted EBITDA	$197,713	$308,380	$348,291
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

The table below reconciles net cash provided by operating activities to Adjusted EBITDA:

	Year Ended
Reconciliation of Cash Flow from Operations to Adjusted EBITDA ($ in thousands)	December 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(26,703)	$15,045	$23,479
Proceeds applied to purchased debt principal(1)	175,695	241,561	272,767
Interest expense to be paid in cash(2)	41,220	42,782	44,833
Interest income	(163)	(103)	(77)
Amortization of prepaid and other non-cash expenses	(4,532)	(4,658)	(836)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(2,347)	(4,899)	(1,065)
Other operating assets and liabilities and deferred taxes(4)	7,385	4,350	4,076
Income tax expense	5,950	5,243	5,435
Net gain on sale of property and equipment	—	—	(2,679)
Termination fees	—	4,900	—
Other(5)	1,208	4,159	2,358
Adjusted EBITDA	$197,713	$308,380	$348,291
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

Segment assets were as follows as of December 31, 2014 and December 31, 2013:

	December 31,
Total Assets	2014	2013
Domestic	$414,711	$474,175
Canada	33,376	24,229
Consolidated	$448,087	$498,404

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at December 31, 2014 or December 31, 2013.

15. Quarterly Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

Quarter Ended	March 31	June 30	September 30	December 31	Total
2014
Total revenues	$71,509	$66,847	$56,999	$51,736	$247,091
Total operating expenses	61,503	61,131	57,179	54,611	234,424
Operating income (loss)	10,006	5,716	(180)	(2,875)	12,667
Total other expenses	11,115	11,162	11,129	11,251	44,657
Loss before income taxes	(1,109)	(5,446)	(11,309)	(14,126)	(31,990)
Income tax expense	(1,037)	(2,071)	(1,699)	(1,143)	(5,950)
Net loss	(2,146)	(7,517)	(13,008)	(15,269)	(37,940)
Less: Net income attributable to noncontrolling interest	341	399	409	380	1,529
Net loss attributable to SquareTwo	$(2,487)	$(7,916)	$(13,417)	$(15,649)	$(39,469)

2013
Total revenues	$89,387	$90,650	$84,523	$73,693	$338,253
Total operating expenses	71,360	72,657	69,859	64,215	278,091
Operating income	18,027	17,993	14,664	9,478	60,162
Total other expenses	14,047	11,679	12,708	11,422	49,856
Income (loss) before income taxes	3,980	6,314	1,956	(1,944)	10,306
Income tax expense	(650)	(1,940)	(590)	(2,063)	(5,243)
Net income (loss)	3,330	4,374	1,366	(4,007)	5,063
Less: Net income attributable to noncontrolling interest	221	445	387	348	1,401
Net income (loss) attributable to SquareTwo	$3,109	$3,929	$979	$(4,355)	$3,662

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

The presentation of the Borrower’s financial statements represents the equity method of accounting for the Guarantor and Non-Guarantor Subsidiaries. The results of operations of the Guarantor and Non-Guarantor Subsidiaries reflect certain expense allocations from the Borrower, which are made in relation to the intercompany balances and the intercompany usage of the Borrower’s assets.

Consolidating Balance Sheets

	December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$15,677	$—	$15,677
Restricted cash	(360)	4,497	—	—	4,137
Trade receivables, net of allowance for doubtful accounts	1,221	22	608	—	1,851
Notes receivable	—	—	194	—	194
Purchased debt, net	—	206,542	16,158	—	222,700
Property and equipment, net	22,783	254	152	—	23,189
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	6,614	1,571	806	—	8,991
Investment in subsidiaries	243,404	—	—	(243,404)	—
Total assets	$444,441	$212,886	$34,164	$(243,404)	$448,087
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$3,549	$(227)	$(97)	$—	$3,225
Payable from trust accounts	1,252	58	94	—	1,404
Payable to Borrower	—	342,772	2,842	(345,614)	—
Taxes payable	138	—	337	—	475
Accrued interest and other liabilities	23,336	385	778	—	24,499
Deferred tax liability (asset)	11,416	—	(8)	—	11,408
Line of credit	138,702	—	—	—	138,702
Notes payable, net of discount	289,370	—	—	—	289,370
Obligations under capital lease agreements	2,310	—	—	—	2,310
Total liabilities	470,073	342,988	3,946	(345,614)	471,393
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,191	2,922	1	(2,923)	190,191
(Accumulated deficit) retained earnings	(215,823)	(133,024)	27,891	105,133	(215,823)
Accumulated other comprehensive loss	—	—	(3,636)	—	(3,636)
Total (deficiency) equity before noncontrolling interest	(25,632)	(130,102)	24,256	102,210	(29,268)
Noncontrolling interest	—	—	5,962	—	5,962
Total (deficiency) equity	(25,632)	(130,102)	30,218	102,210	(23,306)
Total liabilities and (deficiency) equity	$444,441	$212,886	$34,164	$(243,404)	$448,087

	December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$9,379	$—	$9,379
Restricted cash	(647)	7,131	—	—	6,484
Trade receivables, net of allowance for doubtful accounts	1,113	9	864	—	1,986
Notes receivable	—	—	212	—	212
Taxes receivable	—	—	275	—	275
Purchased debt, net	—	261,714	12,643	—	274,357
Property and equipment, net	24,092	53	211	—	24,356
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	8,023	1,119	865	—	10,007
Investment in subsidiaries	290,938	—	—	(290,938)	—
Total assets	$494,298	$270,026	$25,018	$(290,938)	$498,404
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$3,507	$39	$(41)	$—	$3,505
Payable from trust accounts	1,807	61	65	—	1,933
Payable to Borrower	—	367,463	337	(367,800)	—
Taxes payable	748	—	—	—	748
Accrued interest and other liabilities	26,957	210	694	—	27,861
Deferred tax liability (asset)	9,944	—	(8)	—	9,936
Line of credit	145,269	—	—	—	145,269
Notes payable, net of discount	289,414	—	—	—	289,414
Obligations under capital lease agreements	2,744	—	—	—	2,744
Total liabilities	480,390	367,773	1,047	(367,800)	481,410
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,262	1,052	1	(1,053)	190,262
(Accumulated deficit) retained earnings	(176,354)	(98,799)	20,884	77,915	(176,354)
Accumulated other comprehensive loss	—	—	(1,347)	—	(1,347)
Total equity (deficiency) before noncontrolling interest	13,908	(97,747)	19,538	76,862	12,561
Noncontrolling interest	—	—	4,433	—	4,433
Total equity (deficiency)	13,908	(97,747)	23,971	76,862	16,994
Total liabilities and equity (deficiency)	$494,298	$270,026	$25,018	$(290,938)	$498,404

Consolidating Statements of Operations

	Year Ended December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$6,143	$213,976	$26,916	$—	$247,035
Other revenue	13	9	34	—	56
Total revenues	6,156	213,985	26,950	—	247,091
Expenses
Purchased debt expense	6	137,511	10,296	—	147,813
Court costs, net	—	34,361	358	—	34,719
Salaries and payroll taxes	5,075	24,719	758	—	30,552
General and administrative	1,740	9,741	2,976	—	14,457
Depreciation and amortization	2,246	4,593	44	—	6,883
Total operating expenses	9,067	210,925	14,432	—	234,424
Operating (loss) income	(2,911)	3,060	12,518	—	12,667
Other expenses
Interest expense	6,932	37,285	—	—	44,217
Other expense (income)	444	—	(4)	—	440
Total other expenses	7,376	37,285	(4)	—	44,657
(Loss) income before income taxes	(10,287)	(34,225)	12,522	—	(31,990)
Income tax expense	(1,964)	—	(3,986)	—	(5,950)
Loss from subsidiaries	(27,218)	—	—	27,218	—
Net (loss) income	(39,469)	(34,225)	8,536	27,218	(37,940)
Less: Net income attributable to the noncontrolling interest	—	—	1,529	—	1,529
Net (loss) income attributable to SquareTwo	$(39,469)	$(34,225)	$7,007	$27,218	$(39,469)

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$10,727	$298,753	$28,098	$—	$337,578
Other revenue	84	6	585	—	675
Total revenues	10,811	298,759	28,683	—	338,253
Expenses
Purchased debt expense	5	178,315	10,864	—	189,184
Court costs, net	—	39,552	603	—	40,155
Salaries and payroll taxes	4,325	21,474	549	—	26,348
General and administrative	3,663	7,138	3,617	—	14,418
Depreciation and amortization	4,371	3,564	51	—	7,986
Total operating expenses	12,364	250,043	15,684	—	278,091
Operating (loss) income	(1,553)	48,716	12,999	—	60,162
Other expenses
Interest expense	5,165	40,819	—	—	45,984
Other expense	401	1,228	2,243	—	3,872
Total other expenses	5,566	42,047	2,243	—	49,856
(Loss) income before income taxes	(7,119)	6,669	10,756	—	10,306
Income tax expense	(1,551)	—	(3,692)	—	(5,243)
Income from subsidiaries	12,332	—	—	(12,332)	—
Net income	3,662	6,669	7,064	(12,332)	5,063
Less: Net income attributable to the noncontrolling interest	—	—	1,401	—	1,401
Net income attributable to SquareTwo	$3,662	$6,669	$5,663	$(12,332)	$3,662

	Year Ended December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$13,196	$311,208	$28,956	$—	$353,360
Other revenue	193	24	700	—	917
Total revenues	13,389	311,232	29,656	—	354,277
Expenses
Purchased debt expense	31	188,304	8,732	—	197,067
Court costs, net	—	36,905	412	—	37,317
Salaries and payroll taxes	6,062	19,594	480	—	26,136
General and administrative	1,022	9,563	2,068	—	12,653
Depreciation and amortization	3,977	2,832	51	—	6,860
Total operating expenses	11,092	257,198	11,743	—	280,033
Operating income	2,297	54,034	17,913	—	74,244
Other expenses
Interest expense	6,185	42,195	76	—	48,456
Other expense (income)	273	—	(2,534)	—	(2,261)
Total other expenses	6,458	42,195	(2,458)	—	46,195
(Loss) income before income taxes	(4,161)	11,839	20,371	—	28,049
Income tax expense	(359)	—	(5,076)	—	(5,435)
Income from subsidiaries	25,182	—	—	(25,182)	—
Net income	20,662	11,839	15,295	(25,182)	22,614
Less: Net income attributable to the noncontrolling interest	—	—	1,952	—	1,952
Net income attributable to SquareTwo	$20,662	$11,839	$13,343	$(25,182)	$20,662

Consolidating Statements of Comprehensive (Loss) Income

	Year Ended December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(39,469)	$(34,225)	$8,536	$27,218	$(37,940)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(2,289)	—	(2,289)
Comprehensive (loss) income	(39,469)	(34,225)	6,247	27,218	(40,229)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,529	—	1,529
Comprehensive (loss) income attributable to SquareTwo	$(39,469)	$(34,225)	$4,718	$27,218	$(41,758)

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$3,662	$6,669	$7,064	$(12,332)	$5,063
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(1,236)	—	(1,236)
Comprehensive income	3,662	6,669	5,828	(12,332)	3,827
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,401	—	1,401
Comprehensive income attributable to SquareTwo	$3,662	$6,669	$4,427	$(12,332)	$2,426

	Year Ended December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$20,662	$11,839	$15,295	$(25,182)	$22,614
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	230	—	230
Comprehensive income	20,662	11,839	15,525	(25,182)	22,844
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,952	—	1,952
Comprehensive income attributable to SquareTwo	$20,662	$11,839	$13,573	$(25,182)	$20,892

Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(39,469)	$(34,225)	$8,536	$27,218	$(37,940)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,246	4,593	44	—	6,883
Amortization of loan origination fees and debt discount	2,997	—	—	—	2,997
Purchased debt valuation allowance	—	1,784	—	—	1,784
Stock option expense	52	27	—	—	79
Amortization of prepaid and other non-cash expenses	3,729	748	55	—	4,532
Deferred tax provision, net of valuation allowance	1,472	—	—	—	1,472
Loss from subsidiaries	27,218	—	—	(27,218)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(610)	—	602	—	(8)
Restricted cash	(287)	2,634	—	—	2,347
Other assets	(4,023)	(3,717)	2,688	—	(5,052)
Accounts payable and accrued liabilities	(3,743)	(354)	300	—	(3,797)
Net cash (used in) provided by operating activities	(10,418)	(28,510)	12,225	—	(26,703)
Investing activities
Investment in purchased debt	—	(105,532)	(21,215)	—	(126,747)
Proceeds applied to purchased debt principal	—	159,180	16,515	—	175,695
Investment in subsidiaries	24,902	—	—	(24,902)	—
Investment in property and equipment, including internally developed software	(4,511)	(236)	—	—	(4,747)
Net cash provided by (used in) investing activities	20,391	53,412	(4,700)	(24,902)	44,201
Financing activities
Repayments of investment by Parent, net	(150)	(24,902)	—	24,902	(150)
Payments on notes payable, net	(763)	—	—	—	(763)
Proceeds from lines-of-credit	421,308	—	—	—	421,308
Payments on lines-of-credit	(427,875)	—	—	—	(427,875)
Origination fees on lines-of-credit	(767)	—	—	—	(767)
Payments on capital lease obligations	(1,726)	—	—	—	(1,726)
Net cash used in financing activities	(9,973)	(24,902)	—	24,902	(9,973)
Increase in cash and cash equivalents	—	—	7,525	—	7,525
Impact of foreign currency translation on cash	—	—	(1,227)	—	(1,227)
Cash and cash equivalents at beginning of period	—	—	9,379	—	9,379
Cash and cash equivalents at end of period	$—	$—	$15,677	$—	$15,677
Supplemental cash flow information
Cash paid for interest	$41,343	$—	$—	$—	$41,343
Cash paid for income taxes	1,103	—	3,378	—	4,481
Property and equipment financed with capital leases and notes payable	1,292	—	—	—	1,292

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$3,662	$6,669	$7,064	$(12,332)	$5,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,371	3,564	51	—	7,986
Amortization of loan origination fees and debt discount	3,202	—	—	—	3,202
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Purchased debt valuation allowance reversal	—	(6,630)	(18)	—	(6,648)
Stock option expense	82	46	—	—	128
Amortization of prepaid and other non-cash expenses	3,811	555	292	—	4,658
Deferred tax provision, net of valuation allowance	339	—	(4)	—	335
Income from subsidiaries	(12,332)	—	—	12,332	—
Changes in operating assets and liabilities:
Income tax payable/receivable	640	—	(2,510)	—	(1,870)
Restricted cash	(315)	5,214	—	—	4,899
Other assets	(3,874)	3,773	(4,587)	—	(4,688)
Accounts payable and accrued liabilities	2,000	(689)	562	—	1,873
Net cash provided by operating activities	1,693	12,502	850	—	15,045
Investing activities
Investment in purchased debt	—	(240,595)	(17,515)	—	(258,110)
Proceeds applied to purchased debt principal	—	221,884	19,677	—	241,561
Payments to branch offices related to asset purchase program	—	(297)	—	—	(297)
Net proceeds from notes receivable	77	—	—	—	77
Investment in subsidiaries	(6,506)	—	—	6,506	—
Investment in property and equipment, including internally developed software	(5,012)	—	—	—	(5,012)
Net cash (used in) provided by investing activities	(11,441)	(19,008)	2,162	6,506	(21,781)
Financing activities
Proceeds from investment by Parent, net	—	6,506	—	(6,506)	—
Payments on notes payable, net	(596)	—	—	—	(596)
Proceeds from lines-of-credit	581,644	—	—	—	581,644
Payments on lines-of-credit	(568,787)	—	—	—	(568,787)
Origination fees on lines-of-credit	(1,035)	—	—	—	(1,035)
Payments on capital lease obligations	(1,478)	—	—	—	(1,478)
Net cash provided by financing activities	9,748	6,506	—	(6,506)	9,748
Increase in cash and cash equivalents	—	—	3,012	—	3,012
Impact of foreign currency translation on cash	—	—	(1,171)	—	(1,171)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$9,379	$—	$9,379
Supplemental cash flow information
Cash paid for interest	$42,420	$585	$—	$—	$43,005
Cash paid for income taxes	572	—	6,207	—	6,779
Property and equipment financed with capital leases and notes payable	2,407	—	—	—	2,407

	Year Ended December 31, 2012
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$20,662	$11,839	$15,295	$(25,182)	$22,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,977	2,832	51	—	6,860
Amortization of loan origination fees and debt discount	3,623	—	—	—	3,623
Recovery of step-up in basis of purchased debt	142	—	—	—	142
Purchased debt valuation allowance reversal	—	(7,737)	—	—	(7,737)
Stock option expense	83	69	—	—	152
Amortization of prepaid and other non-cash expenses	2,825	1,456	(3,445)	—	836
Deferred tax provision, net of valuation allowance	134	—	—	—	134
Income from subsidiaries	(25,182)	—	—	25,182	—
Changes in operating assets and liabilities:
Income tax payable/receivable	40	—	444	—	484
Restricted cash	869	196	—	—	1,065
Other assets	(2,648)	(3,605)	1,581	—	(4,672)
Accounts payable and accrued liabilities	(621)	622	(23)	—	(22)
Net cash provided by operating activities	3,904	5,672	13,903	—	23,479
Investing activities
Investment in purchased debt	—	(246,011)	(26,746)	—	(272,757)
Proceeds applied to purchased debt principal	—	254,859	17,908	—	272,767
Payments to branch offices related to asset purchase program	—	(301)	—	—	(301)
Net proceeds from notes receivable	459	—	—	—	459
Investment in subsidiaries	14,226	—	—	(14,226)	—
Investment in property and equipment, including internally developed software	(5,411)	(74)	(51)	—	(5,536)
Proceeds from sale of property and equipment, net of transaction costs	—	—	2,679	—	2,679
Net cash provided by (used in) investing activities	9,274	8,473	(6,210)	(14,226)	(2,689)
Financing activities
Proceeds from (repayments of) investment by Parent, net	87	(14,226)	—	14,226	87
Payments on notes payable, net	(274)	—	(2,618)	—	(2,892)
Proceeds from lines-of-credit	562,730	—	1,482	—	564,212
Payments on lines-of-credit	(574,477)	(1)	(1,504)	—	(575,982)
Origination fees on lines-of-credit	(200)	—	—	—	(200)
Payments on capital lease obligations	(1,053)	—	—	—	(1,053)
Net cash used in financing activities	(13,187)	(14,227)	(2,640)	14,226	(15,828)
(Decrease) increase in cash and cash equivalents	(9)	(82)	5,053	—	4,962
Impact of foreign currency translation on cash	—	—	(81)	—	(81)
Cash and cash equivalents at beginning of period	9	82	2,566	—	2,657
Cash and cash equivalents at end of period	$—	$—	$7,538	$—	$7,538
Supplemental cash flow information
Cash paid for interest	$43,507	$1,416	$96	$—	$45,019
Cash paid for income taxes	185	—	4,631	—	4,816
Property and equipment financed with capital leases and notes payable	855	—	—	—	855

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework issued in 2013. Based on management's assessment and those criteria, management concluded that as of December 31, 2014, the Company's internal control over financial reporting is effective.

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Current Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and executive officers as of March 4, 2015:

Name	Age	Position
Paul A. Larkins	54	President, Chief Executive Officer and Director
P. Scott Lowery	56	Special Senior Advisor to the President and Chief Executive Officer and Director
John D. Lowe	38	Senior Vice President and Chief Financial Officer
Brian W. Tuite	45	Executive Vice President and Chief Business Development Officer
J.B. Richardson, Jr.	32	Senior Vice President of Operations
William A. Weeks	42	Senior Vice President and Chief Information Officer
Richard Roth	63	Senior Vice President and Chief Marketing Officer
Bethany S. Parker	34	Senior Vice President of Customer Experience Office
Kristin A. Dickey	45	Senior Vice President of Human Resources and Organizational Development
Mark D. Erickson	49	Senior Vice President of Commercial Business
Alan Singer	62	General Counsel and Secretary
Christopher J. Lane	53	Chairman of the Board of Directors
Blair J. Tikker	58	Director
Bennett R. Thompson	36	Director
Kimberly S. Patmore	58	Director
Thomas W. Bunn	61	Director
Thomas R. Sandler	68	Director

All of our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified, unless his office is earlier vacated in accordance with the Bylaws of the Company, or with the applicable provisions of the General Corporation Law of the State of Delaware. Messrs. Lane, Tikker, Thompson, and Sandler were appointed by KRG and Mr. Larkins was appointed by Mr. Lowery pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding.

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

The Executive Employment Agreement requires Mr. Larkins to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a non-compete and non-solicitation agreement, which expires one year following Mr. Larkins' termination as an employee. The Executive Employment Agreement contains certain severance provisions which are described in “Compensation Discussion and Analysis” under the heading “Severance and Change in Control Agreements.”

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

Employment Agreement with John D. Lowe. Effective as of August 1, 2014, SquareTwo Financial Corporation and John D. Lowe entered into an Executive Employment Agreement pursuant to which Mr. Lowe agreed to serve as the Senior Vice President and Chief Financial Officer of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Lowe for cause in certain circumstances. The Executive Employment Agreement provides for a base salary of $350,000 with an incentive compensation bonus in an amount with a targeted bonus of 100% if certain projected Adjusted EBITDA milestones are met, and/or other tangible financial metrics and management bonus objectives to be established by the Compensation Committee are met.

The Executive Employment Agreement requires Mr. Lowe to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a non-compete and non-solicitation agreement, which expires one year following Mr. Lowe's termination as an employee. The Executive Employment Agreement contains certain severance provisions which are described in “Compensation Discussion and Analysis” under the heading “Severance and Change in Control Agreements.”

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

The Executive Employment Agreement requires Mr. Tuite to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a non-compete and non-solicitation agreement, which expires one year following Mr. Tuite's termination as an employee. The Executive Employment Agreement contains certain severance provisions which are described in “Compensation Discussion and Analysis” under the heading “Severance and Change in Control Agreements.”

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

John D. Lowe has been our Senior Vice President and Chief Financial Officer since August 2014. Mr. Lowe has been employed by SquareTwo since August 2009 in a variety of capacities, including as Treasurer and Vice President of Finance and External Reporting from July 2010 until August 2014. Prior to joining SquareTwo, Mr. Lowe served as Director of Technical Accounting for Archstone from January 2008 until August 2009. From October 2002 to December 2007, Mr. Lowe was employed by Deloitte & Touche in varying capital markets and audit roles. Mr. Lowe is a CPA and graduated from Virginia Polytechnical Institute and University with a Bachelors of Science in Accounting and Finance.

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

Bethany S. Parker has been our Senior Vice President of Customer Experience Office since April 2014, having served as Senior Vice President of Franchise Development since September 2010. Before assuming that role, Ms. Parker served in a variety of positions in the Operations arena, including senior management roles with us since joining Collect America, Ltd., SquareTwo's predecessor, in April 2001. Ms. Parker attended the University of New Hampshire Whittemore School Of Business and Economics as well as the University of Colorado at Denver.

Kristin A. Dickey has been our Senior Vice President of Human Resources and Organizational Development since March 2011. Previously, she was a Senior Director of Human Resources at Orbitz Worldwide from 1992 to 2011. Ms. Dickey received her Bachelor's Degree from the University of Wyoming.

Mark D. Erickson has been our Senior Vice President of Commercial Business since November 2010. Prior to joining us, Mr. Erickson held multiple executive level positions from 1994 to 2009 with Key Equipment Finance, Inc., a unit of KeyCorp, engaged in small and mid-ticket commercial equipment finance and leasing. His roles included management positions in credit underwriting, lease syndications, asset management, and sales and marketing. Mr. Erickson holds a Bachelor of Arts from the University of Denver, and a Masters in Business Administration from Washington University.

Alan Singer has been our General Counsel and Secretary since August 2014. Mr. Singer joined the Company in April 2001 and has served in a variety of capacities including serving as Associate General Counsel for Regulatory Affairs from February 2011 until August 2014. Prior to joining SquareTwo, Mr. Singer was employed by ING from 1990 to 2000 in various positions of increasing responsibility, including Vice President of Regulatory Compliance and Customer Relations. Mr. Singer graduated from Queens College, CUNY with a B.A. in Psychology and graduated from the University of Denver, College of Law with a J.D.

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

The Audit Committee held six meetings during 2014 and met informally between meetings. Audit Committee meetings are typically held in conjunction with scheduled meetings of the Board of Directors; however, the Audit Committee also holds meetings between meetings of the Board of Directors as needed. The Audit Committee holds executive sessions, which may include the Ernst & Young audit team.

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

The Audit Committee adopted its charter in August 2010 and last amended it on February 26, 2015. As described in the charter, the Audit Committee's primary duties and responsibilities include:

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

The Company has established a Compliance Oversight Committee consisting of certain members of the Company's management team. The Compliance Oversight Committee oversees the efforts of the Company in complying with regulatory requirements and in ensuring that the Company's customers have a positive customer experience within the context of a collections relationship. The Compliance Oversight Committee is responsible for reporting to the Board of Directors on the progress on achieving the Company's periodic compliance initiatives.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

The purpose of this compensation discussion and analysis ("CD&A") is to provide information about each material element of compensation earned by our "Named Executive Officers" during our 2014 fiscal year. The following discussion and analysis should be read in conjunction with the "2014 Summary Compensation Table" and related tables and narrative that are presented herein.

For our 2014 fiscal year, our Named Executive Officers were:

• Paul A. Larkins, who is our President and Chief Executive Officer.

• P. Scott Lowery, who is our Special Senior Advisor to the President and Chief Executive Officer.

• L. Heath Sampson, who was our Chief Financial Officer until August 1, 2014.

• John D. Lowe, who is our Chief Financial Officer.

• Brian W. Tuite, who is our Chief Business Development Officer.

• J.B. Richardson, Jr., who is our Senior Vice President of Operations.

This CD&A addresses and provides the context behind the numerical and related information contained in the "2014 Summary Compensation Table" and related tables and includes actions regarding executive compensation that occurred after the end of our 2014 fiscal year, including the award of bonuses related to 2014 performance, the establishment of salaries, and the adoption of any new, or the modification of any existing, compensation programs.

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

With respect to its periodic review of salaries for our Named Executive Officers and other executive officers for 2014, the Compensation Committee considered data provided by our management which included an assessment of corporate performance, as well as individual performance of each executive. In 2014, the Compensation Committee maintained the 2013 salaries for each of the Named Executive Officers with the exception of Mr. Richardson. Based on Mr. Richardson's performance and the Compensation Committee's view of current market rates, his annual salary was increased to $265,000 during 2014. The salaries for the Named Executive Officers are believed to be an appropriate reflection of our compensation philosophy which seeks to find an appropriate balance between "pay at risk" and market competitiveness.

We disclose the base salary earned in 2014 by our Named Executive Officers in the "Salary" column of the "2014 Summary Compensation Table."

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

The primary metric which the Company currently uses to evaluate its executives' performance is the attainment of annual Adjusted EBITDA goals. The Company believes that this metric captures the need of the Company to grow its business intelligently and maintain an appropriate focus on the cost structure of the Company. Additionally, the Company expects its Named Executive Officers to focus on and achieve significant improvement in key components of its future growth, including, without limitation, the expansion of the Company's purchasing efforts into new product lines and with new creditors, the accuracy of underwriting in relation to actual returns, the hiring, retention and development of individuals who are viewed as being excellent performers and emerging leaders by the Company and the improvement of our operational focus through leveraging innovative business practices and technologies. The use of the department and individual goals to impact the amount of the bonus is designed to ensure that the performance of the individual executive is aligned both with the short term and long range interests of the Company, including financial, operational and compliance objectives, while not rewarding excessively risky behavior.

The bonus is calculated based on a percentage of the Named Executive Officers salary. The following table describes the minimum and target percentages which the executives may receive:

Executive	Minimum	Target
Paul A. Larkins	0%	100%
P. Scott Lowery	0%	100%
L. Heath Sampson(1)	0%	100%
John D. Lowe(2)	0%	100%
Brian W. Tuite	0%	100%
J.B. Richardson, Jr.	0%	50%
(1)    Effective August 1, 2014. L. Heath Sampson was no longer employed by the Company. As a result, Mr. Sampson forfeited his eligibility for the 2014 bonus.

(2)    John D. Lowe was appointed Chief Financial Officer on August 1, 2014.

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

For 2014, the Compensation Committee established goals and parameters for the annual cash incentive program based on corporate financial and strategic objectives reflected in our 2014 operating plan approved by the Board of Directors, as well as a stated bonus target for each individual. The initial goal for Adjusted EBITDA was $203.7 million for 2014. In 2014, the Company earned $197.7 million in Adjusted EBITDA which was approximately 97.0% of the target. Based on this performance, together with the Company's performance in achieving its strategic and tactical initiatives, the Compensation Committee agreed to fund the management bonus pool in an amount equal to 97% of the targeted bonus for the management discretionary bonus pool. For an explanation of the Adjusted EBITDA metric, please see the "Adjusted EBITDA" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Based on the Compensation Committee's corporate, departmental and individual performance for 2014, actual bonus payouts for our Named Executive Officers, to be paid in March 2015 and reported in the "2014 Summary Compensation Table" below, were $750,000 for Mr. Larkins which represented 115% of his base salary, $200,000 for Mr. Lowery which represented 57% of his base salary, $275,000 for Mr. Lowe which represented 79% of his base salary, $250,000 for Mr. Tuite which represented 83% of his base salary, and $185,000 for Mr. Richardson which represented 70% of his base salary.

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

In weighing the determination of which long term incentive to provide, there is a strong bias towards aligning the interests of the stockholder with the executive officers through the use of stock or stock options. It is the view of the Compensation Committee that alternative methods of long term compensation which might involve the payment of cash are less effective in focusing the attention of the executive officers on the same long term interests as our other stockholders-namely, long term, sustainable and profitable growth of the business.

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

Series PL Preferred Stock. In addition to the stock acquired under the Equity Plan, CA Holding has established a separate class of stock, Series PL Preferred Stock. All 250 authorized shares of Series PL Preferred Stock were purchased by Mr. Larkins in 2009. Series PL Preferred Stock is non-dividend bearing preferred stock. The Series PL Preferred Stock has a variable liquidation preference over all other classes of CA Holding stock payable upon a Liquidity Event. The amount of the liquidation preference ranges from $0 to $248,000 per share, and is based upon the enterprise value of the Company at the time of the Liquidity Event. The purpose of offering Mr. Larkins the ability to purchase this stock at fair market value was to incentivize him to maximize the enterprise value of the Company at the time of a corporate transaction that will benefit the stockholders and other stakeholders of our parent company.

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

Severance and Change in Control Agreements. Pursuant to the terms of their employment agreements, the Compensation Committee has approved certain severance arrangements for Messrs. Larkins, Lowery, Lowe and Tuite.

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

Mr. Lowe's employment agreement dated August 1, 2014 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Lowe's employment is terminated without Cause or he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for 12 months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in an amount equal to the bonus that would have been paid by us for the then current twelve month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365. The terms of the agreement also provide that if Mr. Lowe is eligible under and elects to continue his medical and dental coverage under COBRA, we will continue to pay his COBRA for a 12 month period, unless Mr. Lowe earlier becomes eligible to receive health care pursuant to a subsequent employer's group healthcare plan. The agreement contains a one year non-compete and non-solicitation provision.

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

We believe that the provisions of our severance and change in control arrangements with Messrs. Lowery, Larkins, Lowe and Tuite are consistent with the principal objectives of our compensation programs. We believe that the compensation elements that would be triggered upon termination are (i) consistent with the market in which we operate, (ii) at appropriate levels when viewed in relation to the benefits the executives provide us and our stockholders and the overall value of SquareTwo, (iii) designed to compensate the executives for playing a significant role in managing our affairs, (iv) will provide an important "safety net" that allows these executives to focus on our business and pursue the course of action that is in the best interests of our stockholders by alleviating some concerns regarding their personal financial well-being in the event of a termination or change of control transaction, and (v) provides compensation to the executives for the non-compete provisions contained in their employment agreements.

Other Benefits and Programs. For Messrs. Larkins and Lowery the Company has provided health insurance without these individuals making an employee contribution for the insurance. Under the terms of this arrangement, these individuals are provided family coverage at the lowest level of coverage provided for any of our employees. On any enhanced coverage, these individuals will pay the differential employee contribution.

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

In 2014, the Company contributed $9 to match Mr. Lowery's contributions to the 401(k) Plan; $10 to match Mr. Larkins' contributions to the 401(k) Plan; $10 to match Mr. Sampson's contributions to the 401(k) Plan; $8 to match Mr. Lowe's contributions to the 401(k) Plan; $10 to match Mr. Tuite's contributions to the 401(k) Plan and $4 to match Mr. Richardson's contributions to the 401(k) Plan.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned by, or paid to, each of our Named Executive Officers for services provided to us and our subsidiaries for the years ended December 31, 2014, 2013, and 2012:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(3)	All Other Compensation(4)	Total
Paul A. Larkins,	2014	$675,000	$750,000	$—	$—	$26,545	$1,451,545
President and Chief Executive Officer	2013	609,615	500,000	—	—	29,928	1,139,543
	2012	500,000	1,100,000	—	—	23,638	1,623,638

P. Scott Lowery,	2014	363,462	200,000	—	—	83,486	646,948
Co-Founder and Special Senior Advisor to the President and Chief Executive Officer	2013	350,000	150,000	—	—	100,196	600,196
	2012	350,000	350,000	—	—	193,920	893,920

L. Heath Sampson,	2014	269,336	—	—	—	47,843	317,179
Chief Financial Officer(1)	2013	373,077	220,000	—	—	53,174	646,251
	2012	300,000	500,000	—	—	15,283	815,283

John D. Lowe,	2014	246,577	275,000	—	—	8,390	529,967
Chief Financial Officer(2)

Brian W. Tuite,	2014	311,539	250,000	—	—	19,302	580,841
Executive Vice President, Chief Business Development Officer	2013	286,539	165,000	—	—	19,030	470,569
	2012	250,000	350,000	—	—	7,800	607,800

J.B. Richardson, Jr.	2014	253,269	185,000	—	—	3,699	441,968
Senior Vice President of Operations	2013	229,616	85,000	—	—	3,834	318,450
	2012	212,116	210,000	—	—	3,590	425,706
(1)     Mr. Sampson resigned his position effective August 1, 2014.

(2)     Mr. Lowe was appointed Chief Financial Officer on August 1, 2014. All compensation amounts presented include the amount earned during 2014 both prior and subsequent to his appointment as Chief Financial Officer.

(3)     Amount represents the grant date fair value of option awards. Refer to Note 8 to the consolidated financial statements for discussion of valuation methodology and assumptions.

(4)     Amounts set forth in the All Other Compensation column consist of the following:

	Perquisites				Total Perquisites & Other Compensation
Name	Company Airplane(1)	All Other Perquisites(2)	Total Perquisites	401k Match
Paul A. Larkins	$10,741	$6,304	$17,045	$9,500	$26,545
P. Scott Lowery	41,264	32,766	74,030	9,456	83,486
L. Heath Sampson	36,728	1,000	37,728	10,115	47,843
John D. Lowe	—	35	35	8,355	8,390
Brian W. Tuite	7,878	1,024	8,902	10,400	19,302
J.B. Richardson, Jr.	—	84	84	3,615	3,699
(1)     The cost to the Company for use of the Company plane for personal travel for Messrs. Larkins, Lowery, Sampson, and Tuite.

(2)     For 2014, All Other Perquisites primarily include cost of insurance benefits not offered to other employees for Messrs. Larkins, and Lowery. None of these perquisites by type are greater than $25,000 for any Named Executive Officer.

The Compensation Committee provided a bonus of $750,000 to Mr. Larkins based upon his significant leadership of the Company and his substantial progress toward achieving corporate and individual objectives across a number of strategic areas.

In setting the bonus for Mr. Lowery, the Compensation Committee determined that a bonus of $200,000 would establish a total compensation level commensurate with the significant value which he provides to the Company through his deep knowledge of the industry and his substantial interactions with the branch offices.

The Compensation Committee provided a bonus of $275,000 to Mr. Lowe based upon corporate performance and his progress toward departmental and individual objectives. Mr. Lowe's bonus was adjusted to reflect his promotion to Chief Financial Officer on August 1, 2014.

The Compensation Committee provided a bonus of $250,000 to Mr. Tuite based upon corporate performance and his progress toward achieving departmental and individual objectives, including his continued development of additional client relationships.
The Compensation Committee provided a bonus of $185,000 to J.B. Richardson, Jr. based upon corporate performance and his progress toward achieving departmental and individual objectives.
2014 Grants of Plan-Based Awards
There were no grants of plan-based awards to our Named Executive Officers or purchases of stock under the terms of Equity Plan by our Named Executive Officers during the year ended December 31, 2014.

Option Exercises and Stock Vested

During the year ended December 31, 2014 there were no exercises of common stock options by our Named Executive Officers. The Named Executive Officer option awards that vested during 2014 were 200 and 250 to Messrs. Lowe and Tuite, respectively.

As previously mentioned, the B-1 and B-2 Contingent Convertible Preferred shares purchased by certain executives are subject to a three and five year repurchase period, respectively, from the date of purchase. The following table sets forth summary information relating to the lapsing of the Company's repurchase right relating to the B-1 and B-2 Contingent Convertible Preferred shares as of December 31, 2014:

	Repurchase Lapsed	Subject to Repurchase	Repurchase Lapsed	Subject to Repurchase
Name	B-1 Preferred	B-1 Preferred	B-2 Preferred	B-2 Preferred
Paul A. Larkins(1)	—	—	65,000	15,000
P. Scott Lowery	106,224	—	22,500	5,000
L. Heath Sampson	—	—	24,750	1,500
Brian W. Tuite	—	—	13,700	800
J.B. Richardson, Jr.	—	—	2,800	700
(1)    Subsequent to his purchase of stock, in a series of permitted transactions, Mr. Larkins made gifts of 30,200 shares of the B-2 stock to various family trusts and a limited partnership.

2014 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning option awards to purchase shares of common stock of CA Holding that were outstanding (vested or unvested) as of December 31, 2014 with respect to the Named Executive Officers. Vesting of each award accelerates upon death, disability or a change of control:

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John D. Lowe	800	200	$20.00	12/28/2020
Brian W. Tuite	1,250	—	$20.00	9/18/2019
(1)     Refer to Note 8 to the consolidated financial statements for further discussion of outstanding option awards and vesting period.

At December 31, 2014, the outstanding option awards granted to Mr. Lowery as the owner of two branch offices, as described previously, included 688 vested common stock options, and 688 vested Series A-2 Non-Convertible Preferred Stock options.

Potential Payments upon a Termination or Change of Control

The following table sets forth the possible compensation for our Named Executive Officers in certain instances of a termination without cause, including in situations involving a change in control:

Name	Severance Salary Payments(1)	Severance Bonus Payments(1)	COBRA or Individual Insurance Premiums(1)	Total
Paul A. Larkins	$650,000	$650,000	$14,716	$1,314,716
P. Scott Lowery	350,000	350,000	21,263	721,263
John D. Lowe	350,000	350,000	18,091	718,091
Brian W. Tuite	150,000	300,000	10,328	460,328
(1)    Severance Salary Payments, Severance Bonus Payments, and COBRA or Individual Insurance Premiums are calculated based upon each Named Executive Officer's salary and benefits in effect as of December 31, 2014. Refer to the Severance and Change in Control Agreements section herein for discussion of severance arrangements for Named Executive Officers.

2014 Director Compensation

Compensation Arrangements with Directors

The Board of Directors has established the following compensation arrangements for our independent directors who are neither employed by the Company nor affiliated with KRG:

• An annual retainer of $50,000 for service on the Board of Directors and attendance at meetings of the Board of Directors or any committees of the Board of Directors;

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

All stock options granted or required to be granted to directors will have a 1-3 year vesting period. The options will expire upon the earlier to occur of a date which is ten years from the date of granting or sixty days from the date that the director leaves the Company's Board of Directors. For all options granted to directors in 2014 and 2013, the exercise price is $20.00 per share. Through the significant equity component of the directors' compensation, the Company believes that it has properly aligned the interests of the independent director with the long term goals of the shareholders of the Company.

Directors who are Company employees or who are employed by KRG receive no incremental compensation for their membership on the Board of Directors.

The following table sets forth the compensation received by our non-employee directors or their designees for the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash		Option Awards(1)(2)	Total
Kimberly S. Patmore	$100,000		$5,671	$105,671
Thomas W. Bunn	70,000	(3)	5,595	75,595
Thomas R. Sandler	70,000		5,539	75,539
(1)    Represents the total fair value of the option awards at the time of issuance. Our methodology for estimating share-based compensation cost is disclosed in Note 8 of the Consolidated Financial Statements.

(2)    As of December 31, 2014, Ms. Patmore, Mr. Bunn and Mr. Sandler had outstanding option awards to purchase common stock of CA Holding of 4,000, 3,000, and 3,000, respectively.

(3)    Paid to Foundation for the Carolinas.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended December 31, 2014 were directors Christopher J. Lane, Bennett R. Thompson, and Thomas W. Bunn.  None of these individuals has been an officer or employee of the Company during the most recent completed fiscal year and no executive officer of the Company served on the compensation committee (or equivalent committee) or board of any company that employed any member of our Compensation Committee or our Board of Directors.

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
Christopher J. Lane
Bennett R. Thompson
Thomas W. Bunn

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

CA Holding, our sole stockholder, promulgated the Equity Plan which was amended and restated on November 21, 2006 and was further amended pursuant to a First Amendment to Amended and Restated 2005 Equity Incentive Plan. The following table contains certain information regarding options and warrants under the Equity Plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1) and (2)
Equity compensation plans approved by security holders	93,506	$23.42	61,084
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	93,506	$23.42	61,084
(1)    This balance is comprised of 76,792 outstanding options to purchase Common Non-Voting stock and 16,714 outstanding options to purchase shares of Series A-2 Convertible Preferred Stock.

(2)    This balance is comprised of 41,565 shares of Common Non-Voting stock and 19,519 shares of Series A-2 Non-Convertible Preferred Stock.

Beneficial Ownership

The following table sets forth as of March 4, 2015, the beneficial ownership of voting common stock of SquareTwo and its subsidiaries:

Name and Address	Voting Common Stock Beneficially Owned	Percentage of Voting Common Stock
CA Holding, Inc.
4340 South Monaco Street, Second Floor
Denver, CO 80237	1,000	100.00%

The following tables contain information regarding the shares of common stock, nonconvertible preferred stock, and contingent convertible preferred stock of Parent as of March 4, 2015 held by (i) each director and director nominee; (ii) each Named Executive Officer; and (iii) all directors and executive officers as a group.

Common Stock:

Name	Voting Common Stock Beneficially Owned		Percentage of Voting Common Stock	Non-Voting Common Stock Beneficially Owned(3)	Percentage of Non-Voting Common Stock(3)
Paul A. Larkins
P. Scott Lowery	605,000	(1)	35.24%	1,723	4.07%
L. Heath Sampson
John D. Lowe				800	1.88%
Brian W. Tuite				1,250	2.91%
J.B. Richardson, Jr.
Christopher J. Lane(2)	1,016,000		59.18%
Blair J. Tikker
Bennett R. Thompson
Kimberly S. Patmore				3,500	7.75%
Thomas W. Bunn				2,500	5.66%
Thomas R. Sandler				2,500	5.66%
All Executive Officers & Directors as a Group	1,621,000		94.42%	19,601	33.52%
(1)    P. Scott Lowery's voting common shares are held (1) 320,488 by Mr. Lowery, (2) 19,012 by his spouse, Texie Robins Lowery, (3) 28,517 by the Lowery Family Trust of which Ms. Lowery is the trustee, (4) 78,754 by various Grantor Retained Annuity Trusts of which Mr. Lowery is the trustee, (5) 28,517 by the Lowery Dynasty Trust of which Mr. Lowery is the trustee and (6) 129,712 held by the Scott Lowery Family Limited Partnership, R.L.L.L.P.

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
(3)    The numbers and percentages shown include the shares of non-voting common stock owned as of March 4, 2015, as well as the shares of our non-voting common stock that the person or group had the right to acquire within 60 days of such date upon the exercise of options. In calculating the percentage of ownership, shares of non-voting common stock that the identified person or group had the right to acquire within 60 days of March 4, 2015 are deemed to be outstanding for the purpose of computing the percentage of the shares of non-voting common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of non-voting common stock owned by any other person. The non-voting common stock beneficially owned includes the following number of options for non-voting common stock: for Mr. Lowery, 688; for Mr. Lowe, 800; for Mr. Tuite, 1,250; for Ms. Patmore, 3,500; for Mr. Bunn, 2,500; for Mr. Sandler, 2,500 and for all executive officers and directors as a group, 16,838.

Nonconvertible Preferred Stock:

Name	Series PL	Percentage of Series PL	Series A	Percentage of Series A	Series AA	Percentage of Series AA	Series A-1	Percentage of Series A-1	Series A-2(3)		Percentage of Series A-2(3)
Paul A. Larkins	250	100.00%
P. Scott Lowery			10,000	2.00%					551,723	(1)	82.85%
L. Heath Sampson
John D. Lowe
Brian W. Tuite
J.B. Richardson, Jr.
Christopher J. Lane(2)			489,900	97.98%	142,466	94.35%	1,016,000	99.84%
Blair J. Tikker
Bennett R. Thompson
Kimberly S. Patmore
Thomas W. Bunn
Thomas R. Sandler
All Executive Officers & Directors as a Group	250	100.00%	499,900	99.98%	142,466	94.35%	1,016,000	99.84%	551,723		82.85%
(1)    P. Scott Lowery's Series A-2 nonconvertible preferred shares are held (1) 292,389 by Mr. Lowery; (2) 17,283 by Mr. Lowery's spouse, Texie Robins Lowery, (3) 25,925 by the Lowery Family Trust of which Ms. Lowery is the trustee, (4) 71,593 by various Grantor Retained Annuity Trusts of which Mr. Lowery is the trustee, (5) 25,925 by the Lowery Dynasty Trust of which Mr. Lowery is the trustee and (6) 117,920 held by Scott Lowery Family Limited Partnership, R.L.L.L.P.

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

(3)    The numbers and percentages shown include the shares of Series A-2 nonconvertible preferred stock owned as of March 4, 2015, as well as the shares of our Series A-2 nonconvertible preferred stock that the person or group had the right to acquire within 60 days of such date upon the exercise of options. In calculating the percentage of ownership, shares of Series A-2 nonconvertible preferred stock that the identified person or group had the right to acquire within 60 days of March 4, 2015 are deemed to be outstanding for the purpose of computing the percentage of the shares of Series A-2 nonconvertible preferred stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Series A-2 nonconvertible preferred stock owned by any other person. The Series A-2 nonconvertible preferred stock beneficially owned by Mr. Lowery includes options to purchase 688 shares of Series A-2 nonconvertible preferred stock.

Contingent Preferred Stock:

Name	Series B-1	Percentage of Series B-1	Series B-2	Percentage of Series B-2	Series C-1	Percentage of Series C-1
Paul A. Larkins(1)			80,000	40.31%
P. Scott Lowery	106,224	30.49%	27,500	13.86%
L. Heath Sampson			26,250	13.23%
John D. Lowe
Brian W. Tuite			14,500	7.31%
J.B. Richardson, Jr.			3,500	1.76%
Christopher J. Lane
Blair J. Tikker
Bennett R. Thompson
Kimberly S. Patmore			1,000	0.50%
Thomas W. Bunn			1,000	0.50%
Thomas R. Sandler			1,000	0.50%
All Executive Officers & Directors as a Group	106,224	30.49%	183,300	92.35%
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

Certain Relationships and Related Transactions

Relationships with KRG

As of December 31, 2014, a series of entities affiliated with KRG owned approximately 23.3% of the outstanding voting stock of CA Holding and CA Holding owned 100% of our issued and outstanding voting stock. KRG is a private equity firm that focuses on a broad range of investments and has extensive experience in equity investments, corporate financing activities and mergers and acquisitions. KRG effectively controls CA Holding pursuant to CA Holding's Third Amended and Restated Stockholders Agreement and a Voting Trust Agreement among an affiliate of KRG and certain other stockholders of CA Holding, pursuant to which KRG has the power to vote a majority of the outstanding voting stock of CA Holding. Representatives of KRG currently hold four of the eight positions on the CA Board. CA Holding, through its control of 100% of our outstanding voting stock, is able to elect all of our directors.

On August 5, 2005, SquareTwo entered into a Management Agreement with KRG and CA Holding, pursuant to which KRG provides transaction advisory, financial and management consulting services to CA Holding and its subsidiaries. For the services provided under the Management Agreement, KRG receives an annual fee of $0.5 million and certain transaction fees for services rendered with respect to the consummation of acquisitions and business combinations by CA Holding or its subsidiaries or in the event of certain liquidity events, sale transactions or an initial public offering by CA Holding or its subsidiaries. KRG is also entitled to reimbursement for certain costs and expenses related to services it provides under the Management Agreement. During 2014, 2013, and 2012, the management fees earned by KRG were $0.5 million for each year.

Messrs. Lane and Tikker are Managing Directors of KRG. As such, Messrs. Lane and Tikker have an indirect financial interest in fees paid to KRG.

Relationships with P. Scott Lowery and the Lowery Family

Equity Ownership. As of December 31, 2014, P. Scott Lowery, a co-founder and a member of our Board of Directors, owned approximately 35.2% of the outstanding voting common stock of CA Holding, either individually through a series of trusts, through his spouse, or through the Scott Lowery Family Limited Partnership. Pursuant to the terms of CA Holding's Third Amended and Restated Stockholders Agreement, Mr. Lowery has the right to be elected as one of the nine members of the CA Board so long as he holds at least five percent (5%) of the outstanding common stock of CA Holding. See "Directors, Executive Officers and Corporate Governance-Board of Directors" for further discussion of the composition of our Board of Directors.

Branch Office Ownership. Through the Law Offices of Scott Lowery, Mr. Lowery is the owner of two branch offices. We paid purchased debt servicing fees, net of royalties, to these offices totaling $9.6 million, $13.5 million, and $13.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Promissory Notes. On September 13, 2001, Collect America, Ltd., n/k/a SquareTwo repurchased from Erma Lowery and Arthur Lowery, Mr. Lowery's mother and brother, respectively, all of their ownership interests in SquareTwo in exchange for promissory notes in the aggregate principal amount of $3.2 million. These promissory notes bear interest at 8.0% per annum, call for an aggregate monthly payment of less than $0.1 million, and mature on January 15, 2016, and August 15, 2021, respectively. In 2014, we paid an aggregate of $36,000 and $24,000 of interest and $275,000 and $31,000 of principal on these notes, respectively. The largest aggregate amount of principal outstanding in 2014 was $0.3 million and $0.3 million, respectively, and the aggregate amount of principal outstanding at March 4, 2015 was $0.3 million and $0.3 million, respectively.

Relationships with Other Executive Officers

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

Promissory Note. Pursuant to a Promissory Note dated January 9, 2007 in the amount of $150,000, and amended April 15, 2009 to a balance of $151,530, Thomas G. Good, an executive officer of the Company until August 1, 2014, borrowed funds from CA Holding, for the purpose of funding the purchase of 1,000 shares of Voting Common Stock and 1,000 shares of Services A-1 Preferred Stock. The note is secured by a pledge of the stock purchased with the proceeds of the note. This note, as most recently amended in 2014, bears interest at 0.39% per annum and calls for payment of accrued interest on April 15, 2017 and a final payment of both principal and interest then outstanding on January 9, 2018.

Independence of Directors

The Board of Directors has determined that Ms. Patmore and Messrs. Bunn, Lane, Tikker, Thompson, and Sandler, who constitute a majority of the Board of Directors, are independent under NASDAQ listing standards. The Board of Directors has determined that the directors designated as "independent" have no relationship with the Company which would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. During its independence review, the Board of Directors considered transactions and relationships between each director or any member of his/her immediate family and the Company and its subsidiaries and affiliates. Messrs. Lane, Tikker, Thompson, and Sandler are designees of KRG which owns approximately 23.3% of the voting common stock of the CA Holding, Inc. The Board of Directors concluded this relationship with a stockholder of the Company in and of itself does not impair a director's independent judgment in connection with his duties and responsibilities as a director of the Company. The Board of Directors has determined that each member of the Board of Directors' Audit, Compensation and Nominating and Corporate Governance Committees is independent based on the Board of Directors' applications of the standards of NASDAQ, the SEC and/or the Internal Revenue Service as appropriate for such committee membership.

Item 14. Principal Accounting Fees and Services.

Ernst & Young, LLP served as the Company's Independent Registered Accounting Firm with respect to the audits of the Company's consolidated financial statements as of and for the years ended December 31, 2014 and 2013. In connection with the preparation of its 2014 and 2013 corporate income tax returns, the Company retained Ernst & Young, LLP for those permitted non-audit services.

Audit and Non-Audit Fees

The following table presents the fees billed or expected to be billed by Ernst & Young, LLP for the audit of the Company's consolidated financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered during those periods. All the services performed by and fees paid to Ernst & Young, LLP were pre-approved by the Audit Committee:

	2014	2013
Audit fees(1)	$408,000	$389,000
Tax fees(2)	210,378	179,434
Other fees(3)	2,000	2,000
Total	$620,378	$570,434

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

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services, services related to internal controls and other services. The independent auditors and the Company's Chief Financial Officer periodically report to the Audit Committee regarding the services provided by the independent auditor in accordance with this pre-approval. The Audit Committee pre-approved all of the services described above for the Company's 2014 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following consolidated financial statements of SquareTwo and its subsidiaries are filed as part of this Annual Report on Form 10-K under the heading "Financial Statements and Supplementary Data."

(b) Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
3.1.1	Amended and Restated Certificate of Incorporation of SquareTwo Financial Corporation		S-4	3.1.1	11/19/2010
3.1.2	Amended and Restated Bylaws of SquareTwo Financial Corporation		S-4	3.1.2	11/19/2010
3.2.1	Certificate of Incorporation of SquareTwo Financial Services Corporation, as amended.		S-4	3.2.1	11/19/2010
3.2.2	Bylaws of SquareTwo Financial Services Corporation.		S-4	3.2.2	11/19/2010
3.3.1	Articles of Organization of Autus, LLC.		S-4	3.3.1	11/19/2010
3.3.2	Operating Agreement of Autus, LLC, as amended.		S-4	3.3.2	11/19/2010
3.4.1	Articles of Organization of CACH of NJ, LLC.		S-4	3.4.1	11/19/2010
3.4.2	Operating Agreement of CACH of NJ, LLC, as amended.		S-4	3.4.2	11/19/2010
3.5.1	Articles of Organization of CACH, LLC.		S-4	3.5.1	11/19/2010
3.5.2	Operating Agreement of CACH, LLC, as amended.		S-4	3.5.2	11/19/2010
3.6.1	Articles of Organization of CACV of Colorado, LLC.		S-4	3.6.1	11/19/2010
3.6.2	Operating Agreement of CACV of Colorado, LLC, as amended.		S-4	3.6.2	11/19/2010
3.7.1	Articles of Organization of CACV of New Jersey, LLC.		S-4	3.7.1	11/19/2010
3.7.2	Operating Agreement of CACV of New Jersey, LLC, as amended.		S-4	3.7.2	11/19/2010

3.8.1	Articles of Organization of Candeo, LLC.	S-4	3.8.1	11/19/2010
3.8.2	Operating Agreement of Candeo, LLC, as amended.	S-4	3.8.2	11/19/2010
3.9.1	Articles of Organization of Collect America of Canada, LLC.	S-4	3.9.1	11/19/2010
3.9.2	Operating Agreement of Collect America of Canada, LLC, as amended.	S-4	3.9.2	11/19/2010
3.10.1	Articles of Organization of Healthcare Funding Solutions, LLC.	S-4	3.10.1	11/19/2010
3.10.2	Operating Agreement of Healthcare Funding Solutions, LLC, as amended.	S-4	3.10.2	11/19/2010
3.11.1	Articles of Organization of Orsa, LLC.	S-4	3.11.1	11/19/2010
3.11.2	Operating Agreement of Orsa, LLC, as amended.	S-4	3.11.2	11/19/2010
3.12.1	Articles of Incorporation of ReFinance America, LTD.	S-4	3.12.1	11/19/2010
3.12.2	Bylaws of ReFinance America, LTD.	S-4	3.12.2	11/19/2010
4.1	Indenture, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 11.625% Senior Second Lien Note due 2017.	S-4	4.1	11/19/2010
4.2	Registration Rights Agreement, dated April 7, 2010, by and among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC.	S-4	4.2	11/19/2010
4.3.1	11.625% Senior Second Lien Note due 2017 No. A-1 in aggregate principal amount of $288,560,000.	S-4	4.3.1	11/19/2010
4.3.2	11.625% Senior Second Lien Note due 2017 No. S-1 in aggregate principal amount of $1,440,000.	S-4	4.3.2	11/19/2010
10.1	Loan Agreement, dated as of April 7, 2010, between SquareTwo Financial Corporation, as US Borrower, Preferred Credit Resources Limited, as Canadian Borrower, the other persons party thereto that are designated as loan parties, GMAC Commercial Finance LLC, as Agent and Lender, and the other financial institution(s) listed on the signature pages thereof, as Lenders.	S-4	10.1	11/19/2010
10.2	Amendment No. 1 to Loan Agreement	8-K	10.01	5/17/2011
10.3	Consent and Amendment No. 2 to Loan Agreement	10-K	10.3	3/1/2013
10.4	Amendment No. 3 to Loan Agreement	8-K	10.01	5/1/2013
10.5	Amendment No. 4 to Loan Agreement	8-K	10.01	10/31/2013
10.6	Amendment No. 5 to Loan Agreement	8-K	10.01	5/21/2014
10.7	Amendment No. 6 to Loan Agreement	8-K	10.01	11/13/2014
10.8	Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the US loan parties signatory thereto, and GMAC Commercial Finance LLC, in its individual capacity and as administrative and collateral agent.	S-4	10.2	11/19/2010
10.9	Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and GMAC Commercial Finance LLC as agent.	S-4	10.3	11/19/2010

10.10	Second Lien Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and U.S. Bank National Association as collateral agent.		S-4	10.4	11/19/2010
10.11	Second Lien Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors signatory thereto, and U.S. Bank National Association, as collateral agent.		S-4	10.5	11/19/2010
10.12	Intercreditor Agreement, dated April 7, 2010, by and among GMAC Commercial Finance LLC, as Senior Agent and U.S. Bank National Association, as Junior Agent.		S-4	10.6	11/19/2010
10.13.1	Purchase Agreement, dated April 1, 2010, among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC, acting on behalf of itself and as the representative of the several initial purchasers named therein.		S-4	10.7	11/19/2010
10.13.2	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. A-1.		S-4	10.8.1	11/19/2010
10.14	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. S-1.		S-4	10.8.2	11/19/2010
10.15	Copyright Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.9	11/19/2010
10.16	Trademark Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.10	11/19/2010
10.17	Tax Sharing Agreement, dated March 22, 2010, among CA Holding, Inc. and the Subsidiaries party thereto.		S-4	10.11	11/19/2010
10.18*	Executive Employment Agreement, dated August 5, 2005, between SquareTwo Financial Corporation and P. Scott Lowery.		S-4	10.12	11/19/2010
10.19*	Executive Employment Agreement, dated April 1, 2013, between SquareTwo Financial Corporation and Paul A. Larkins.		8-K	10.1	4/1/2013
10.20*	Executive Employment Agreement, dated August 1, 2014, between SquareTwo Financial Corporation and John Lowe.		8-K	10.1	8/6/2014
10.21*	Executive Employment Agreement, dated April 1, 2013, between SquareTwo Financial Corporation and Brian W. Tuite.		8-K	10.3	4/1/2013
10.22*	Amended and Restated 2005 Equity Incentive Plan of CA Holding, Inc.		S-4	10.17	11/19/2010
10.23*	Form of CA Holding, Inc. 2005 Equity Incentive Plan Restricted Stock Purchase Agreement.		S-4	10.18	11/19/2010
10.24*	Form of CA Holding, Inc. 2005 Equity Incentive Plan Notice of Stock Option Award.		S-4	10.19	11/19/2010
21	Subsidiaries of SquareTwo Financial Corporation		S-4	21.1	11/19/2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

99.1	Seventh Amended and Restated Certificate of Incorporation of CA Holding, Inc.		8-K	99.1	7/6/2011
99.2	Amended and Restated Bylaws of CA Holding, Inc.		S-4	3.13.2	11/19/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQUARETWO FINANCIAL CORPORATION

March 4, 2015	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 4, 2015	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 4, 2015	By:	/s/ John D. Lowe
	Name:	John D. Lowe
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 4, 2015	By:	/s/ P. Scott Lowery
	Name:	P. Scott Lowery
	Title:	Special Senior Advisor to the President and Chief Executive Officer and Director

March 4, 2015	By:	/s/ Christopher J. Lane
	Name:	Christopher J. Lane
	Title	Chairman of the Board of Directors

March 4, 2015	By:	/s/ Blair J. Tikker
	Name:	Blair J. Tikker
	Title:	Director

March 4, 2015	By:	/s/ Bennett R. Thompson
	Name:	Bennett R. Thompson
	Title:	Director

March 4, 2015	By:	/s/ Kimberly S. Patmore
	Name:	Kimberly S. Patmore
	Title:	Director

March 4, 2015	By:	/s/ Thomas W. Bunn
	Name:	Thomas W. Bunn
	Title:	Director

March 4, 2015	By:	/s/ Thomas R. Sandler
	Name:	Thomas R. Sandler
	Title:	Director