Form 10-Q
period 2015-03-31
SquareTwo Financial Corp
filed 2015-05-14
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of May 14, 2015, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$17,566	$15,677
Restricted cash	21,705	4,137
Trade receivables, net of allowance for doubtful accounts of $15 and $15, respectively	2,398	1,851
Notes receivable	178	194
Purchased debt, net	200,506	222,700
Property and equipment, net	22,384	23,189
Goodwill and intangible assets	171,285	171,348
Other assets	8,957	8,991
Total assets	$444,979	$448,087
Liabilities and stockholder's deficiency
Liabilities:
Accounts payable, trade	$2,433	$3,225
Payable from trust accounts	1,740	1,404
Taxes payable	281	475
Accrued interest and other liabilities	30,844	24,499
Deferred tax liability, net	11,521	11,408
Line of credit	148,333	138,702
Notes payable, net of discount	289,380	289,370
Obligations under capital lease agreements	1,817	2,310
Total liabilities	486,349	471,393
Commitments and contingencies (Note 9)
Stockholder's deficiency:
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,202	190,191
Accumulated deficit	(231,598)	(215,823)
Accumulated other comprehensive loss	(6,323)	(3,636)
Total SquareTwo deficiency	(47,719)	(29,268)
Noncontrolling interest	6,349	5,962
Total stockholder's deficiency	(41,370)	(23,306)
Total liabilities and stockholder's deficiency	$444,979	$448,087

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Purchased debt revenue, net	$52,403	$71,490
Other revenue	6	19
Total revenues	52,409	71,509
Expenses
Purchased debt expense	34,479	39,078
Court costs, net	7,261	9,183
Salaries and payroll taxes	8,662	7,557
General and administrative	3,307	4,043
Depreciation and amortization	1,756	1,642
Total operating expenses	55,465	61,503
Operating (loss) income	(3,056)	10,006
Other expenses
Interest expense	11,088	11,009
Other expense	84	106
Total other expenses	11,172	11,115
Loss before income taxes	(14,228)	(1,109)
Income tax expense	(1,160)	(1,037)
Net loss	(15,388)	(2,146)
Less: Net income attributable to the noncontrolling interest	387	341
Net loss attributable to SquareTwo	$(15,775)	$(2,487)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(15,388)	$(2,146)
Other comprehensive loss, net of tax:
Currency translation adjustment	(2,687)	(834)
Comprehensive loss	(18,075)	(2,980)
Less: Comprehensive income attributable to the noncontrolling interest	387	341
Comprehensive loss attributable to SquareTwo	$(18,462)	$(3,321)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholder's Deficiency

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Deficiency	Noncontrolling Interest	Total Stockholder's Deficiency
Balances, December 31, 2014	$—	$190,191	$(215,823)	$(3,636)	$(29,268)	$5,962	$(23,306)
Net (loss) income	—	—	(15,775)	—	(15,775)	387	(15,388)
Currency translation adjustment	—	—	—	(2,687)	(2,687)	—	(2,687)
Stock option expense	—	11	—	—	11	—	11
Balances, March 31, 2015	$—	$190,202	$(231,598)	$(6,323)	$(47,719)	$6,349	$(41,370)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(15,388)	$(2,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,756	1,642
Amortization of loan origination fees and debt discount	826	732
Purchased debt valuation allowance reversals	(2,419)	(205)
Stock option expense	11	24
Amortization of prepaid and other non-cash expenses	1,477	919
Deferred tax provision, net of valuation allowance	113	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(177)	85
Restricted cash	(17,568)	(19,024)
Other assets	(2,694)	(2,119)
Accounts payable and accrued liabilities	6,253	5,715
Net cash used in operating activities	(27,810)	(14,377)
Investing activities
Investment in purchased debt	(22,002)	(25,764)
Proceeds applied to purchased debt principal	45,254	42,267
Payments to branch offices related to asset purchase program	(259)	—
Investment in property and equipment, including internally developed software	(958)	(1,082)
Net cash provided by investing activities	22,035	15,421
Financing activities
Repayments of investment by Parent	—	(150)
Payments on notes payable	(170)	(187)
Proceeds from line of credit	102,192	117,758
Payments on line of credit	(92,561)	(114,476)
Origination fees on line of credit	—	(33)
Payments on capital lease obligations	(493)	(377)
Net cash provided by financing activities	8,968	2,535
Increase in cash and cash equivalents	3,193	3,579
Impact of foreign currency translation on cash	(1,304)	(302)
Cash and cash equivalents at beginning of period	15,677	9,379
Cash and cash equivalents at end of period	$17,566	$12,656
Supplemental cash flow information
Cash paid for interest	$1,795	$1,784
Cash paid for income taxes	1,221	957
Property and equipment financed with capital leases and notes payable	—	406
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

The Company is a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the United States (U.S.) and Canada. In the U.S, we pursue recovery of accounts through our Closed Loop Network, a unique combination of company-owned call centers along with a network of regional law offices, also referred to as "branch offices", exclusively dedicated to SquareTwo. Branch offices pursue proceeds on purchased debt owned by the Company for a fee. Each of our branch offices is independently owned and has executed agreements that provide the legal structure for the exclusive relationship with SquareTwo. SquareTwo places certain of its accounts for collection with its call centers operating under the subsidiary SquareTwo Financial Services Corporation. Until August 2014, SquareTwo Financial Services Corporation was legally known as SquareTwo Financial Commercial Funding Corporation. Along with its legal name change, this entity has registered to conduct its non-legal collection activities within the United States under the d/b/a name Fresh View Solutions ("Fresh View").

Our Canadian subsidiaries exclusively purchase and service charged-off Canadian accounts. We utilize a combination of a company-owned call center and third-party non-legal and legal collection firms to pursue recovery of our Canadian accounts.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of March 31, 2015, its condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014, its condensed consolidated statements of changes in stockholder's deficiency for the three months ended March 31, 2015, and its condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014.  The condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss of the Company for the three months ended March 31, 2015 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s most recent Annual Report on Form 10-K.

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

SquareTwo has two reportable operating segments, as defined by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting: Domestic and Canada.

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

We account for our purchased debt under the guidance of ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Under ASC 310-30, static pools of purchased debt may be established and accounted for under either the interest method of accounting (referred to by us as "level yield") or the cost recovery method of accounting. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, reduction of carrying value and any valuation allowance. Once a static pool is established, individual accounts are not added to or removed from the pool. Purchased debt accounted for under our level yield method of accounting is pooled each quarter, whereas purchased debt accounted for under cost recovery is pooled by each individual purchase. The cost recovery method prescribed by ASC 310-30 is required when cash proceeds on a particular purchase cannot be reasonably predicted in timing or amount. Purchased debt accounted for under the cost recovery method is comprised of Canadian portfolios acquired prior to January 1, 2012, commercial, student loan, medical, and any other purchases in the U.S. or Canada for which we do not have the necessary experience to forecast the timing and amount of cash flows. For purchased debt that we believe we can reasonably forecast the timing and amount of our cash proceeds we utilize the level yield method.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The Company has revised the presentation of its condensed consolidated statements of operations for all the periods presented to provide improved visibility and comparability with the current year presentation. Other direct operating expense, previously a separate line item on the condensed consolidated statements of operations, of $3,906 for the three months ended March 31, 2014 has been reclassified to purchased debt expense.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the IASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 is a comprehensive new revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current guidance. The new standard, which does not apply to financial instruments, is currently effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is in the process of determining the impact this standard may have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern at each annual and interim reporting period, and to provide related footnote disclosures. This update will be effective for the Company for the annual period ending after December 15, 2016.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 amends current consolidation guidance, affecting the evaluation of whether certain legal entities should be consolidated. All legal entities are subject to reevaluation under the revised consolidation model. The Company is evaluating this ASU to determine whether any of our current conclusions with respect to consolidation of legal entities will change under the new guidance. At this time, we have not estimated the impact of this ASU on our financial statements and related disclosures.  The requirements of this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods, and early adoption is permitted.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that debt liability and will therefore impact our presentation of debt issuance costs when implemented. The recognition and measurement guidance for debt issuance costs is not impacted by ASU No. 2015-03. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods, and early adoption is permitted.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance for customers to determine whether a cloud computing arrangement includes a software license to be accounted for consistent with the acquisition of other software licenses. Cloud computing arrangements that do not include a software license shall be accounted for as service contracts. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods, and early adoption is permitted. The Company will adopt this update prospectively for any cloud computing arrangements entered into or materially modified after the effective date.

3. Purchased Debt

The following table shows the changes in purchased debt, net for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$206,642	$254,419	$16,058	$19,938	$222,700	$274,357
Purchases	16,349	24,745	5,653	1,019	22,002	25,764
Valuation allowance reversals	2,342	205	77	—	2,419	205
Proceeds applied to purchased debt principal	(41,386)	(38,601)	(3,868)	(3,666)	(45,254)	(42,267)
Other(1)	(1,361)	(454)	—	(19)	(1,361)	(473)
Balance at end of period	$182,586	$240,314	$17,920	$17,272	$200,506	$257,586
 (1)    Other includes impacts of the Company’s currency translation.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Proceeds	$82,338	$99,481	$12,135	$12,759	$94,473	$112,240
Less:
Gross revenue recognized	40,952	60,880	8,000	8,771	48,952	69,651
Cost recovery court cost recoveries(1)	—	—	267	322	267	322
Proceeds applied to purchased debt principal	41,386	38,601	3,868	3,666	45,254	42,267
	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations.

The following table reconciles gross revenue recognized to purchased debt revenue, net for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Gross revenue recognized	$40,952	$60,880	$8,000	$8,771	$48,952	$69,651
Purchased debt royalties	946	1,456	119	224	1,065	1,680
Valuation allowance reversals	2,342	205	77	—	2,419	205
Other(1)	—	—	(33)	(46)	(33)	(46)
Purchased debt revenue, net	$44,240	$62,541	$8,163	$8,949	$52,403	$71,490
(1)    Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt and the branch office asset purchase program (discontinued).

     The following table shows the detail of the Company’s purchases for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Purchase price	$16,349	$24,745	$5,653	$1,019	$22,002	$25,764
Face value	165,947	184,417	70,903	36,380	236,850	220,797
% of face	9.9%	13.4%	8.0%	2.8%	9.3%	11.7%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

During the three months ended March 31, 2015, the Company purchased $165.9 million in face value debt that qualified for the level yield method of accounting for a purchase price of $16.3 million. The ERP expected at acquisition for these level yield portfolios amounted to $28.9 million. The accretable yield for these purchases was $12.6 million, or the ERP of $28.9 million less the purchase price of $16.3 million.

The following table represents the change in accretable yield for the periods presented:

	2015	2014
Balance at December 31, prior year	$389,803	$523,006
Impact from revenue recognized on purchased debt, net	(43,294)	(61,085)
Additions from current purchases	12,592	13,150
Reclassifications to accretable yield, including foreign currency translation	2,409	13,555
Balance at March 31,	$361,510	$488,626

The following table shows the changes in the valuation allowance for the Company’s purchased debt for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$125,758	$126,084	$19,694	$17,584	$145,452	$143,668
Valuation allowance reversals	(2,342)	(205)	(77)	—	(2,419)	(205)
Balance at end of period	$123,416	$125,879	$19,617	$17,584	$143,033	$143,463

4. Goodwill and Intangible Assets

Indefinite lived intangible assets consist of goodwill and the value of the Company’s branch offices and were identified as part of purchase accounting at the date of the Acquisition. The Company tests its indefinite lived intangible assets annually for impairment unless there is a triggering event during an interim period that would necessitate testing.

We have two operating segments: Domestic and Canada. In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other, we have deemed our operating segments to be reporting units for the purpose of testing goodwill for impairment.

The following is a summary of intangible assets as of the dates presented:

	March 31, 2015	December 31, 2014
Goodwill	$146,395	$146,458
Branch office intangible	24,890	24,890
Total intangible assets	$171,285	$171,348

The change in goodwill of $0.1 million represents the effect of foreign currency translation on the goodwill of our Canada segment which had a balance of C$0.6 million at March 31, 2015 and December 31, 2014.

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility as of the dates presented:

	March 31, 2015			December 31, 2014
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit US	4.8%	$148,333	April 2016	4.8%	$138,702	April 2016
Line of Credit Canada	5.8%	—	April 2016	5.8%	—	April 2016
Total Line of Credit		$148,333			$138,702
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the facility were $1,117 and $1,443 at March 31, 2015 and December 31, 2014, respectively, and are included in the other assets line item on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility.

The Company had accrued interest on its line of credit of $130 and $81 at March 31, 2015 and December 31, 2014, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

At March 31, 2015, our availability under the line of credit facility was $37.0 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates as of the dates presented:

	March 31, 2015			December 31, 2014
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $1,452 and $1,631 unamortized discount	11.625%	$288,548	April 2017	11.625%	$288,369	April 2017
Other Notes Payable	6.1%	832	2015 - 2021	5.8%	1,001	2015 - 2021
Total Notes Payable		$289,380			$289,370
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $2,584 and $2,904 at March 31, 2015 and December 31, 2014, respectively, and are included in the other assets line item on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $16,856 and $8,428 at March 31, 2015 and December 31, 2014, respectively, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of March 31, 2015, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit totaling $492 at March 31, 2015 and December 31, 2014 which had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Deficiency

Common Stock

As of March 31, 2015 and December 31, 2014, the Company was authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Noncontrolling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the noncontrolling interest in CCL are shown on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

Accumulated Other Comprehensive Loss

During the three months ended March 31, 2015 and 2014, comprehensive loss included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss for the periods presented:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(3,636)	$(3,636)
Other comprehensive loss, net of tax of $0	(2,687)	(2,687)
Balance, March 31, 2015	$(6,323)	$(6,323)

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(1,347)	$(1,347)
Other comprehensive loss, net of tax of $0	(834)	(834)
Balance, March 31, 2014	$(2,181)	$(2,181)

7. Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

Purchased Debt

The Company initially records purchased debt at cost. Purchased debt for which a valuation allowance has not been recorded are subsequently recorded net of amortization under the interest method or the cost recovery method as discussed previously in Note 2. If a valuation allowance is required for a level yield pool, the Company records that portion of the total purchased debt balance by discounting the future cash flows generated by its proprietary forecasting model using the IRR as a discount rate. Valuation allowances for cost recovery pools are determined using the Company's proprietary forecasting model cash flows, which are undiscounted.

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820 as of the dates presented:

	March 31, 2015
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$200,506	$526,662	$—	$—	$526,662
Line of credit(2)	148,333	148,333	—	148,333	—
Senior Second Lien Notes, net of $1,452 unamortized discount(3)	288,548	266,575	266,575	—	—
Other Notes Payable(4)	832	832	—	832	—

	December 31, 2014
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$222,700	$563,674	$—	$—	$563,674
Line of credit(2)	138,702	138,702	—	138,702	—
Senior Second Lien Notes, net of $1,631 unamortized discount(3)	288,369	288,157	288,157	—	—
Other Notes Payable(4)	1,001	1,001	—	1,001	—
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

(3)    The fair value of our Senior Second Lien Notes is based on observed available market trading metrics as of the dates presented.

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

For the three months ended March 31, 2015 the combined state, federal and Canadian tax expense from operations was $1.2 million and was comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% and deferred expense of $0.1 million related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at March 31, 2015.

While virtually all IRC Section 956 income generated in the U.S. during 2015 can be offset by the Company’s net operating losses in the U.S., the $0.1 million expense relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian earnings and profits deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

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

The following tables present the Company's operating segment results for the periods presented:

Cash Proceeds on Purchased Debt:

	Three Months Ended March 31,
Cash Proceeds on Purchased Debt	2015	2014
Domestic	$83,262	$101,986
Canada	11,211	10,254
Consolidated	$94,473	$112,240

Total Revenues:

	Three Months Ended March 31,
Total Revenues	2015	2014
Domestic	$45,837	$65,359
Canada	6,572	6,150
Consolidated	$52,409	$71,509

Adjusted EBITDA:

	Three Months Ended March 31,
Adjusted EBITDA(1)	2015	2014
Domestic	$33,291	$46,771
Canada	8,393	7,421
Consolidated	$41,684	$54,192
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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net loss to consolidated Adjusted EBITDA for the periods presented:

Reconciliation of Net loss to Adjusted EBITDA ($ in thousands)	Three Months Ended March 31,
	2015	2014
Net loss	$(15,388)	$(2,146)
Interest expense	11,088	11,009
Interest income	(41)	(19)
Income tax expense	1,160	1,037
Depreciation and amortization	1,756	1,642
EBITDA	(1,425)	11,523
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	45,254	42,267
Purchased debt valuation allowance reversals(2)	(2,419)	(205)
Certain other or non-cash expenses
Stock option expense(3)	11	24
Other(4)	263	583
Adjusted EBITDA	$41,684	$54,192
(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Represents non-cash valuation allowance reversals on purchased debt.

(3)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and branch office owners.

(4)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

The table below reconciles net cash used in operating activities to Adjusted EBITDA for the periods presented:

Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA ($ in thousands)	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(27,810)	$(14,377)
Proceeds applied to purchased debt principal(1)	45,254	42,267
Interest expense to be paid in cash(2)	10,262	10,277
Interest income	(41)	(19)
Amortization of prepaid and other non-cash expenses	(1,477)	(919)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	17,568	19,024
Other operating assets and liabilities and deferred taxes(4)	(3,495)	(3,681)
Income tax expense	1,160	1,037
Other(5)	263	583
Adjusted EBITDA	$41,684	$54,192
(1)    Cash proceeds applied to purchased debt principal are shown in the investing activities section of the condensed consolidated statements of cash flows.

(2)    Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)    Represents the change in restricted cash balances for the period due to the timing of payments on our line of credit and semi-annual interest payments on our Senior Second Lien Notes.

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

Segment assets were as follows as of the dates presented:

Total Assets	March 31, 2015	December 31, 2014
Domestic	$411,574	$414,711
Canada	33,405	33,376
Consolidated	$444,979	$448,087

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at March 31, 2015 or December 31, 2014.

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

Condensed Consolidating Balance Sheets

	March 31, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$17,566	$—	$17,566
Restricted cash	16,594	5,111	—	—	21,705
Trade receivables, net of allowance for doubtful accounts	1,293	34	1,071	—	2,398
Notes receivable	—	—	178	—	178
Purchased debt, net	—	186,568	13,938	—	200,506
Property and equipment, net	22,042	212	130	—	22,384
Goodwill and intangible assets	170,780	—	505	—	171,285
Other assets	6,787	1,378	792	—	8,957
Investment in subsidiaries	225,802	—	—	(225,802)	—
Total assets	$443,298	$193,303	$34,180	$(225,802)	$444,979
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$2,623	$(190)	$—	$—	$2,433
Payable from trust accounts	1,585	57	98	—	1,740
Payable to Borrower	—	334,399	3,276	(337,675)	—
Taxes payable	142	—	139	—	281
Accrued interest and other liabilities	29,285	670	889	—	30,844
Deferred tax liability (asset), net	11,529	—	(8)	—	11,521
Line of credit	148,333	—	—	—	148,333
Notes payable, net of discount	289,380	—	—	—	289,380
Obligations under capital lease agreements	1,817	—	—	—	1,817
Total liabilities	484,694	334,936	4,394	(337,675)	486,349
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,202	4,145	1	(4,146)	190,202
(Accumulated deficit) retained earnings	(231,598)	(145,778)	29,759	116,019	(231,598)
Accumulated other comprehensive loss	—	—	(6,323)	—	(6,323)
Total (deficiency) equity before noncontrolling interest	(41,396)	(141,633)	23,437	111,873	(47,719)
Noncontrolling interest	—	—	6,349	—	6,349
Total (deficiency) equity	(41,396)	(141,633)	29,786	111,873	(41,370)
Total liabilities and (deficiency) equity	$443,298	$193,303	$34,180	$(225,802)	$444,979

	December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$15,677	$—	$15,677
Restricted cash	(360)	4,497	—	—	4,137
Trade receivables, net of allowance for doubtful accounts	1,221	22	608	—	1,851
Notes receivable	—	—	194	—	194
Purchased debt, net	—	206,542	16,158	—	222,700
Property and equipment, net	22,783	254	152	—	23,189
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	6,614	1,571	806	—	8,991
Investment in subsidiaries	243,404	—	—	(243,404)	—
Total assets	$444,441	$212,886	$34,164	$(243,404)	$448,087
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$3,549	$(227)	$(97)	$—	$3,225
Payable from trust accounts	1,252	58	94	—	1,404
Payable to Borrower	—	342,772	2,842	(345,614)	—
Taxes payable	138	—	337	—	475
Accrued interest and other liabilities	23,336	385	778	—	24,499
Deferred tax liability (asset)	11,416	—	(8)	—	11,408
Line of credit	138,702	—	—	—	138,702
Notes payable, net of discount	289,370	—	—	—	289,370
Obligations under capital lease agreements	2,310	—	—	—	2,310
Total liabilities	470,073	342,988	3,946	(345,614)	471,393
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,191	2,922	1	(2,923)	190,191
(Accumulated deficit) retained earnings	(215,823)	(133,024)	27,891	105,133	(215,823)
Accumulated other comprehensive loss	—	—	(3,636)	—	(3,636)
Total (deficiency) equity before noncontrolling interest	(25,632)	(130,102)	24,256	102,210	(29,268)
Noncontrolling interest	—	—	5,962	—	5,962
Total (deficiency) equity	(25,632)	(130,102)	30,218	102,210	(23,306)
Total liabilities and (deficiency) equity	$444,441	$212,886	$34,164	$(243,404)	$448,087

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,069	$44,765	$6,569	$—	$52,403
Other revenue	3	—	3	—	6
Total revenues	1,072	44,765	6,572	—	52,409
Expenses
Purchased debt expense	1	32,092	2,386	—	34,479
Court costs, net	—	7,179	82	—	7,261
Salaries and payroll taxes	1,580	6,884	198	—	8,662
General and administrative	802	1,852	653	—	3,307
Depreciation and amortization	660	1,087	9	—	1,756
Total operating expenses	3,043	49,094	3,328	—	55,465
Operating (loss) income	(1,971)	(4,329)	3,244	—	(3,056)
Other expenses
Interest expense	2,663	8,425	—	—	11,088
Other expense (income)	123	—	(39)	—	84
Total other expenses	2,786	8,425	(39)	—	11,172
(Loss) income before income taxes	(4,757)	(12,754)	3,283	—	(14,228)
Income tax expense	(132)	—	(1,028)	—	(1,160)
Loss from subsidiaries	(10,886)	—	—	10,886	—
Net (loss) income	(15,775)	(12,754)	2,255	10,886	(15,388)
Less: Net income attributable to the noncontrolling interest	—	—	387	—	387
Net (loss) income attributable to SquareTwo	$(15,775)	$(12,754)	$1,868	$10,886	$(15,775)

	Three Months Ended March 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,766	$63,583	$6,141	$—	$71,490
Other revenue	6	4	9	—	19
Total revenues	1,772	63,587	6,150	—	71,509
Expenses
Purchased debt expense	2	36,629	2,447	—	39,078
Court costs, net	—	9,115	68	—	9,183
Salaries and payroll taxes	1,321	6,045	191	—	7,557
General and administrative	541	2,656	846	—	4,043
Depreciation and amortization	556	1,075	11	—	1,642
Total operating expenses	2,420	55,520	3,563	—	61,503
Operating (loss) income	(648)	8,067	2,587	—	10,006
Other expenses
Interest expense	1,305	9,704	—	—	11,009
Other expense (income)	128	—	(22)	—	106
Total other expenses	1,433	9,704	(22)	—	11,115
(Loss) income before income taxes	(2,081)	(1,637)	2,609	—	(1,109)
Income tax expense	(143)	—	(894)	—	(1,037)
Loss from subsidiaries	(263)	—	—	263	—
Net (loss) income	(2,487)	(1,637)	1,715	263	(2,146)
Less: Net income attributable to the noncontrolling interest	—	—	341	—	341
Net (loss) income attributable to SquareTwo	$(2,487)	$(1,637)	$1,374	$263	$(2,487)

Condensed Consolidating Statements of Comprehensive (Loss) Income

	Three Months Ended March 31, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(15,775)	$(12,754)	$2,255	$10,886	$(15,388)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(2,687)	—	(2,687)
Comprehensive loss	(15,775)	(12,754)	(432)	10,886	(18,075)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	387	—	387
Comprehensive loss attributable to SquareTwo	$(15,775)	$(12,754)	$(819)	$10,886	$(18,462)

	Three Months Ended March 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(2,487)	$(1,637)	$1,715	$263	$(2,146)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(834)	—	(834)
Comprehensive (loss) income	(2,487)	(1,637)	881	263	(2,980)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	341	—	341
Comprehensive (loss) income attributable to SquareTwo	$(2,487)	$(1,637)	$540	$263	$(3,321)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(15,775)	$(12,754)	$2,255	$10,886	$(15,388)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	660	1,087	9	—	1,756
Amortization of loan origination fees and debt discount	826	—	—	—	826
Purchased debt valuation allowance reversals	—	(2,419)	—	—	(2,419)
Stock option expense	11	—	—	—	11
Amortization of prepaid and other non-cash expenses	2,885	(1,423)	15	—	1,477
Deferred tax provision, net of valuation allowance	113	—	—	—	113
Loss from subsidiaries	10,886	—	—	(10,886)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	4	—	(181)	—	(177)
Restricted cash	(16,954)	(614)	—	—	(17,568)
Other assets	(3,783)	1,170	(81)	—	(2,694)
Accounts payable and accrued liabilities	5,356	580	317	—	6,253
Net cash (used in) provided by operating activities	(15,771)	(14,373)	2,334	—	(27,810)
Investing activities
Investment in purchased debt	—	(18,259)	(3,743)	—	(22,002)
Proceeds applied to purchased debt principal	—	40,652	4,602	—	45,254
Payments to branch offices related to asset purchase program	—	(259)	—		(259)
Investment in subsidiaries	7,782	—	—	(7,782)	—
Investment in property and equipment, including internally developed software	(979)	21	—	—	(958)
Net cash provided by investing activities	6,803	22,155	859	(7,782)	22,035
Financing activities
Repayments of investment by Parent, net	—	(7,782)	—	7,782	—
Payments on notes payable	(170)	—	—	—	(170)
Proceeds from line of credit	102,192	—	—	—	102,192
Payments on line of credit	(92,561)	—	—	—	(92,561)
Payments on capital lease obligations	(493)	—	—	—	(493)
Net cash provided by (used in) financing activities	8,968	(7,782)	—	7,782	8,968
Increase in cash and cash equivalents	—	—	3,193	—	3,193
Impact of foreign currency translation on cash	—	—	(1,304)	—	(1,304)
Cash and cash equivalents at beginning of period	—	—	15,677	—	15,677
Cash and cash equivalents at end of period	$—	$—	$17,566	$—	$17,566
Supplemental cash flow information
Cash paid for interest	$1,795	$—	$—	$—	$1,795
Cash paid for income taxes	16	—	1,205	—	1,221
Property and equipment financed with capital leases and notes payable	—	—	—	—	—

	Three Months Ended March 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(2,487)	$(1,637)	$1,715	$263	$(2,146)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	556	1,075	11	—	1,642
Amortization of loan origination fees and debt discount	732	—	—	—	732
Purchased debt valuation allowance reversals	—	(205)	—	—	(205)
Stock option expense	16	8	—	—	24
Amortization of prepaid and other non-cash expenses	750	166	3	—	919
Loss from subsidiaries	263	—	—	(263)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	19	—	66	—	85
Restricted cash	(16,549)	(2,475)	—	—	(19,024)
Other assets	(1,672)	(1,002)	555	—	(2,119)
Accounts payable and accrued liabilities	5,567	23	125	—	5,715
Net cash (used in) provided by operating activities	(12,805)	(4,047)	2,475	—	(14,377)
Investing activities
Investment in purchased debt	—	(22,790)	(2,974)	—	(25,764)
Proceeds applied to purchased debt principal	—	38,189	4,078	—	42,267
Investment in subsidiaries	11,336	—	—	(11,336)	—
Investment in property and equipment including internally developed software	(1,066)	(16)	—	—	(1,082)
Net cash provided by investing activities	10,270	15,383	1,104	(11,336)	15,421
Financing activities
Repayments of investment by Parent, net	(150)	(11,336)	—	11,336	(150)
Payments on notes payable	(187)	—	—	—	(187)
Proceeds from line of credit	117,758	—	—	—	117,758
Payments on line of credit	(114,476)	—	—	—	(114,476)
Origination fees on line of credit	(33)	—	—	—	(33)
Payments on capital lease obligations	(377)	—	—	—	(377)
Net cash provided by (used in) financing activities	2,535	(11,336)	—	11,336	2,535
Increase in cash and cash equivalents	—	—	3,579	—	3,579
Impact of foreign currency translation on cash	—	—	(302)	—	(302)
Cash and cash equivalents at beginning of period	—	—	9,379	—	9,379
Cash and cash equivalents at end of period	$—	$—	$12,656	$—	$12,656
Supplemental cash flow information
Cash paid for interest	$1,784	$—	$—	$—	$1,784
Cash paid for income tax	125	—	832	—	957
Property and equipment financed with capital leases and notes payable	406	—	—	—	406

12. Subsequent Events

Subsequent to March 31, 2015, the Company entered into business agreements with its branch offices that, effective June 2015, will replace the existing contractual arrangements that were subject to franchise law.  The new agreements preserve and maintain the exclusive relationship between SquareTwo and its branch offices while removing the restrictions imposed by state laws governing franchise relationships.  Similar to the prior agreements, the new agreements do not specify the compensation arrangements for the branch offices. The recovery fees SquareTwo pays its branch offices remain subject to change by SquareTwo at its discretion.  The new agreements further define the relationship, roles and responsibilities of the parties.  The agreements have a three year term. Under the terms of the agreements, SquareTwo will require use of its proprietary collection and account management software, however SquareTwo will no longer charge royalty fees as a percentage of each dollar collected. In lieu of a royalty fee, SquareTwo will decrease the amount of fees it pays the branch offices for each dollar collected in order to equalize the net economics of the royalty impacts to the branch offices and the Company.

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

 Pursuant to the Fair Square Promise, our business model leverages our analytic expertise, technology platform, and in the U.S., a unique combination of company-owned call centers operating under the d/b/a name Fresh View Solutions (“Fresh View”) along with a network of regional law offices, also referred to as "branch offices", exclusively dedicated to SquareTwo. We refer to this network of branch offices and company-owned call centers as the “Closed Loop Network” because all newly acquired customer accounts are managed within this network through our centralized, proprietary technology platform called eAGLE, regardless of where an account is in its lifecycle. This Closed Loop Network along with its integrated account management system allows us to achieve the highest level of information security and data accuracy, as well as provide a uniform customer experience during every stage of collections regardless of location. We also utilize non-exclusive law firms to liquidate legacy customer commitments, for collections on accounts where legal judgments and payment plans had been established prior to the formation of our Closed Loop Network. Lastly, in Canada, where we exclusively service our Canadian customers, we utilize a company-owned call center as well as third-party non-legal and legal collection firms.

From 1999, our first full year of purchasing debt, to March 31, 2015, we have invested approximately $2.6 billion in the acquisition of charged-off receivables, representing over $38.1 billion in face value of accounts.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our invested capital since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of March 31, 2015 of $7.3 billion (active face value) will generate approximately $555.0 million in gross cash proceeds. We refer to this as estimated remaining proceeds ("ERP"). In addition, we expect our Canadian owned charged-off receivables of $1.2 billion (active face value) to generate approximately $57.0 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $612.1 million as of March 31, 2015. These expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our U.S. Closed Loop Network

Recovery efforts on all newly acquired U.S. purchased debt are managed by the Closed Loop Network discussed in the preceding section. Historically, our branch offices were the primary channel for recovery work on our behalf. At the beginning of the fourth quarter of 2014, we significantly expanded our asset recovery options in the U.S by opening our second company-owned call center which is dedicated to consumer accounts. The majority of newly acquired accounts will be placed for collection with Fresh View as we continue to build out our company-owned call centers. Legal recovery operations will continue to progress as necessary through our dedicated legal channel.

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

For accounts placed with our network of regional branch offices, the branch performs recovery work exclusively on our behalf and utilizes our account management system in accordance with specified contractual arrangements. As of March 31, 2015, our contractual agreements with the branch offices originally spanned three to seven years and had staggered maturities between 2015 and 2018. The contractual agreement provides the branch office with a license to use our proprietary collection software and obligates them to pay us a royalty fee for each dollar collected.

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

Costs to Collect

We refer to the costs related to the collection of purchased debt as our "costs to collect" which includes purchased debt expense and gross court costs. We evaluate our costs to collect, both including and excluding court costs, in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition under U.S. generally accepted accounting principles ("GAAP").

Salaries and Payroll Taxes

Salaries and payroll taxes include all employment-related expenses, including salaries, wages, bonuses, insurance, payroll taxes and benefits, except those associated with our call centers which are included in Purchased Debt Expense

General and Administrative

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

Results of Operations

We have two reportable operating segments, as defined by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting: Domestic and Canada.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Purchasing Activity

The following table summarizes the purchasing activity for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
Purchasing Activity ($ in thousands)	March 31,
	2015	2014	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face Value	$97,305	$174,811	$(77,506)	(44.3)%
Price	11,579	24,172	(12,593)	(52.1)%
Price (%)	11.9%	13.8%
Credit Card/Consumer Loan - Non-Fresh(1)
Face Value	68,642	9,606	59,036	(3)
Price	4,770	573	4,197	(3)
Price (%)	6.9%	6.0%
Other(2)
Face Value	70,903	36,380	34,523	94.9%
Price	5,653	1,019	4,634	(3)
Price (%)	8.0%	2.8%
Purchased Debt - Total
Face Value	$236,850	$220,797	$16,053	7.3%
Price	22,002	25,764	(3,762)	(14.6)%
Price (%)	9.3%	11.7%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and other purchased debt assets.

(3)     Not meaningful

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $97.3 million of face value receivables at a price of $11.6 million during the three months ended March 31, 2015, compared to $174.8 million of face value receivables at a price of $24.2 million during the three months ended March 31, 2014, a decrease of 44.3% in face value and 52.1% in capital deployed. The decrease in purchase face value continues to be attributed to reduced supply and elevated pricing in the market. The decrease in average price from 13.8% to 11.9% is primarily attributed to change in issuer mix.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan -

non-fresh purchases were $68.6 million of face value receivables at a price of $4.8 million during the three months ended March 31, 2015, compared to $9.6 million of face value receivables at a price of $0.6 million during the three months ended March 31, 2014, an increase of $59.0 million in face value and $4.2 million in capital deployed. The increases in 2015 were due to more favorable opportunities for capital deployment in the non-fresh category compared to fresh.

Other
Other purchases consist of commercial, student loan, and other various asset classes. Other purchases were $70.9 million in face value at a price of $5.7 million during the three months ended March 31, 2015, compared to $36.4 million in face value at a price of $1.0 million during the three months ended March 31, 2014, an increase of $34.5 million in face value and $4.6 million in capital deployed due to increases in commercial purchasing consistent with our diversification strategy. Our average price for other purchases increased from 2.8% to 8.0% primarily due to product mix and age of portfolios with more commercial fresh purchases in 2015. We continue to deploy capital into the other category only if the anticipated return exceeds our targeted return thresholds.

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are non-legal collections, legal collections, the reimbursement of court costs, bankruptcy proceeds, returns of non-conforming accounts (which we refer to as "recourse"), and sales.

The following table summarizes the cash proceeds activity for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
	March 31,
Cash Proceeds ($ in thousands)	2015	2014	$ Variance	% Variance
Credit card/consumer loan collections
Non-legal collections	$38,326	$52,253	$(13,927)	(26.7)%
Legal collections	48,288	52,875	(4,587)	(8.7)%
Other collections(1)	6,517	5,282	1,235	23.4%
Total collections	93,131	110,410	(17,279)	(15.6)%
Sales, recourse & bankruptcy proceeds	1,342	1,830	(488)	(26.7)%
Total cash proceeds on purchased debt	$94,473	$112,240	$(17,767)	(15.8)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, medical, and other accounts.

Credit Card/Consumer Loan Collections

Non-legal Collections

Credit card and consumer loan non-legal collections were $38.3 million during the three months ended March 31, 2015 compared to $52.3 million during the three months ended March 31, 2014, a decrease of $13.9 million or 26.7%. This decrease is driven primarily by lower face value of purchases in 2013 and 2014 and therefore less inventory in the non-legal channel. Credit card/consumer loan non-legal collections represented 41.2% and 47.3% of total collections during the three months ended March 31, 2015 and 2014, respectively.

Legal Collections

Credit card and consumer loan legal collections were $48.3 million during the three months ended March 31, 2015 compared to $52.9 million during the three months ended March 31, 2014, a decrease of $4.6 million or 8.7%. Legal collections were impacted less by the lower volume of purchases than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced. Credit card/consumer loan legal collections represented 51.8% and 47.9% of total collections during the three months ended March 31, 2015 and 2014, respectively.

Other Collections

Other collections were $6.5 million during the three months ended March 31, 2015 compared to $5.3 million during the three months ended March 31, 2014, an increase of $1.2 million or 23.4%. The increase in other collections was primarily the result of an increase in commercial collections.

Sales, Recourse, and Bankruptcy Proceeds

Sales, recourse, and bankruptcy proceeds were $1.3 million during the three months ended March 31, 2015 compared to $1.8 million during the three months ended March 31, 2014. This decrease is attributed to the shift away from account re-sales offset by an increase in bankruptcy proceeds in 2015. With very few exceptions, such as discontinued medical portfolios, we no longer sell accounts.

Consolidated Results

The following table summarizes the results of our operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
	March 31,
Consolidated Results ($ in thousands)	2015	2014	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$52,403	$71,490	$(19,087)	(26.7)%
Other revenue	6	19	(13)	(68.4)%
Total revenues	52,409	71,509	(19,100)	(26.7)%
Expenses
Purchased debt expense	34,479	39,078	(4,599)	(11.8)%
Court costs, net	7,261	9,183	(1,922)	(20.9)%
Salaries and payroll taxes	8,662	7,557	1,105	14.6%
General and administrative	3,307	4,043	(736)	(18.2)%
Depreciation and amortization	1,756	1,642	114	6.9%
Total operating expenses	55,465	61,503	(6,038)	(9.8)%
Operating (loss) income	(3,056)	10,006	(13,062)	(130.5)%
Other expenses
Interest expense	11,088	11,009	79	0.7%
Other expense	84	106	(22)	(20.8)%
Total other expenses	11,172	11,115	57	0.5%
Loss before income taxes	(14,228)	(1,109)	(13,119)	(1)
Income tax expense	(1,160)	(1,037)	(123)	(11.9)%
Net loss	$(15,388)	$(2,146)	$(13,242)	(1)
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $52.4 million during the three months ended March 31, 2015 compared to $71.5 million during the three months ended March 31, 2014, a decrease of $19.1 million or 26.7%. The change was predominantly driven by a $19.9 million decrease in gross revenue on level yield assets. Increased purchase prices led to lower return expectations on certain 2013 and 2014 purchases, which resulted in a decrease in the weighted average internal rate of return ("IRR"). Furthermore, the average carrying value of level yield purchased debt assets decreased from $247.4 million to $194.6 million.

Purchased Debt Expense

Purchased debt expense was $34.5 million during the three months ended March 31, 2015 compared to $39.1 million during the three months ended March 31, 2014. Purchased debt expense decreased 11.8%, which was primarily attributable to a decrease of 15.6% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $7.3 million during the three months ended March 31, 2015, compared to $9.2 million during the three months ended March 31, 2014. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several years. We estimate that we recover in excess of one-third of all court costs expended.

Costs to Collect

Costs to collect include purchased debt expense and gross court costs. We evaluate our costs to collect, both including and excluding court costs, in relation to total collections rather than revenue due to the timing differences between revenue and expense recognition for GAAP purposes. For the purpose of this metric, we use gross court costs in the numerator because court cost recoveries are included in total collections.

The following table summarizes our costs to collect and our costs to collect excluding court costs as a percentage of total collections for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
	March 31,
Costs to Collect ($ in thousands)	2015	2014	$ Variance	% Variance
Total collections	93,131	110,410	$(17,279)	(15.6)%

Costs to collect(1)	42,007	48,583	(6,576)	(13.5)%
Costs to collect as a % of collections	45.1%	44.0%

Costs to collect excluding court costs	34,479	39,078	(4,599)	(11.8)%
Costs to collect excluding court costs as a % of collections	37.0%	35.4%
(1)    Excludes court cost recoveries of $0.3 million and $0.3 million, respectively, to arrive at gross court costs.

The increase in costs to collect as a percentage of collections was partially due to the impact of lower volumes and the mix of legal collections as a percentage of total collections having increased from 47.9% during the three months ended March 31, 2014 to 51.8% during the three months ended March 31, 2015, as well as an increase in court costs as a percentage of collections.

Salaries and Payroll Taxes

Salaries and payroll taxes were $8.7 million during the three months ended March 31, 2015, compared to $7.6 million during the three months ended March 31, 2014, an increase of $1.1 million or 14.6%. The increase was driven by an increase in headcount and related compensation expenses primarily related to increased compliance staffing.

Income Tax Expense

For the three months ended March 31, 2015 the combined state, federal and Canadian tax expense from operations was $1.2 million compared to $1.0 million for the same period in 2014. Tax expense in 2015 was comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% and deferred expense of $0.1 million related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at March 31, 2015.

While virtually all IRC Section 956 income generated in the U.S. during 2015 can be offset by the Company’s net operating losses in the U.S., the $0.1 million expense relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian earnings and profits deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

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

The following table summarizes our Adjusted EBITDA for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
	March 31,
Adjusted EBITDA ($ in thousands)	2015	2014	$ Variance	% Variance
Non-legal collections	$38,326	$52,253	$(13,927)	(26.7)%
Legal collections	48,288	52,875	(4,587)	(8.7)%
Other collections(1)	6,517	5,282	1,235	23.4%
Sales, recourse & bankruptcy proceeds	1,342	1,830	(488)	(26.7)%
Contribution of other business activities(2)	1,071	1,699	(628)	(37.0)%
Total inflows	95,544	113,939	(18,395)	(16.1)%

Purchased debt expense	34,479	39,078	(4,599)	(11.8)%
Court costs, net	7,261	9,183	(1,922)	(20.9)%
Salaries, general and administrative expenses	11,969	11,600	369	3.2%
Other(3)	425	493	(68)	(13.8)%
Total outflows	54,134	60,354	(6,220)	(10.3)%
Adjustments(4)	274	607	(333)	(54.9)%
Adjusted EBITDA	$41,684	$54,192	$(12,508)	(23.1)%
(1)    Other includes collections and court cost recoveries on commercial, student loan, medical, and other accounts.

(2)    Includes royalties on purchased debt and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include, as applicable, the non-cash expense related to option grants of Parent’s equity granted to our employees, directors and branch office owners, branch office note reserve, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net loss to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
Reconciliation of Net Loss to Adjusted EBITDA ($ in thousands)	March 31,
	2015	2014	$ Variance	% Variance
Net loss	$(15,388)	$(2,146)	$(13,242)	(5)
Interest expense	11,088	11,009	79	0.7%
Interest income	(41)	(19)	(22)	(115.8)%
Income tax expense	1,160	1,037	123	11.9%
Depreciation and amortization	1,756	1,642	114	6.9%
EBITDA	(1,425)	11,523	(12,948)	(112.4)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	45,254	42,267	2,987	7.1%
Purchased debt valuation allowance reversals(2)	(2,419)	(205)	(2,214)	(5)
Certain other or non-cash expenses
Stock option expense(3)	11	24	(13)	(54.2)%
Other(4)	263	583	(320)	(54.9)%
Adjusted EBITDA	$41,684	$54,192	$(12,508)	(23.1)%

(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Represents non-cash valuation allowance reversals on purchased debt.

(3)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and branch office owners.

(4)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG, certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

(5)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA ($ in thousands)	March 31,
	2015	2014	$ Variance	% Variance
Net cash used in operating activities	$(27,810)	$(14,377)	$(13,433)	(93.4)%
Proceeds applied to purchased debt principal(1)	45,254	42,267	2,987	7.1%
Interest expense to be paid in cash(2)	10,262	10,277	(15)	(0.1)%
Interest income	(41)	(19)	(22)	(115.8)%
Amortization of prepaid and other non-cash expenses	(1,477)	(919)	(558)	(60.7)%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	17,568	19,024	(1,456)	(7.7)%
Other operating assets and liabilities and deferred taxes(4)	(3,495)	(3,681)	186	5.1%
Income tax expense	1,160	1,037	123	11.9%
Other(5)	263	583	(320)	(54.9)%
Adjusted EBITDA	$41,684	$54,192	$(12,508)	(23.1)%
(1)    Cash proceeds applied to purchased debt principal are shown in the investing activities section of the condensed consolidated statements of cash flows.

(2)    Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)    Represents the change in restricted cash balances for the period due to the timing of payments on our line of credit and semi-annual interest payments on our Senior Second Lien Notes.

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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

Domestic Segment Performance Summary	Three Months Ended
	March 31,
($ in thousands)	2015	2014	$ Variance	% Variance
Purchases - face value	$197,923	$192,532	$5,391	2.8%
Purchases - price	18,259	22,790	(4,531)	(19.9)%
Purchases - price (%)	9.2%	11.8%
Cash proceeds on purchased debt	83,262	101,986	(18,724)	(18.4)%
Total revenues	45,837	65,359	(19,522)	(29.9)%
Adjusted EBITDA(1)	33,291	46,771	(13,480)	(28.8)%
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

Purchases

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Total domestic purchases increased $5.4 million or 2.8% in face value and decreased $4.5 million or 19.9% in capital deployed. Credit card/consumer loan - fresh debt purchases decreased $83.9 million in face value and $13.2 million in capital deployed. Credit card/consumer loan - non-fresh debt purchases increased $54.7 million in face value and $4.0 million in capital deployed. Purchases of student loan and commercial accounts increased $34.5 million in face value and $4.6 million in capital deployed. The decrease in credit/card consumer loan - fresh purchasing continues to be attributed to reduced supply in the market.

Cash Proceeds

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Domestic cash proceeds on purchased debt decreased $18.7 million or 18.4%. The largest driver was a $14.6 million or 33.7% decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in 2013 and 2014 and therefore less inventory in the non-legal channel. In addition, credit card/consumer loan legal collections decreased $4.8 million or 9.3% due to the lower face value of purchases. Legal collections were impacted less by the lower purchases volume than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced.

Total Revenues

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Total domestic revenues decreased $19.5 million or 29.9%. Gross revenue on level yield assets decreased by $20.7 million due to a decrease in the weighted average IRR. Increased purchase prices led to lower return expectations on certain 2013 and 2014 purchases, which resulted in a lower overall weighted average IRR.

Adjusted EBITDA

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Domestic Adjusted EBITDA decreased $13.5 million or 28.8%, primarily driven by the decrease in cash proceeds on purchased debt of $18.7 million, which resulted in a partially offsetting $6.5 million decrease in costs to collect.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

Canada Segment Performance Summary	Three Months Ended
	March 31,
($ in thousands)	2015	2014	$ Variance	% Variance
Purchases - face value	$38,927	$28,265	$10,662	37.7%
Purchases - price	3,743	2,974	769	25.9%
Purchases - price (%)	9.6%	10.5%
Cash proceeds on purchased debt	11,211	10,254	957	9.3%
Total revenues	6,572	6,150	422	6.9%
Adjusted EBITDA(1)	8,393	7,421	972	13.1%
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

Purchases

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Purchases by our Canada segment increased $10.7 million in face value and $0.8 million in capital deployed, net of foreign currency translation impact of $0.7 million, primarily due to greater acquisition opportunities in credit card/consumer loan - fresh that met our return criteria.

Cash Proceeds

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Canada's cash proceeds on purchased debt increased $1.0 million or 9.3%, net of foreign currency translation impact of $1.8 million. This increase was due primarily to an increase in non-legal collections due to higher face value of purchases in 2014 and 2015 and therefore more inventory in the non-legal channel.

Total Revenues

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Total revenues from our Canada segment increased $0.4 million or 6.9%, net of foreign currency translation impact of $1.0 million. The increase in revenue is primarily due to an increase in gross revenue on level yield assets.

Adjusted EBITDA

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Canada Adjusted EBITDA increased $1.0 million or 13.1%, net of foreign currency translation impact of $1.4 million. This increase was primarily driven by the increase in cash proceeds on purchased debt.

Supplemental Performance Data

Our Owned Portfolios

As of March 31, 2015, our active owned charged-off receivables in the U.S. and Canada totaled $8.4 billion in face value and consisted of approximately 2.2 million accounts. We believe that these accounts will represent a significant base of cash flows for us. The following table sets forth summary information on our active owned charged-off receivables as of March 31, 2015.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value(3) ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,367	$3,917	$5,354	63.6%	$2,108	80.9%
Credit Card/Consumer Loan - Non-Fresh	734	2,935	2,154	25.6%	352	13.5%
Other(2)	60	15,233	914	10.9%	146	5.6%
Total/Average	2,161	$3,897	$8,422	100.0%	$2,606	100.0%
(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, student loan, medical and other purchased debt assets.

(3)     Canadian amounts converted to U.S. dollars using the exchange rate as of March 31, 2015.

Owned Portfolio Performance

The following tables show certain data related to our purchased debt portfolios. These tables describe purchase price, cash proceeds received to date, estimated remaining cash proceeds, and related gross return on investment.

The gross ROIs for 2007 and 2008 shown below are lower in comparison to most of our historical multiples. These lower ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment. The gross ROIs for 2013 -2015 purchases are also lower in comparison to most of our historical returns, primarily due to lower supply that has resulted in increased market competition and rising prices.

U.S. Purchased Debt Portfolio as of March 31, 2015 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds(5)	Gross ROI(6)
2006 and prior	$896,340	$(5,328)	$513	—%	$2,108,459	$11,140	$2,119,599	2.36x
2007	236,005	(56,859)	2,569	1%	352,829	4,915	357,744	1.52x
2008	226,030	(66,122)	5,386	2%	341,623	10,618	352,241	1.56x
2009	105,157	(613)	1,797	2%	213,803	11,572	225,375	2.14x
2010	164,117	(2,173)	510	—%	401,336	40,333	441,669	2.69x
2011	244,959	(2,949)	4,656	2%	551,008	78,084	629,092	2.57x
2012	246,011	(4,081)	20,222	8%	444,826	106,346	551,172	2.24x
2013	240,595	(4,908)	77,435	32%	266,794	158,399	425,193	1.77x
2014	105,532	—	57,208	54%	57,903	101,655	159,558	1.51x
2015	18,259	—	17,145	94%	1,372	31,962	33,334	1.83x
Total	$2,483,005	$(143,033)	$187,441		$4,739,953	$555,024	$5,294,977	2.13x

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

(5)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(6)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of March 31, 2015 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value(2)	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,483	$13	$9,496	1.61x
2007	7,889	—	—	—%	15,046	95	15,141	1.92x
2008	6,282	—	—	—%	9,752	151	9,903	1.58x
2009	3,350	—	—	—%	9,504	478	9,982	2.98x
2010	7,706	—	—	—%	29,731	2,501	32,232	4.18x
2011	22,745	—	—	—%	60,503	5,411	65,914	2.90x
2012	26,746	—	161	1%	50,266	6,734	57,000	2.13x
2013	17,515	—	2,237	13%	24,048	12,007	36,055	2.06x
2014	21,215	—	9,078	43%	15,093	23,389	38,482	1.81x
2015	3,743	—	2,463	66%	1,568	6,256	7,824	2.09x
Total	$123,076	$—	$13,939		$224,994	$57,035	$282,029	2.29x
(1)    Converted to U.S. dollars using average historical exchange rates effective in the month of activity.

(2)    Converted to U.S. dollars using the exchange rate as of March 31, 2015.

Consolidated Purchased Debt Portfolio as of March 31, 2015 (U.S. dollars in thousands)

Purchase Period	Purchase Price	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(5,328)	$513	—%	$2,117,942	$11,153	$2,129,095	2.36x
2007	243,894	(56,859)	2,569	1%	367,875	5,010	372,885	1.53x
2008	232,312	(66,122)	5,386	2%	351,375	10,769	362,144	1.56x
2009	108,507	(613)	1,797	2%	223,307	12,050	235,357	2.17x
2010	171,823	(2,173)	510	—%	431,067	42,834	473,901	2.76x
2011	267,704	(2,949)	4,656	2%	611,511	83,495	695,006	2.60x
2012	272,757	(4,081)	20,383	7%	495,092	113,080	608,172	2.23x
2013	258,110	(4,908)	79,672	31%	290,842	170,406	461,248	1.79x
2014	126,747	—	66,286	52%	72,996	125,044	198,040	1.56x
2015	22,002	—	19,608	89%	2,940	38,218	41,158	1.87x
Total	$2,606,081	$(143,033)	$201,380		$4,964,947	$612,059	$5,577,006	2.14x

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of March 31, 2015 will generate a total of approximately $555.0 million of gross cash proceeds. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2015	2016	2017	2018	2019	2020	2021	2022	2023 and thereafter(2)	Total
2006 and prior(1)	$5,891	$3,818	$1,173	$258	$—	$—	$—	$—	$—	$11,140
2007	2,324	1,103	1,008	387	93	—	—	—	—	4,915
2008	5,703	2,445	919	1,031	418	102	—	—	—	10,618
2009	4,196	3,943	2,007	559	537	264	66	—	—	11,572
2010	12,515	12,543	8,366	4,174	1,158	1,006	457	114	—	40,333
2011	22,008	21,423	15,730	10,349	4,891	1,512	1,445	583	143	78,084
2012	33,065	26,264	17,806	13,179	8,670	4,052	1,335	1,289	686	106,346
2013	51,563	43,869	24,036	16,337	11,446	7,378	3,298	358	114	158,399
2014	35,660	29,307	14,423	7,892	4,704	3,462	2,749	2,200	1,258	101,655
2015	11,596	8,155	4,372	2,724	1,594	1,153	912	752	704	31,962
Total	$184,521	$152,870	$89,840	$56,890	$33,511	$18,929	$10,262	$5,296	$2,905	$555,024
Cumulative Percent	33.2%	60.8%	77.0%	87.2%	93.3%	96.7%	98.5%	99.5%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 96 Months	97 - 120 Months(2)	Total
2006 and prior(1)	$7,289	$2,825	$908	$118	$—	$—	$—	$—	$—	$11,140
2007	2,648	1,058	886	273	50	—	—	—	—	4,915
2008	6,717	1,652	985	915	291	58	—	—	—	10,618
2009	5,362	3,459	1,543	495	500	170	43	—	—	11,572
2010	16,047	11,495	7,318	3,162	1,018	908	315	70	—	40,333
2011	27,988	19,877	14,396	8,984	3,608	1,462	1,279	410	80	78,084
2012	40,989	23,177	16,712	12,037	7,515	2,970	1,325	1,142	479	106,346
2013	65,035	37,690	21,343	14,918	10,498	6,349	2,319	151	96	158,399
2014	45,418	24,004	12,440	6,756	4,321	3,258	2,595	2,064	799	101,655
2015	14,020	7,049	3,853	2,382	1,455	1,082	866	720	535	31,962
Total	$231,513	$132,286	$80,384	$50,040	$29,256	$16,257	$8,742	$4,557	$1,989	$555,024
Cumulative Percent	41.7%	65.5%	80.0%	89.0%	94.3%	97.2%	98.8%	99.6%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

(2)    Although the maximum forecast period for charged-off receivables is 144 months, at March 31, 2015 no portfolio was expected to generate remaining cash proceeds in excess of the next 120 months.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	2006 & Prior(2)	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
2006 & Prior(1)	$1,329,748	$338,808	$180,830	$96,778	$61,165	$40,410	$26,238	$18,207	$13,516	$2,759	$2,108,459
2007	—	98,929	111,049	54,363	34,500	21,178	14,424	9,919	6,889	1,578	352,829
2008	—	—	98,025	88,017	65,471	38,416	24,983	15,024	9,699	1,988	341,623
2009	—	—	—	49,074	71,698	41,300	27,948	13,681	8,407	1,695	213,803
2010	—	—	—	—	90,429	130,132	94,374	53,213	27,698	5,490	401,336
2011	—	—	—	—	—	163,304	196,236	120,068	60,322	11,078	551,008
2012	—	—	—	—	—	—	176,605	163,096	88,015	17,110	444,826
2013	—	—	—	—	—	—	—	122,488	119,738	24,568	266,794
2014	—	—	—	—	—	—	—	—	42,279	15,624	57,903
2015	—	—	—	—	—	—	—	—	—	1,372	1,372
Total	$1,329,748	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$515,696	$376,563	$83,262	$4,739,953
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
Q1 2015

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

Under our current borrowing structure, our domestic and Canadian line of credit borrowings are managed separately. Our domestic operation sweeps all cash proceeds obtained to pay down our domestic line of credit daily. As a result, we maintain minimal domestic cash balances on hand, excluding our restricted cash. Domestically and in Canada, we borrow from our line of credit only as needed to reduce overall interest costs on our outstanding borrowings. Our line of credit, in total for both domestic and Canadian operations, is subject to a borrowing base and is described further in our condensed consolidated financial statements. To the extent our Canadian cash flow exceeds the cash flow needs of our Canadian operation including purchasing new assets, the excess Canadian cash flow, after paying down the Canadian line of credit to zero, is held in our Canadian bank accounts or used to pay down our domestic line of credit.

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At March 31, 2015, the Company did not have any non-cancelable forward flow purchase agreements.

Based on our current level of operations, we have sufficient liquidity to fund our operations through the next twelve months. Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of March 31, 2015, our total availability under our line of credit was $37.0 million based on our borrowing base calculation, and our non-restricted cash balances were $17.6 million, resulting in liquidity as of March 31, 2015 of $54.5 million.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at March 31, 2015 and December 31, 2014 was $439.5 million and $430.4 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the periods presented:

	Three Months Ended
	March 31,
$ in thousands	2015	2014
Net cash used in operating activities	$(27,810)	$(14,377)
Net cash provided by investing activities	22,035	15,421
Net cash provided by financing activities	8,968	2,535
Increase in cash and cash equivalents (1)	$3,193	$3,579
 (1)    Before the impact of foreign currency translation on cash of $(1,304) and $(302), respectively.

Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our and the branch offices' ability to maintain low collector turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause volatility in our business could have a material impact on our expected future cash flows. Proceeds on purchased debt recorded as revenue are included in the operating activities, while proceeds recorded as amortization of purchased debt principal are included in the investing activities. See the reconciliation of net cash used in operating activities to Adjusted EBITDA in the Results of Operations section herein.

Our operating activities used net cash of $27.8 million and $14.4 million during the three months ended March 31, 2015 and 2014, respectively, resulting in a net increase in cash used in operating activities of $13.4 million. The increase in cash used by operating activities was primarily due to a decrease of $20.7 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding decrease in costs to collect including court costs of $6.6 million. The remaining change in net cash used in operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities provided net cash of $22.0 million and $15.4 million during the three months ended March 31, 2015 and 2014, respectively. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash provided by investing activities of $6.6 million was primarily due to a $3.8 million decrease in investments in purchased debt and a $3.0 million increase in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Our financing activities provided net cash of $9.0 million and $2.5 million during the three months ended March 31, 2015 and 2014, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash provided by financing activities of $6.4 million was primarily due to a decrease of $15.6 million in draws on our revolving credit facility offset by a decrease of $21.9 million in payments on our revolving line of credit resulting from reduced proceeds on purchased debt during 2015 compared to 2014.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

As of March 31, 2015, there were no material changes to the Company's revolving credit facility or its Senior Second Lien Notes from the information previously disclosed except for additional draws and repayments on the revolving credit facility. The balance of the outstanding line of credit under the revolving credit facility was $148.3 million and $138.7 million at March 31, 2015 and December 31, 2014, respectively; a decrease of $9.6 million. At March 31, 2015, our availability under the line of credit was $37.0 million based on our borrowing base calculation.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA
We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 1.6x at March 31, 2014 to 2.4x at March 31, 2015 as a result of a 34.7% decrease in our TTM Adjusted EBITDA and a 0.3% decrease in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt as a result of lower purchasing volumes.

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

As of March 31, 2015, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.3 million and software agreements of $0.5 million as of March 31, 2015.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of March 31, 2015, these notes had outstanding balances of $0.3 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
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

Management believes our critical accounting policies and estimates are those related to revenue recognition, accounting estimates, valuation of acquired goodwill and intangible assets, and income taxes. Management believes these policies to be critical because they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition from Purchased Debt

We account for our purchased debt under the guidance of ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Under ASC 310-30, static pools of purchased debt, aggregated based on certain common risk criteria, can be accounted for under either the interest method of accounting or the cost recovery method of accounting. Revenue recognition under ASC 310-30 is based in part on life-to-date performance of our static pools as well as our forecasts of future proceeds on those pools, which reflect our judgments and various assumptions and estimates made quarterly. See accounting for income recognized on purchased debt discussed in detail in Note 2 to the condensed consolidated financial statements.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. As prescribed by ASC Topic 350, Intangibles-Goodwill and Other, goodwill is not amortized. We review goodwill for impairment annually, or more frequently, if indicators of possible impairment arise. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. Significant judgments are required to estimate the fair value of reporting units and intangible assets including estimating future cash flows, and determining appropriate discount rates, growth rates, and other assumptions. If potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the book value of the reporting unit's goodwill over the implied fair value.

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

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for income taxes. When the Company prepares its condensed consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the difference between the financial statements and income tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the condensed consolidated statements of operations. The Company includes interest and penalties related to the income taxes within its provision for income taxes. See Note 8 for additional discussion of income taxes.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQUARETWO FINANCIAL CORPORATION

May 14, 2015	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 14, 2015	By:	/s/ John D. Lowe
	Name:	John D. Lowe
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)