Form 10-Q
period 2015-06-30
SquareTwo Financial Corp
filed 2015-08-13
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of August 13, 2015, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$23,482	$15,677
Restricted cash	5,073	4,137
Trade receivables, net of allowance for doubtful accounts of $15 and $15, respectively	1,816	1,851
Notes receivable	180	194
Purchased debt, net	189,393	222,700
Property and equipment, net	23,072	23,189
Goodwill and intangible assets	171,292	171,348
Other assets	8,187	8,991
Total assets	$422,495	$448,087
Liabilities and stockholder's deficiency
Liabilities:
Accounts payable, trade	$3,392	$3,225
Payable from trust accounts	1,559	1,404
Taxes payable	352	475
Accrued interest and other liabilities	21,458	24,499
Deferred tax liability, net	11,619	11,408
Line of credit	148,272	138,702
Notes payable, net of discount	289,333	289,370
Obligations under capital lease agreements	1,899	2,310
Total liabilities	477,884	471,393
Commitments and contingencies (Note 9)
Stockholder's deficiency:
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,211	190,191
Accumulated deficit	(246,476)	(215,823)
Accumulated other comprehensive loss	(5,892)	(3,636)
Total SquareTwo deficiency	(62,157)	(29,268)
Noncontrolling interest	6,768	5,962
Total stockholder's deficiency	(55,389)	(23,306)
Total liabilities and stockholder's deficiency	$422,495	$448,087

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Purchased debt revenue, net	$48,820	$66,838	$101,223	$138,328
Other revenue	19	9	25	28
Total revenues	48,839	66,847	101,248	138,356
Expenses
Purchased debt expense	30,011	38,399	64,490	77,477
Court costs, net	7,078	9,958	14,339	19,141
Salaries and payroll taxes	9,064	7,530	17,726	15,087
General and administrative	2,988	3,538	6,295	7,581
Depreciation and amortization	1,630	1,706	3,386	3,348
Total operating expenses	50,771	61,131	106,236	122,634
Operating (loss) income	(1,932)	5,716	(4,988)	15,722
Other expenses
Interest expense	11,207	11,075	22,295	22,084
Other expense	77	87	161	193
Total other expenses	11,284	11,162	22,456	22,277
Loss before income taxes	(13,216)	(5,446)	(27,444)	(6,555)
Income tax expense	(1,243)	(2,071)	(2,403)	(3,108)
Net loss	(14,459)	(7,517)	(29,847)	(9,663)
Less: Net income attributable to the noncontrolling interest	419	399	806	740
Net loss attributable to SquareTwo	$(14,878)	$(7,916)	$(30,653)	$(10,403)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(14,459)	$(7,517)	$(29,847)	$(9,663)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	431	898	(2,256)	64
Comprehensive loss	(14,028)	(6,619)	(32,103)	(9,599)
Less: Comprehensive income attributable to the noncontrolling interest	419	399	806	740
Comprehensive loss attributable to SquareTwo	$(14,447)	$(7,018)	$(32,909)	$(10,339)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholder's Deficiency

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Deficiency	Noncontrolling Interest	Total Stockholder's Deficiency
Balances, December 31, 2014	$—	$190,191	$(215,823)	$(3,636)	$(29,268)	$5,962	$(23,306)
Net (loss) income	—	—	(30,653)	—	(30,653)	806	(29,847)
Currency translation adjustment	—	—	—	(2,256)	(2,256)	—	(2,256)
Stock option expense	—	20	—	—	20	—	20
Balances, June 30, 2015	$—	$190,211	$(246,476)	$(5,892)	$(62,157)	$6,768	$(55,389)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(29,847)	$(9,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,386	3,348
Amortization of loan origination fees and debt discount	1,652	1,466
Purchased debt valuation allowance reversals	(2,648)	(523)
Stock option expense	20	49
Amortization of prepaid and other non-cash expenses	3,045	2,084
Deferred tax provision, net of valuation allowance	211	1,092
Changes in operating assets and liabilities:
Income tax payable/receivable	(120)	(396)
Restricted cash	(936)	(822)
Other assets	(3,314)	(2,798)
Accounts payable and accrued liabilities	(2,535)	(3,840)
Net cash used in operating activities	(31,086)	(10,003)
Investing activities
Investment in purchased debt	(53,713)	(67,816)
Proceeds applied to purchased debt principal	88,534	88,900
Payments to branch offices related to asset purchase program	(259)	—
Net investment in notes receivable	—	(193)
Investment in property and equipment, including internally developed software	(2,548)	(2,063)
Net cash provided by investing activities	32,014	18,828
Financing activities
Repayments of investment by Parent	—	(150)
Payments on notes payable	(396)	(377)
Proceeds from line of credit	190,314	229,236
Payments on line of credit	(180,744)	(229,720)
Origination fees on line of credit	(200)	(244)
Payments on capital lease obligations	(843)	(742)
Net cash provided by (used in) financing activities	8,131	(1,997)
Increase in cash and cash equivalents	9,059	6,828
Impact of foreign currency translation on cash	(1,254)	321
Cash and cash equivalents at beginning of period	15,677	9,379
Cash and cash equivalents at end of period	$23,482	$16,528
Supplemental cash flow information
Cash paid for interest	$20,642	$20,673
Cash paid for income taxes	2,296	2,431
Property and equipment financed with capital leases and notes payable	715	1,282
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

The Company is a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the United States (U.S.) and Canada. In the U.S, we pursue recovery of accounts through our Closed Loop Network, a unique combination of company-owned call centers along with a network of regional law offices, also referred to as "branch offices", exclusively dedicated to SquareTwo. Branch offices pursue proceeds on purchased debt owned by the Company for a fee. Each of our branch offices is independently owned and has executed agreements that provide the legal structure for the exclusive relationship with SquareTwo. SquareTwo places certain of its accounts for collection with its call centers operating under the subsidiary SquareTwo Financial Services Corporation d/b/a Fresh View Solutions ("Fresh View").

Our Canadian subsidiaries exclusively purchase and service charged-off Canadian accounts. We utilize a combination of a company-owned call center and third-party non-legal and legal collection firms to pursue recovery of our Canadian accounts.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2015, its condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014, its condensed consolidated statements of changes in stockholder's deficiency for the six months ended June 30, 2015, and its condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.  The condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss of the Company for the three and six months ended June 30, 2015 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s most recent Annual Report on Form 10-K.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The Company has revised the presentation of its condensed consolidated statements of operations for all the periods presented to provide improved visibility and comparability with the current year presentation. Other direct operating expense, previously a separate line item on the condensed consolidated statements of operations, of $3,904 and $7,810 for the three and six months ended June 30, 2014, respectively, has been reclassified to purchased debt expense.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the IASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 is a comprehensive new revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current guidance. The effective date of the new standard was deferred by one year by ASU No. 2015-14. The standard, which does not apply to financial instruments, is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early adoption is permitted for periods beginning after December 15, 2016. The Company is in the process of determining the impact this standard may have on its financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 amends current consolidation guidance, affecting the evaluation of whether certain legal entities should be consolidated. All legal entities are subject to reevaluation under the revised consolidation model. The Company is evaluating this ASU to determine whether any of our current conclusions with respect to consolidation of legal entities will change under the new guidance; however, we do not anticipate any material impact to our financial statements and related disclosures.  The requirements of this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods, and early adoption is permitted.

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

3. Purchased Debt

The following table shows the changes in purchased debt, net for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$182,586	$240,314	$17,920	$17,272	$200,506	$257,586
Purchases	17,825	39,617	13,886	2,435	31,711	42,052
Valuation allowance reversals (charges)	963	318	(734)	—	229	318
Proceeds applied to purchased debt principal	(37,998)	(43,775)	(5,282)	(2,858)	(43,280)	(46,633)
Other(1)	227	386	—	11	227	397
Balance at end of period	$163,603	$236,860	$25,790	$16,860	$189,393	$253,720

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$206,642	$254,419	$16,058	$19,938	$222,700	$274,357
Purchases	34,174	64,362	19,539	3,454	53,713	67,816
Valuation allowance reversals (charges)	3,305	523	(657)	—	2,648	523
Proceeds applied to purchased debt principal	(79,384)	(82,376)	(9,150)	(6,524)	(88,534)	(88,900)
Other(1)	(1,134)	(68)	—	(8)	(1,134)	(76)
Balance at end of period	$163,603	$236,860	$25,790	$16,860	$189,393	$253,720
(1)    Other includes impacts of the Company’s currency translation.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Proceeds	$77,678	$99,171	$13,929	$12,733	$91,607	$111,904
Less:
Gross revenue recognized	39,680	55,396	8,342	9,561	48,022	64,957
Cost recovery court cost recoveries(1)	—	—	305	314	305	314
Proceeds applied to purchased debt principal	37,998	43,775	5,282	2,858	43,280	46,633
	$—	$—	$—	$—	$—	$—

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Proceeds	$160,016	$198,652	$26,064	$25,492	$186,080	$224,144
Less:
Gross revenue recognized	80,632	116,276	16,342	18,332	96,974	134,608
Cost recovery court costs recoveries(1)	—	—	572	636	572	636
Proceeds applied to purchased debt principal	79,384	82,376	9,150	6,524	88,534	88,900
	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations.

The following table reconciles gross revenue recognized to purchased debt revenue, net for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Gross revenue recognized	$39,680	$55,396	$8,342	$9,561	$48,022	$64,957
Purchased debt royalties	531	1,348	85	258	616	1,606
Valuation allowance reversals (charges)	963	318	(734)	—	229	318
Other(1)	—	—	(47)	(43)	(47)	(43)
Purchased debt revenue, net	$41,174	$57,062	$7,646	$9,776	$48,820	$66,838

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Gross revenue recognized	$80,632	$116,276	$16,342	$18,332	$96,974	$134,608
Purchased debt royalties	1,477	2,804	204	482	1,681	3,286
Valuation allowance reversals (charges)	3,305	523	(657)	—	2,648	523
Other(1)	—	—	(80)	(89)	(80)	(89)
Purchased debt revenue, net	$85,414	$119,603	$15,809	$18,725	$101,223	$138,328
(1)    Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt and the branch office asset purchase program (discontinued).

     The following table shows the detail of the Company’s purchases for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Purchase price	$17,825	$39,617	$13,886	$2,435	$31,711	$42,052
Face value	207,775	286,787	69,371	54,020	277,146	340,807
% of face	8.6%	13.8%	20.0%	4.5%	11.4%	12.3%

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Purchase price	$34,174	$64,362	$19,539	$3,454	$53,713	$67,816
Face value	373,722	471,204	140,274	90,400	513,996	561,604
% of face	9.1%	13.7%	13.9%	3.8%	10.5%	12.1%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

During the three months ended June 30, 2015, the Company purchased $207.8 million in face value debt that qualified for the level yield method of accounting for a purchase price of $17.8 million. The ERP expected at acquisition for these level yield portfolios amounted to $31.4 million. The accretable yield for these purchases was $13.6 million, or the ERP of $31.4 million less the purchase price of $17.8 million.

During the six months ended June 30, 2015, the Company purchased $373.7 million in face value debt that qualified for the level yield method of accounting for a purchase price of $34.2 million. The ERP expected at acquisition for these level yield portfolios amounted to $60.3 million. The accretable yield for these purchases was $26.1 million, or the ERP of $60.3 million less the purchase price of $34.2 million.

The following table represents the change in accretable yield for the periods presented:

	2015	2014
Balance at December 31, prior year	$389,803	$523,006
Impact from revenue recognized on purchased debt, net	(43,294)	(61,085)
Additions from current purchases	12,592	13,150
Reclassifications to accretable yield, including foreign currency translation	2,409	13,555
Balance at March 31,	$361,510	$488,626
Impact from revenue recognized on purchased debt, net	(40,643)	(55,714)
Additions from current purchases	13,557	16,241
Reclassifications to (from) accretable yield, including foreign currency translation	20,283	(10,751)
Balance at June 30,	$354,707	$438,402

The following table shows the changes in the valuation allowance for the Company’s purchased debt for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$123,416	$125,879	$19,617	$17,584	$143,033	$143,463
Valuation allowance (reversals) charges	(963)	(318)	734	—	(229)	(318)
Balance at end of period	$122,453	$125,561	$20,351	$17,584	$142,804	$143,145

	Six Months Ended
	Level Yield		Cost Recovery		Totals
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$125,758	$126,084	$19,694	$17,584	$145,452	$143,668
Valuation allowance (reversals) charges	(3,305)	(523)	657	—	(2,648)	(523)
Balance at end of period	$122,453	$125,561	$20,351	$17,584	$142,804	$143,145

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

The following is a summary of intangible assets as of the dates presented:

	June 30, 2015	December 31, 2014
Goodwill	$146,402	$146,458
Branch office intangible	24,890	24,890
Total intangible assets	$171,292	$171,348

The change in goodwill represents the effect of foreign currency translation on the goodwill of our Canada segment.

5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility as of the dates presented:

	June 30, 2015			December 31, 2014
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit US	4.8%	$148,272	April 2016	4.8%	$138,702	April 2016
Line of Credit Canada	5.8%	—	April 2016	5.8%	—	April 2016
Total Line of Credit		$148,272			$138,702
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the facility were $991 and $1,443 at June 30, 2015 and December 31, 2014, respectively, and are included in the other assets line item on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility.

The Company had accrued interest on its line of credit of $103 and $81 at June 30, 2015 and December 31, 2014, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.
At June 30, 2015, our availability under the line of credit facility was $26.6 million based on our borrowing base calculation.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates as of the dates presented:

	June 30, 2015			December 31, 2014
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $1,272 and $1,631 unamortized discount	11.625%	$288,728	April 2017	11.625%	$288,369	April 2017
Other Notes Payable	6.3%	605	2015 - 2021	5.8%	1,001	2015 - 2021
Total Notes Payable		$289,333			$289,370
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $2,263 and $2,904 at June 30, 2015 and December 31, 2014, respectively, and are included in the other assets line item on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $8,428 at June 30, 2015 and December 31, 2014 which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. As of June 30, 2015, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit totaling $492 at June 30, 2015 and December 31, 2014 which had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Deficiency

Common Stock

As of June 30, 2015 and December 31, 2014, the Company was authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Noncontrolling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the noncontrolling interest in CCL are shown on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

Accumulated Other Comprehensive Loss

During the six months ended June 30, 2015 and 2014, comprehensive (loss) income included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss for the periods presented:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(3,636)	$(3,636)
Other comprehensive loss, net of tax of $0	(2,256)	(2,256)
Balance, June 30, 2015	$(5,892)	$(5,892)

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(1,347)	$(1,347)
Other comprehensive income, net of tax of $0	64	64
Balance, June 30, 2014	$(1,283)	$(1,283)

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820 as of the dates presented:

	June 30, 2015
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$189,393	$514,349	$—	$—	$514,349
Line of credit(2)	148,272	148,272	—	148,272	—
Senior Second Lien Notes, net of $1,272 unamortized discount(3)	288,728	217,195	217,195	—	—
Other Notes Payable(4)	605	605	—	605	—

	December 31, 2014
	Carrying amounts	Estimated fair value	Level 1	Level 2	Level 3
Purchased debt(1)	$222,700	$563,674	$—	$—	$563,674
Line of credit(2)	138,702	138,702	—	138,702	—
Senior Second Lien Notes, net of $1,631 unamortized discount(3)	288,369	288,157	288,157	—	—
Other Notes Payable(4)	1,001	1,001	—	1,001	—
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

For the three and six months ended June 30, 2015 the combined state, federal and Canadian tax expense from operations was $1.2 million and $2.4 million, respectively. These amounts were comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% as well as deferred expense related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at June 30, 2015.

While virtually all IRC Section 956 income generated in the U.S. during 2015 can be offset by the Company’s net operating losses in the U.S., the expense of $0.1 million and $0.2 million relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian earnings and profits deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

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

The following tables present the Company's operating segment results for the periods presented:

Cash Proceeds on Purchased Debt:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Proceeds on Purchased Debt	2015	2014	2015	2014
Domestic	$80,003	$100,352	$163,265	$202,338
Canada	11,604	11,552	22,815	21,806
Consolidated	$91,607	$111,904	$186,080	$224,144

Total Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenues	2015	2014	2015	2014
Domestic	$41,846	$59,845	$87,683	$125,204
Canada	6,993	7,002	13,565	13,152
Consolidated	$48,839	$66,847	$101,248	$138,356

Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA(1)	2015	2014	2015	2014
Domestic	$34,230	$45,432	$67,521	$92,203
Canada	8,672	8,378	17,065	15,799
Consolidated	$42,902	$53,810	$84,586	$108,002
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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net loss to consolidated Adjusted EBITDA for the periods presented:

Reconciliation of Net loss to Adjusted EBITDA ($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(14,459)	$(7,517)	$(29,847)	$(9,663)
Interest expense	11,207	11,075	22,295	22,084
Interest income	(43)	(38)	(84)	(57)
Income tax expense	1,243	2,071	2,403	3,108
Depreciation and amortization	1,630	1,706	3,386	3,348
EBITDA	(422)	7,297	(1,847)	18,820
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	43,280	46,633	88,534	88,900
Purchased debt valuation allowance reversals(2)	(229)	(318)	(2,648)	(523)
Certain other or non-cash expenses
Stock option expense(3)	9	25	20	49
Other(4)	264	173	527	756
Adjusted EBITDA	$42,902	$53,810	$84,586	$108,002
(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Represents non-cash valuation allowance reversals on purchased debt.

(3)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and branch office owners.

(4)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management, L.P., certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

The table below reconciles net cash used in operating activities to Adjusted EBITDA for the periods presented:

Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA ($ in thousands)	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(31,086)	$(10,003)
Proceeds applied to purchased debt principal(1)	88,534	88,900
Interest expense to be paid in cash(2)	20,643	20,618
Interest income	(84)	(57)
Amortization of prepaid and other non-cash expenses	(3,045)	(2,084)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	936	822
Other operating assets and liabilities and deferred taxes(4)	5,758	5,942
Income tax expense	2,403	3,108
Other(5)	527	756
Adjusted EBITDA	$84,586	$108,002
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management, L.P., certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

Segment assets were as follows as of the dates presented:

Total Assets	June 30, 2015	December 31, 2014
Domestic	$385,391	$414,711
Canada	37,104	33,376
Consolidated	$422,495	$448,087

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at June 30, 2015 or December 31, 2014.

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

Condensed Consolidating Balance Sheets

	June 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$105	$672	$22,705	$—	$23,482
Restricted cash	(111)	5,184	—	—	5,073
Trade receivables, net of allowance for doubtful accounts	789	30	997	—	1,816
Notes receivable	—	—	180	—	180
Purchased debt, net	—	176,821	12,572	—	189,393
Property and equipment, net	22,711	238	123	—	23,072
Goodwill and intangible assets	170,780	—	512	—	171,292
Other assets	6,097	1,312	778	—	8,187
Investment in subsidiaries	218,684	—	—	(218,684)	—
Total assets	$419,055	$184,257	$37,867	$(218,684)	$422,495
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$3,108	$270	$14	$—	$3,392
Payable from trust accounts	1,405	55	99	—	1,559
Payable to Borrower	—	334,429	3,662	(338,091)	—
Taxes payable	26	—	326	—	352
Accrued interest and other liabilities	19,650	855	953	—	21,458
Deferred tax liability (asset), net	11,627	—	(8)	—	11,619
Line of credit	148,272	—	—	—	148,272
Notes payable, net of discount	289,333	—	—	—	289,333
Obligations under capital lease agreements	1,899	—	—	—	1,899
Total liabilities	475,320	335,609	5,046	(338,091)	477,884
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,211	5,551	1	(5,552)	190,211
(Accumulated deficit) retained earnings	(246,476)	(156,903)	31,944	124,959	(246,476)
Accumulated other comprehensive loss	—	—	(5,892)	—	(5,892)
Total (deficiency) equity before noncontrolling interest	(56,265)	(151,352)	26,053	119,407	(62,157)
Noncontrolling interest	—	—	6,768	—	6,768
Total (deficiency) equity	(56,265)	(151,352)	32,821	119,407	(55,389)
Total liabilities and (deficiency) equity	$419,055	$184,257	$37,867	$(218,684)	$422,495

	December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$15,677	$—	$15,677
Restricted cash	(360)	4,497	—	—	4,137
Trade receivables, net of allowance for doubtful accounts	1,221	22	608	—	1,851
Notes receivable	—	—	194	—	194
Purchased debt, net	—	206,542	16,158	—	222,700
Property and equipment, net	22,783	254	152	—	23,189
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	6,614	1,571	806	—	8,991
Investment in subsidiaries	243,404	—	—	(243,404)	—
Total assets	$444,441	$212,886	$34,164	$(243,404)	$448,087
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$3,549	$(227)	$(97)	$—	$3,225
Payable from trust accounts	1,252	58	94	—	1,404
Payable to Borrower	—	342,772	2,842	(345,614)	—
Taxes payable	138	—	337	—	475
Accrued interest and other liabilities	23,336	385	778	—	24,499
Deferred tax liability (asset), net	11,416	—	(8)	—	11,408
Line of credit	138,702	—	—	—	138,702
Notes payable, net of discount	289,370	—	—	—	289,370
Obligations under capital lease agreements	2,310	—	—	—	2,310
Total liabilities	470,073	342,988	3,946	(345,614)	471,393
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,191	2,922	1	(2,923)	190,191
(Accumulated deficit) retained earnings	(215,823)	(133,024)	27,891	105,133	(215,823)
Accumulated other comprehensive loss	—	—	(3,636)	—	(3,636)
Total (deficiency) equity before noncontrolling interest	(25,632)	(130,102)	24,256	102,210	(29,268)
Noncontrolling interest	—	—	5,962	—	5,962
Total (deficiency) equity	(25,632)	(130,102)	30,218	102,210	(23,306)
Total liabilities and (deficiency) equity	$444,441	$212,886	$34,164	$(243,404)	$448,087

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$616	$41,225	$6,979	$—	$48,820
Other revenue	4	1	14	—	19
Total revenues	620	41,226	6,993	—	48,839
Expenses
Purchased debt expense	—	27,486	2,525	—	30,011
Court costs, net	—	6,963	115	—	7,078
Salaries and payroll taxes	1,572	7,330	162	—	9,064
General and administrative	869	1,592	527	—	2,988
Depreciation and amortization	656	965	9	—	1,630
Total operating expenses	3,097	44,336	3,338	—	50,771
Operating (loss) income	(2,477)	(3,110)	3,655	—	(1,932)
Other expenses
Interest expense	3,192	8,015	—	—	11,207
Other expense (income)	118	—	(41)	—	77
Total other expenses	3,310	8,015	(41)	—	11,284
(Loss) income before income taxes	(5,787)	(11,125)	3,696	—	(13,216)
Income tax expense	(151)	—	(1,092)	—	(1,243)
Loss from subsidiaries	(8,940)	—	—	8,940	—
Net (loss) income	(14,878)	(11,125)	2,604	8,940	(14,459)
Less: Net income attributable to the noncontrolling interest	—	—	419	—	419
Net (loss) income attributable to SquareTwo	$(14,878)	$(11,125)	$2,185	$8,940	$(14,878)

	Three Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,689	$58,153	$6,996	$—	$66,838
Other revenue	1	2	6	—	9
Total revenues	1,690	58,155	7,002	—	66,847
Expenses
Purchased debt expense	2	35,664	2,733	—	38,399
Court costs, net	—	9,854	104	—	9,958
Salaries and payroll taxes	1,275	6,092	163	—	7,530
General and administrative	445	2,393	700	—	3,538
Depreciation and amortization	546	1,149	11	—	1,706
Total operating expenses	2,268	55,152	3,711	—	61,131
Operating (loss) income	(578)	3,003	3,291	—	5,716
Other expenses
Interest expense	1,560	9,515	—	—	11,075
Other expense (income)	121	—	(34)	—	87
Total other expenses	1,681	9,515	(34)	—	11,162
(Loss) income before income taxes	(2,259)	(6,512)	3,325	—	(5,446)
Income tax expense	(1,062)	—	(1,009)	—	(2,071)
Loss from subsidiaries	(4,595)	—	—	4,595	—
Net (loss) income	(7,916)	(6,512)	2,316	4,595	(7,517)
Less: Net income attributable to the noncontrolling interest	—	—	399	—	399
Net (loss) income attributable to SquareTwo	$(7,916)	$(6,512)	$1,917	$4,595	$(7,916)

	Six Months Ended June 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,685	$85,990	$13,548	$—	$101,223
Other revenue	7	1	17	—	25
Total revenues	1,692	85,991	13,565	—	101,248
Expenses
Purchased debt expense	1	59,578	4,911	—	64,490
Court costs, net	—	14,142	197	—	14,339
Salaries and payroll taxes	3,152	14,214	360	—	17,726
General and administrative	1,671	3,444	1,180	—	6,295
Depreciation and amortization	1,316	2,052	18	—	3,386
Total operating expenses	6,140	93,430	6,666	—	106,236
Operating (loss) income	(4,448)	(7,439)	6,899	—	(4,988)
Other expenses
Interest expense	5,855	16,440	—	—	22,295
Other expense (income)	241	—	(80)	—	161
Total other expenses	6,096	16,440	(80)	—	22,456
(Loss) income before income taxes	(10,544)	(23,879)	6,979	—	(27,444)
Income tax expense	(283)	—	(2,120)	—	(2,403)
Loss from subsidiaries	(19,826)	—	—	19,826	—
Net (loss) income	(30,653)	(23,879)	4,859	19,826	(29,847)
Less: Net income attributable to the noncontrolling interest	—	—	806	—	806
Net (loss) income attributable to SquareTwo	$(30,653)	$(23,879)	$4,053	$19,826	$(30,653)

	Six Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$3,455	$121,736	$13,137	$—	$138,328
Other revenue	7	6	15	—	28
Total revenues	3,462	121,742	13,152	—	138,356
Expenses
Purchased debt expense	4	72,293	5,180	—	77,477
Court costs, net	—	18,969	172	—	19,141
Salaries and payroll taxes	2,596	12,137	354	—	15,087
General and administrative	986	5,049	1,546	—	7,581
Depreciation and amortization	1,102	2,224	22	—	3,348
Total operating expenses	4,688	110,672	7,274	—	122,634
Operating (loss) income	(1,226)	11,070	5,878	—	15,722
Other expenses
Interest expense	2,865	19,219	—	—	22,084
Other expense	249	—	(56)	—	193
Total other expenses	3,114	19,219	(56)	—	22,277
(Loss) income before income taxes	(4,340)	(8,149)	5,934	—	(6,555)
Income tax expense	(1,205)	—	(1,903)	—	(3,108)
Loss from subsidiaries	(4,858)	—	—	4,858	—
Net (loss) income	(10,403)	(8,149)	4,031	4,858	(9,663)
Less: Net income attributable to the noncontrolling interest	—	—	740	—	740
Net (loss) income attributable to SquareTwo	$(10,403)	$(8,149)	$3,291	$4,858	$(10,403)

Condensed Consolidating Statements of Comprehensive (Loss) Income

	Three Months Ended June 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(14,878)	$(11,125)	$2,604	$8,940	$(14,459)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	431	—	431
Comprehensive (loss) income	(14,878)	(11,125)	3,035	8,940	(14,028)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	419	—	419
Comprehensive (loss) income attributable to SquareTwo	$(14,878)	$(11,125)	$2,616	$8,940	$(14,447)

	Three Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(7,916)	$(6,512)	$2,316	$4,595	$(7,517)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	898	—	898
Comprehensive (loss) income	(7,916)	(6,512)	3,214	4,595	(6,619)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	399	—	399
Comprehensive (loss) income attributable to SquareTwo	$(7,916)	$(6,512)	$2,815	$4,595	$(7,018)

	Six Months Ended June 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(30,653)	$(23,879)	$4,859	$19,826	$(29,847)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(2,256)	—	(2,256)
Comprehensive (loss) income	(30,653)	(23,879)	2,603	19,826	(32,103)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	806	—	806
Comprehensive (loss) income attributable to SquareTwo	$(30,653)	$(23,879)	$1,797	$19,826	$(32,909)

	Six Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(10,403)	$(8,149)	$4,031	$4,858	$(9,663)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	64	—	64
Comprehensive (loss) income	(10,403)	(8,149)	4,095	4,858	(9,599)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	740	—	740
Comprehensive (loss) income attributable to SquareTwo	$(10,403)	$(8,149)	$3,355	$4,858	$(10,339)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(30,653)	$(23,879)	$4,859	$19,826	$(29,847)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,316	2,052	18	—	3,386
Amortization of loan origination fees and debt discount	1,652	—	—	—	1,652
Purchased debt valuation allowance reversals	—	(2,648)	—	—	(2,648)
Stock option expense	20	—	—	—	20
Amortization of prepaid and other non-cash expenses	2,414	605	26	—	3,045
Deferred tax provision, net of valuation allowance	211	—	—	—	211
Loss from subsidiaries	19,826	—	—	(19,826)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(112)	—	(8)	—	(120)
Restricted cash	(249)	(687)	—	—	(936)
Other assets	(2,540)	(1,175)	401	—	(3,314)
Accounts payable and accrued liabilities	(4,292)	1,223	534	—	(2,535)
Net cash (used in) provided by operating activities	(12,407)	(24,509)	5,830	—	(31,086)
Investing activities
Investment in purchased debt	—	(46,970)	(6,743)	—	(53,713)
Proceeds applied to purchased debt principal	—	79,339	9,195	—	88,534
Payments to branch offices related to asset purchase program	—	(259)	—	—	(259)
Investment in subsidiaries	6,900	—	—	(6,900)	—
Investment in property and equipment, including internally developed software	(2,519)	(29)	—	—	(2,548)
Net cash provided by investing activities	4,381	32,081	2,452	(6,900)	32,014
Financing activities
Repayments of investment by Parent, net	—	(6,900)	—	6,900	—
Payments on notes payable	(396)	—	—	—	(396)
Proceeds from line of credit	190,314	—	—	—	190,314
Payments on line of credit	(180,744)	—	—	—	(180,744)
Origination fees on line of credit	(200)	—	—	—	(200)
Payments on capital lease obligations	(843)	—	—	—	(843)
Net cash provided by (used in) financing activities	8,131	(6,900)	—	6,900	8,131
Increase in cash and cash equivalents	105	672	8,282	—	9,059
Impact of foreign currency translation on cash	—	—	(1,254)	—	(1,254)
Cash and cash equivalents at beginning of period	—	—	15,677	—	15,677
Cash and cash equivalents at end of period	$105	$672	$22,705	$—	$23,482
Supplemental cash flow information
Cash paid for interest	$20,642	$—	$—	$—	$20,642
Cash paid for income taxes	184	—	2,112	—	2,296
Property and equipment financed with capital leases and notes payable	715	—	—	—	715

	Six Months Ended June 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(10,403)	$(8,149)	$4,031	$4,858	$(9,663)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,102	2,224	22	—	3,348
Amortization of loan origination fees and debt discount	1,466	—	—	—	1,466
Purchased debt valuation allowance reversals	—	(523)	—	—	(523)
Stock option expense	32	17	—	—	49
Amortization of prepaid and other non-cash expenses	1,734	311	39	—	2,084
Deferred tax provision, net of valuation allowance	1,092	—	—	—	1,092
Loss from subsidiaries	4,858	—	—	(4,858)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(748)	—	352	—	(396)
Restricted cash	482	(1,304)	—	—	(822)
Other assets	(2,253)	(1,657)	1,112	—	(2,798)
Accounts payable and accrued liabilities	(4,025)	105	80	—	(3,840)
Net cash (used in) provided by operating activities	(6,663)	(8,976)	5,636	—	(10,003)
Investing activities
Investment in purchased debt	—	(60,268)	(7,548)	—	(67,816)
Proceeds applied to purchased debt principal	—	80,306	8,594	—	88,900
Net investments in notes receivable	(193)	—	—	—	(193)
Investment in subsidiaries	10,943	—	—	(10,943)	—
Investment in property and equipment including internally developed software	(2,048)	(15)	—	—	(2,063)
Net cash provided by investing activities	8,702	20,023	1,046	(10,943)	18,828
Financing activities
Repayments of investment by Parent, net	(150)	(10,943)	—	10,943	(150)
Payments on notes payable	(377)	—	—	—	(377)
Proceeds from line of credit	229,236	—	—	—	229,236
Payments on line of credit	(229,720)	—	—	—	(229,720)
Origination fees on line of credit	(244)	—	—	—	(244)
Payments on capital lease obligations	(742)	—	—	—	(742)
Net cash used in financing activities	(1,997)	(10,943)	—	10,943	(1,997)
Increase in cash and cash equivalents	42	104	6,682	—	6,828
Impact of foreign currency translation on cash	—	—	321	—	321
Cash and cash equivalents at beginning of period	—	—	9,379	—	9,379
Cash and cash equivalents at end of period	$42	$104	$16,382	$—	$16,528
Supplemental cash flow information
Cash paid for interest	$20,673	$—	$—	$—	$20,673
Cash paid for income tax	861	—	1,570	—	2,431
Property and equipment financed with capital leases and notes payable	1,282	—	—	—	1,282

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

Our focus throughout the recovery process is on the customer, and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their contractual obligations actually satisfy their obligations. In accordance with our commitment to customer service, respect, and operational excellence, which we have internally labeled the “Fair Square Promise”, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe allows us to liquidate more effectively.

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

From 1999, our first full year of purchasing debt, to June 30, 2015, we have invested approximately $2.6 billion in the acquisition of charged-off receivables, representing over $38.4 billion in face value of accounts.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.1x our invested capital since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of June 30, 2015 of $7.2 billion (active face value) will generate approximately $544.3 million in gross cash proceeds. We refer to this as estimated remaining proceeds ("ERP"). In addition, we expect our Canadian owned charged-off receivables of $1.2 billion (active face value) to generate approximately $55.3 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $599.6 million as of June 30, 2015. These expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our U.S. Closed Loop Network

Recovery efforts on all newly acquired U.S. purchased debt are managed by the Closed Loop Network discussed in the preceding section. Historically, our branch offices were the primary channel for recovery work on our behalf, but at the end of 2014, we expanded our asset recovery options in the U.S by opening a company-owned call center dedicated to consumer collections. Most newly acquired accounts are being placed for collection with our Fresh View call centers, where our call center employees are compensated based on their ability to meet our stringent compliance and operating standards. Legal recovery operations, if necessary, continue to progress through our dedicated branch office legal channel.

The expansion of our collection capabilities through Fresh View has enabled us to satisfy a wide array of our bank clients’ needs while helping SquareTwo remain a leader in compliance. Regardless of where in our Closed Loop Network we place an account, either with Fresh View or with one of our branch offices, all customer account information and collection activity is managed within eAGLE, our proprietary integrated account management system, and in accordance with a standardized set of comprehensive policies and operational procedures, which we refer to as our “Compliance Management System.” This ensures that regardless of the chosen recovery option, we strive to provide a uniform customer experience. In addition, our Closed Loop Network business model creates valuable operating efficiencies and synergies, which we believe will translate to improved financial performance in the future.

Once accounts are designated for legal recovery efforts, they are placed into the network of legal branch offices. The branch offices perform recovery work exclusively on our behalf and utilize our account management system in accordance with specified contractual arrangements. Effective June 1, 2015, the Company entered into new business agreements with its branch offices replacing the previous contractual arrangements that were subject to franchise law. The new legal framework removed the legal requirements of franchise law in multiple jurisdictions and enables the Company more control and flexibility in how we manage the branch offices. These contractual agreements have a term of three years. The contractual agreements provide the branch office with a license to use our proprietary collection and account management software; however, SquareTwo no longer charges royalty fees as a percentage of each dollar collected.

We are under no obligation to provide accounts to any branch office. We pay these offices a service fee, which varies based upon the amount collected as well as their performance against certain of our operational incentives. We have historically allocated accounts to our branch offices based on capacity, geographic coverage, and their performance against our return expectations and adherence to operational and compliance requirements. In addition, branches are required to meet our stringent compliance standards to continue to be a part of our Closed Loop Network.

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

Sources of Revenue and Expense

Sources of Revenue

Our primary sources of revenue are revenues recognized on our portfolio base of purchased debt assets which are driven by cash proceeds from non-legal collections, legal collections, court cost recoveries, recourse and bankruptcy. Historically, we resold certain purchased debt accounts at various stages of their collection cycle. However, account sales are no longer a part of our core liquidation strategy. In addition, prior to June 1, 2015, we earned royalties from our branch offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE. In conjunction with the new contractual arrangements with our branch offices, effective June 1, 2015, the Company no longer charges royalty fees as a percentage of each dollar collected.

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

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Purchasing Activity

The following table summarizes the purchasing activity for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended				Six Months Ended
Purchasing Activity ($ in thousands)	June 30,				June 30,
	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face Value	$110,949	$246,781	$(135,832)	(55.0)%	$208,254	$421,592	$(213,338)	(50.6)%
Price	12,427	36,882	(24,455)	(66.3)%	24,006	61,054	(37,048)	(60.7)%
Price (%)	11.2%	14.9%			11.5%	14.5%
Credit Card/Consumer Loan - Non-Fresh(1)
Face Value	96,826	40,006	56,820	142.0%	165,468	49,612	115,856	233.5%
Price	5,398	2,735	2,663	97.4%	10,168	3,308	6,860	207.4%
Price (%)	5.6%	6.8%			6.1%	6.7%
Other(2)
Face Value	69,371	54,020	15,351	28.4%	140,274	90,400	49,874	55.2%
Price	13,886	2,435	11,451	(3)	19,539	3,454	16,085	(3)
Price (%)	20.0%	4.5%			13.9%	3.8%
Purchased Debt - Total
Face Value	$277,146	$340,807	$(63,661)	(18.7)%	$513,996	$561,604	$(47,608)	(8.5)%
Price	31,711	42,052	(10,341)	(24.6)%	53,713	67,816	(14,103)	(20.8)%
Price (%)	11.4%	12.3%			10.5%	12.1%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and other purchased debt assets.

(3)     Not meaningful

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $110.9 million of face value receivables at a price of $12.4 million during the three months ended June 30, 2015, compared to $246.8 million of face value receivables at a price of $36.9 million during the three months ended June 30, 2014, a decrease of $135.8 million in face value and $24.5 million in capital deployed. During the six months ended June 30, 2015 credit card and consumer loan - fresh purchases were $208.3 million of face value at a price of $24.0 million compared to $421.6 million of face value at a price of $61.1 million during the six months ended June 30, 2014, a decrease of $213.3 million in face value and $37.0 million in capital deployed. The decrease in overall fresh purchasing continues to be attributed to reduced supply and elevated pricing in the market. The decrease in average price from 14.9% to 11.2% for the three months ended June 30, 2015 and from 14.5% to 11.5% for the six months ended June 30, 2015 was primarily attributed to change in seller and portfolio mix.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $96.8 million of face value receivables at a price of $5.4 million during the three months ended June 30, 2015, compared to $40.0 million of face value receivables at a price of $2.7 million during the three months ended June 30, 2014, an increase of $56.8 million in face value and $2.7 million in capital deployed. During the six months ended June 30, 2015 credit card and consumer loan - non-fresh purchases were $165.5 million of face value at a price of $10.2 million compared to $49.6 million of face value at a price of $3.3 million during the six months ended June 30, 2014, an increase of $115.9 million in face value and $6.9 million in capital deployed. The increases in 2015 were due to more favorable opportunities for capital deployment in the non-fresh category compared to fresh in the domestic market.

Other
Other purchases consist of commercial, student loan, and other various asset classes. Other purchases were $69.4 million in face value at a price of $13.9 million during the three months ended June 30, 2015, compared to $54.0 million in face value at a price of $2.4 million during the three months ended June 30, 2014, an increase of $15.4 million in face value and $11.5 million in capital deployed. During the six months ended June 30, 2015 other purchases were $140.3 million of face value at a price of $19.5 million compared to $90.4 million of face value at a price of $3.5 million during the six months ended June 30, 2014, an increase of $49.9 million in face value and $16.1 million in capital deployed. These increases were due to increases in commercial and student loan purchasing consistent with our diversification strategy. Our average price for other purchases increased from 4.5% to 20.0% during the three months ended June 30, 2015 and from 3.8% to 13.9% during the six months ended June 30, 2015 primarily due to the product and portfolio mix purchased with certain portfolios containing a significantly higher proportion of high quality accounts. In addition, there have been more commercial fresh purchases in 2015 compared to 2014. We continue to deploy capital into the other category only if the anticipated return exceeds our targeted return thresholds.

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

The following table summarizes the cash proceeds activity for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Cash Proceeds ($ in thousands)	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Credit card/consumer loan collections
Non-legal collections	$33,908	$50,658	$(16,750)	(33.1)%	$72,234	$102,911	$(30,677)	(29.8)%
Legal collections	47,370	54,388	(7,018)	(12.9)%	95,658	107,263	(11,605)	(10.8)%
Other collections(1)	8,195	4,965	3,230	65.1%	14,712	10,247	4,465	43.6%
Total collections	89,473	110,011	(20,538)	(18.7)%	182,604	220,421	(37,817)	(17.2)%
Sales, recourse & bankruptcy proceeds	2,134	1,893	241	12.7%	3,476	3,723	(247)	(6.6)%
Total cash proceeds on purchased debt	$91,607	$111,904	$(20,297)	(18.1)%	$186,080	$224,144	$(38,064)	(17.0)%
(1)    Other includes non-legal collections, legal collections, and court cost recoveries on commercial, student loan, medical, and other accounts.

Credit Card/Consumer Loan Collections

Non-legal Collections

Credit card and consumer loan non-legal collections were $33.9 million during the three months ended June 30, 2015 compared to $50.7 million during the three months ended June 30, 2014, a decrease of $16.8 million or 33.1%. During the six months ended June 30, 2015 credit card and consumer loan non-legal collections were $72.2 million compared to $102.9 million during the six months ended June 30, 2014, a decrease of $30.7 million or 29.8%. This decrease continues to be driven primarily by lower face value of purchases in the past 21 months and therefore less inventory in the non-legal channel. Credit card/consumer loan non-legal collections represented 37.9% and 46.0% of total collections during the three months ended June 30, 2015 and 2014, respectively and 39.6% and 46.7% of total collections during the six months ended June 30, 2015 and 2014, respectively.

Legal Collections

Credit card and consumer loan legal collections were $47.4 million during the three months ended June 30, 2015 compared to $54.4 million during the three months ended June 30, 2014, a decrease of $7.0 million or 12.9%. During the six months ended June 30, 2015 credit card and consumer loan legal collections were $95.7 million compared to $107.3 million during the six months ended June 30, 2014, a decrease of $11.6 million or 10.8%. Legal collections continue to be impacted less by the lower volume of purchases than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced. Credit card/consumer loan legal collections represented 52.9% and 49.4% of total collections during the three months ended June 30, 2015 and 2014, respectively and 52.4% and 48.7% of total collections during the six months ended June 30, 2015 and 2014, respectively.

Other Collections

Other collections were $8.2 million during the three months ended June 30, 2015 compared to $5.0 million during the three months ended June 30, 2014, an increase of $3.2 million or 65.1%. During the six months ended June 30, 2015 other collections were $14.7 million compared to $10.2 million during the six months ended June 30, 2014, an increase of $4.5 million or 43.6%. The increase in other collections in 2015 was primarily due to an increase in commercial collections of $4.0 million or 48.4% resulting from increased commercial purchasing consistent with our diversification strategy.

Sales, Recourse, and Bankruptcy Proceeds

Sales, recourse, and bankruptcy proceeds were $2.1 million during the three months ended June 30, 2015 compared to $1.9 million during the three months ended June 30, 2014. During the six months ended June 30, 2015 sales, recourse, and bankruptcy proceeds were $3.5 million compared to $3.7 million during the six months ended June 30, 2014. While the net changes are slight, bankruptcy proceeds have increased in 2015 by $1.6 million offset by a continued decrease in sales and recourse. With very few exceptions, such as discontinued medical portfolios, we no longer sell accounts.

Consolidated Results

The following table summarizes the results of our operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three Months Ended
	June 30,
Consolidated Results ($ in thousands)	2015	2014	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$48,820	$66,838	$(18,018)	(27.0)%
Other revenue	19	9	10	111.1%
Total revenues	48,839	66,847	(18,008)	(26.9)%
Expenses
Purchased debt expense	30,011	38,399	(8,388)	(21.8)%
Court costs, net	7,078	9,958	(2,880)	(28.9)%
Salaries and payroll taxes	9,064	7,530	1,534	20.4%
General and administrative	2,988	3,538	(550)	(15.5)%
Depreciation and amortization	1,630	1,706	(76)	(4.5)%
Total operating expenses	50,771	61,131	(10,360)	(16.9)%
Operating (loss) income	(1,932)	5,716	(7,648)	(1)
Other expenses
Interest expense	11,207	11,075	132	1.2%
Other expense	77	87	(10)	(11.5)%
Total other expenses	11,284	11,162	122	1.1%
Loss before income taxes	(13,216)	(5,446)	(7,770)	(142.7)%
Income tax expense	(1,243)	(2,071)	828	40.0%
Net loss	$(14,459)	$(7,517)	$(6,942)	(92.4)%
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $48.8 million during the three months ended June 30, 2015 compared to $66.8 million during the three months ended June 30, 2014, a decrease of $18.0 million or 27.0%. The change was predominantly due to a $15.7 million decrease in gross revenue on level yield assets as a result of a decrease in the carrying value of purchased debt driven by lower purchasing. The average carrying value of level yield purchased debt assets decreased from $238.6 million for the three months ended June 30, 2014 to $173.1 million for the three months ended June 30, 2015.

In addition, there was a decrease in purchased debt royalties of $1.0 million primarily due to lower non-legal collections on which the royalty was calculated prior to June 1, 2015 as well as the discontinuance of royalty fees effective June 1, 2015.

Purchased Debt Expense

Purchased debt expense was $30.0 million during the three months ended June 30, 2015 compared to $38.4 million during the three months ended June 30, 2014. Purchased debt expense decreased 21.8%, which was primarily attributable to a decrease of 18.7% in total collections on purchased debt. Also, effective May 1, 2015, the Company fundamentally restructured the legal compensation plan by lowering fees paid to our branch offices on all collections, including those on accounts placed prior to May 2015. The Company has invested in operational and technology improvements over the last 24 months and the fee reduction reflects the benefits gained by the branch offices due to these improvements.

Court Costs, Net

Court costs, net were $7.1 million during the three months ended June 30, 2015 compared to $10.0 million during the three months ended June 30, 2014, a decrease of $2.9 million or 28.9% primarily due to lower volumes purchased over the past 21 months. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several years. We estimate that we recover in excess of one-third of all court costs expended.

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

The following table summarizes our costs to collect and our costs to collect excluding court costs as a percentage of total collections for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three Months Ended
	June 30,
Costs to Collect ($ in thousands)	2015	2014	$ Variance	% Variance
Total collections	89,473	110,011	$(20,538)	(18.7)%

Costs to collect(1)	37,394	48,671	(11,277)	(23.2)%
Costs to collect as a % of collections	41.8%	44.2%

Costs to collect excluding court costs	30,011	38,399	(8,388)	(21.8)%
Costs to collect excluding court costs as a % of collections	33.5%	34.9%
(1)    Excludes court cost recoveries of $0.3 million and $0.3 million, respectively, to arrive at gross court costs.

The decrease in costs to collect as a percentage of collections was primarily due to the lower fees paid to our branch offices with the new legal compensation structure effective May 1, 2015. In addition, court costs as a percentage of collections decreased primarily due to the timing of legal proceedings. These decreases were partially offset by an increase in other collection expenses as a percentage of collections.

Salaries and Payroll Taxes

Salaries and payroll taxes were $9.1 million during the three months ended June 30, 2015, compared to $7.5 million during the three months ended June 30, 2014, an increase of $1.5 million or 20.4%. The increase was driven by an increase in headcount and related compensation expenses primarily related to increased compliance staffing.

Income Tax Expense

For the three months ended June 30, 2015 the combined state, federal and Canadian tax expense from operations was $1.2 million compared to $2.1 million for the same period in 2014. Tax expense in 2015 was comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% and deferred expense of $0.1 million related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Tax expense in 2014 included a $1.1 million expense recognized in the U.S. under IRC Section 956 as a result of the Company's pledge of its Canadian assets as collateral on U.S. borrowings. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at June 30, 2015.

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

The following table summarizes the results of our operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months Ended
	June 30,
Consolidated Results ($ in thousands)	2015	2014	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$101,223	$138,328	$(37,105)	(26.8)%
Other revenue	25	28	(3)	(10.7)%
Total revenues	101,248	138,356	(37,108)	(26.8)%
Expenses
Purchased debt expense	64,490	77,477	(12,987)	(16.8)%
Court costs, net	14,339	19,141	(4,802)	(25.1)%
Salaries and payroll taxes	17,726	15,087	2,639	17.5%
General and administrative	6,295	7,581	(1,286)	(17.0)%
Depreciation and amortization	3,386	3,348	38	1.1%
Total operating expenses	106,236	122,634	(16,398)	(13.4)%
Operating income	(4,988)	15,722	(20,710)	(1)
Other expenses
Interest expense	22,295	22,084	211	1.0%
Other expense (income)	161	193	(32)	(16.6)%
Total other expenses	22,456	22,277	179	0.8%
Income before income taxes	(27,444)	(6,555)	(20,889)	(1)
Income tax expense	(2,403)	(3,108)	705	22.7%
Net income	$(29,847)	$(9,663)	$(20,184)	(208.9)%
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $101.2 million during the six months ended June 30, 2015 compared to $138.3 million during the six months ended June 30, 2014, a decrease of $37.1 million or 26.8%. The change was predominantly due to a $35.6 million decrease in gross revenue on level yield assets as a result of a decrease in the carrying value of purchased debt driven by lower purchasing. The average carrying value of level yield purchased debt assets decreased from $245.6 million for the six months ended June 30, 2014 to $185.1 million for the six months ended June 30, 2015.

In addition, purchased debt royalties decreased $1.6 million primarily due to lower non-legal collections on which the royalty was calculated prior to June 1, 2015 as well as the discontinuance of royalty fees effective June 1, 2015.

Purchased Debt Expense

Purchased debt expense was $64.5 million during the six months ended June 30, 2015 compared to $77.5 million during the six months ended June 30, 2014. Purchased debt expense decreased 16.8%, which was primarily attributable to a decrease of 17.2% in total collections on purchased debt.

Court Costs, Net

Court costs, net were $14.3 million during the six months ended June 30, 2015, compared to $19.1 million during the six months ended June 30, 2014, a decrease of $4.8 million or 25.1% primarily due to lower volumes purchased over the past 21 months. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several years. We estimate that we recover in excess of one-third of all court costs expended.

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

The following table summarizes our costs to collect and our costs to collect excluding court costs as a percentage of total collections for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months Ended
	June 30,
Costs to Collect ($ in thousands)	2015	2014	$ Variance	% Variance
Total collections	182,604	220,421	$(37,817)	(17.2)%

Costs to collect(1)	79,401	97,254	(17,853)	(18.4)%
Costs to collect as a % of collections	43.5%	44.1%

Costs to collect excluding court costs	64,490	77,477	(12,987)	(16.8)%
Costs to collect excluding court costs as a % of collections	35.3%	35.1%
(1)    Excludes court cost recoveries of $0.6 million and $0.6 million, respectively, to arrive at gross court costs.

The decrease in costs to collect as a percentage of collections was partially due to the lower fees paid to our branch offices with the new legal compensation structure effective May 1, 2015. In addition, court costs as a percentage of collections decreased primarily due to the timing of legal proceedings. These decreases were partially offset by an increase in other collection expenses as a percentage of collections. The increase in costs to collect excluding court costs as a percentage of collections was driven by the increase in other collection expenses as a percentage of collections partially offset by the decrease in service fees.

Salaries and Payroll Taxes

Salaries and payroll taxes were $17.7 million during the six months ended June 30, 2015, compared to $15.1 million during the six months ended June 30, 2014, an increase of $2.6 million or 17.5%. The increase was driven by an increase in headcount and related compensation expenses primarily related to increased compliance staffing.

General and Administrative Expenses

General and administrative expenses were $6.3 million during the six months ended June 30, 2015, compared to $7.6 million during the six months ended June 30, 2014, a decrease of $1.3 million or 17.0%. This decrease was primarily due to decreases in professional fees, marketing, and travel and entertainment expenses.

Income Tax Expense

For the six months ended June 30, 2015 the combined state, federal and Canadian tax expense from operations was $2.4 million compared to $3.1 million for the same period in 2014. Tax expense in 2015 was comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% and deferred expense of $0.2 million related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Tax expense in 2014 included a $1.1 million expense recognized in the U.S. under IRC Section 956 as a result of the Company's pledge of its Canadian assets as collateral on U.S. borrowings. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at June 30, 2015.

While virtually all IRC Section 956 income generated in the U.S. during 2015 can be offset by the Company’s net operating losses in the U.S., the $0.2 million expense relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian earnings and profits deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

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

The following table summarizes our Adjusted EBITDA for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Adjusted EBITDA ($ in thousands)	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Non-legal collections	$33,908	$50,658	$(16,750)	(33.1)%	$72,234	$102,911	$(30,677)	(29.8)%
Legal collections	47,370	54,388	(7,018)	(12.9)%	95,658	107,263	(11,605)	(10.8)%
Other collections(1)	8,195	4,965	3,230	65.1%	14,712	10,247	4,465	43.6%
Sales, recourse & bankruptcy proceeds	2,134	1,893	241	12.7%	3,476	3,723	(247)	(6.6)%
Contribution of other business activities(2)	635	1,615	(980)	(60.7)%	1,706	3,314	(1,608)	(48.5)%
Total inflows	92,242	113,519	(21,277)	(18.7)%	187,786	227,458	(39,672)	(17.4)%

Purchased debt expense	30,011	38,399	(8,388)	(21.8)%	64,490	77,477	(12,987)	(16.8)%
Court costs, net	7,078	9,958	(2,880)	(28.9)%	14,339	19,141	(4,802)	(25.1)%
Salaries, general and administrative expenses	12,052	11,068	984	8.9%	24,021	22,668	1,353	6.0%
Other(3)	472	482	(10)	(2.1)%	897	975	(78)	(8.0)%
Total outflows	49,613	59,907	(10,294)	(17.2)%	103,747	120,261	(16,514)	(13.7)%
Adjustments(4)	273	198	75	37.9%	547	805	(258)	(32.0)%
Adjusted EBITDA	$42,902	$53,810	$(10,908)	(20.3)%	$84,586	$108,002	$(23,416)	(21.7)%
(1)    Other includes non-legal collections, legal collections, and court cost recoveries on commercial, student loan, medical, and other accounts.

(2)    Includes royalties on purchased debt and other revenue.

(3)    Represents certain other items consistent with our debt covenant calculation.

(4)    Consistent with the covenant calculations within our revolving credit facility, adjustments include, as applicable, the non-cash expense related to option grants of Parent’s equity granted to our employees, directors and branch office owners, branch office note reserve, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management, L.P., certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net loss to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended				Six Months Ended
Reconciliation of Net Loss to Adjusted EBITDA ($ in thousands)	June 30,				June 30,
	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Net loss	$(14,459)	$(7,517)	$(6,942)	(92.4)%	$(29,847)	$(9,663)	$(20,184)	(208.9)%
Interest expense	11,207	11,075	132	1.2%	22,295	22,084	211	1.0%
Interest income	(43)	(38)	(5)	(13.2)%	(84)	(57)	(27)	(47.4)%
Income tax expense	1,243	2,071	(828)	(40.0)%	2,403	3,108	(705)	(22.7)%
Depreciation and amortization	1,630	1,706	(76)	(4.5)%	3,386	3,348	38	1.1%
EBITDA	(422)	7,297	(7,719)	(5)	(1,847)	18,820	(20,667)	(5)
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	43,280	46,633	(3,353)	(7.2)%	88,534	88,900	(366)	(0.4)%
Purchased debt valuation allowance reversals(2)	(229)	(318)	89	28.0%	(2,648)	(523)	(2,125)	(5)
Certain other or non-cash expenses
Stock option expense(3)	9	25	(16)	(64.0)%	20	49	(29)	(59.2)%
Other(4)	264	173	91	52.6%	527	756	(229)	(30.3)%
Adjusted EBITDA	$42,902	$53,810	$(10,908)	(20.3)%	$84,586	$108,002	$(23,416)	(21.7)%
(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Represents non-cash valuation allowance reversals on purchased debt.

(3)    Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and branch office owners.

(4)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management, L.P., certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

(5)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months Ended
Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA ($ in thousands)	June 30,
	2015	2014	$ Variance	% Variance
Net cash used in operating activities	$(31,086)	$(10,003)	$(21,083)	(210.8)%
Proceeds applied to purchased debt principal(1)	88,534	88,900	(366)	(0.4)%
Interest expense to be paid in cash(2)	20,643	20,618	25	0.1%
Interest income	(84)	(57)	(27)	(47.4)%
Amortization of prepaid and other non-cash expenses	(3,045)	(2,084)	(961)	(46.1)%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	936	822	114	13.9%
Other operating assets and liabilities and deferred taxes(4)	5,758	5,942	(184)	(3.1)%
Income tax expense	2,403	3,108	(705)	(22.7)%
Other(5)	527	756	(229)	(30.3)%
Adjusted EBITDA	$84,586	$108,002	$(23,416)	(21.7)%
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

(5)    Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management, L.P., certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

Domestic Segment Performance Summary	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Purchases - face value	$247,619	$288,215	$(40,596)	(14.1)%	$445,542	$480,747	$(35,205)	(7.3)%
Purchases - price	28,711	37,479	(8,768)	(23.4)%	46,970	60,269	(13,299)	(22.1)%
Purchases - price (%)	11.6%	13.0%			10.5%	12.5%
Cash proceeds on purchased debt	80,003	100,352	(20,349)	(20.3)%	163,265	202,338	(39,073)	(19.3)%
Total revenues	41,846	59,845	(17,999)	(30.1)%	87,683	125,204	(37,521)	(30.0)%
Adjusted EBITDA(1)	34,230	45,432	(11,202)	(24.7)%	67,521	92,203	(24,682)	(26.8)%
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

Purchases

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Total domestic purchases decreased $40.6 million or 14.1% in face value and decreased $8.8 million or 23.4% in capital deployed. Credit card/consumer loan - fresh debt purchases decreased $137.8 million in face value and $24.6 million in capital deployed. This decrease continues to be attributed to reduced supply and elevated supply in the market. Credit card/consumer loan - non-fresh debt purchases increased $81.9 million in face value and $4.3 million in capital deployed due to more favorable opportunities in the non-fresh category compared to fresh. Purchases of other accounts increased $15.4 million in face value and $11.5 million in capital deployed primarily due to increases in commercial and student loan purchasing consistent with our diversification strategy.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Total domestic purchases decreased $35.2 million or 7.3% in face value and decreased $13.3 million or 22.1% in capital deployed. Credit card/consumer loan - fresh debt purchases decreased $221.7 million in face value and $37.7 million in capital deployed. This decrease continues to be attributed to reduced supply and elevated pricing in the market. Credit card/consumer loan - non-fresh purchases increased $136.6 million in face value and $8.4 million in capital deployed due to more favorable opportunities in the non-fresh category compared to fresh. Purchases of other accounts increased $49.9 million in face value and $16.1 million in capital deployed primarily due to increases in commercial and student loan purchasing consistent with our diversification strategy.

Cash Proceeds

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Domestic cash proceeds on purchased debt decreased $20.3 million or 20.3%. The largest driver was a $16.6 million or 40.6% decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in the past 21 months and therefore less inventory in the non-legal channel. In addition, credit card/consumer loan legal collections decreased $7.0 million or 13.3%. Legal collections were impacted less by the lower purchases volume than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Domestic cash proceeds on purchased debt decreased $39.1 million or 19.3%. The largest driver was a $31.1 million or 37.0% decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in 2013, 2014, and 2015 and therefore less inventory in the non-legal channel. In addition, credit card/consumer loan legal collections decreased $11.8 million or 11.3% due to the lower face value of purchases. Legal collections were impacted less by the lower purchases volume than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced.

Total Revenues

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Total domestic revenues decreased $18.0 million or 30.1%. Gross revenue on level yield assets decreased by $16.5 million, which was driven by a decrease in the carrying value of purchased debt. In addition, purchased debt royalties decreased $1.0 million primarily due to lower non-legal collections on which the royalty was calculated prior to June 1, 2015 as well as the discontinuance of royalty fees effective June 1, 2015.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Total domestic revenues decreased $37.5 million or 30.0%. Gross revenue on level yield assets decreased by $37.2 million, which was driven by a decrease in the carrying value of purchased debt.

Also contributing to the overall decrease in purchased debt revenue, net was a decrease of $2.1 million in net valuation allowance reversals which directly impact purchased debt revenue. During the six months ended June 30, 2015, we recorded $3.3 million in net reversals of non-cash valuation allowances on our level yield assets which were partially offset by non-cash valuation allowance charges of $0.7 million on our cost recovery assets. During the six months ended June 30, 2014, we recorded $0.5 million in net reversals of non-cash valuation allowances on our level yield assets.

In addition, purchased debt royalties decreased $1.6 million primarily due to lower non-legal collections on which the royalty was calculated prior to June 1, 2015 as well as the discontinuance of royalty fees effective June 1, 2015.

Adjusted EBITDA

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Domestic Adjusted EBITDA decreased $11.2 million or 24.7%, primarily driven by the decrease in cash proceeds on purchased debt of $20.3 million, which resulted in a partially offsetting $11.1 million decrease in costs to collect.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Domestic Adjusted EBITDA decreased $24.7 million or 26.8%, primarily driven by the decrease in cash proceeds on purchased debt of $39.1 million, which resulted in a partially offsetting $17.6 million decrease in costs to collect.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

Canada Segment Performance Summary	Three Months Ended				Six Months Ended
	June 30,				June 30,
($ in thousands)	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Purchases - face value	$29,527	$52,592	$(23,065)	(43.9)%	$68,454	$80,857	$(12,403)	(15.3)%
Purchases - price	3,000	4,573	(1,573)	(34.4)%	6,743	7,547	(804)	(10.7)%
Purchases - price (%)	10.2%	8.7%			9.9%	9.3%
Cash proceeds on purchased debt	11,604	11,552	52	0.5%	22,815	21,806	1,009	4.6%
Total revenues	6,993	7,002	(9)	(0.1)%	13,565	13,152	413	3.1%
Adjusted EBITDA(1)	8,672	8,378	294	3.5%	17,065	15,799	1,266	8.0%
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

Purchases

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Purchases by our Canada segment decreased $23.1 million or 43.9% in face value, which includes foreign currency translation impact of $2.6 million, and decreased $1.6 million or 34.4% in capital deployed, which includes foreign currency translation impact of $0.3 million. Purchases decreased primarily due to fewer acquisition opportunities that met our return criteria. Our average price for purchases by our Canada segment increased from 8.7% to 10.2% due to a decrease in credit card/consumer loan - non-fresh purchasing.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Purchases by our Canada segment decreased $12.4 million or 15.3% in face value and $0.8 million or 10.7% in capital deployed primarily due to foreign currency translation impact of $9.8 million in face value and $1.0 million in capital deployed.

Cash Proceeds

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Canada's cash proceeds on purchased debt remained consistent net of negative foreign currency translation impact of $1.7 million. The increase in proceeds prior to foreign currency translation was primarily due to an increase in purchasing and higher collections on those purchases for the trailing four quarters as of June 30, 2015 compared to the trailing four quarters as of June 30, 2014.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Canada's cash proceeds on purchased debt increased 1.0 million or 4.6% net of negative foreign currency translation impact of $3.6 million. The increase in proceeds prior to foreign currency translation was primarily due to an increase in purchasing and higher collections on those purchases for the trailing four quarters as of June 30, 2015 compared to the trailing four quarters as of June 30, 2014.

Total Revenues

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Total revenues from our Canada segment remained consistent net of negative foreign currency translation impact of $1.1 million. The increase in revenue prior to foreign currency translation was primarily due to an increase in gross revenue on level yield assets. This increase was due to better than expected collections on a number of level yield pools that resulted in full amortization of those pools and thus an increase in level yield revenue. In addition, higher level yield revenue resulted from a 20.8% increase in the average carrying value of level yield purchased debt assets.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Total revenues from our Canada segment increased $0.4 million or 3.1%, net of negative foreign currency translation impact of $2.1 million. The increase in revenue prior to foreign currency translation was primarily due to an increase in gross revenue on level yield assets. This increase was due to better than expected collections on a number of level yield pools that resulted in full amortization of those pools and thus an increase in level yield revenue. In addition, higher level yield revenue resulted from a 23.2%% increase in the average carrying value of level yield purchased debt assets.

Adjusted EBITDA

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Canada Adjusted EBITDA increased $0.3 million or 3.5%, net of negative foreign currency translation impact of $1.4 million. This increase was primarily driven by the increase in cash proceeds on purchased debt.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Canada Adjusted EBITDA increased $1.3 million or 8.0%, net of negative foreign currency translation impact of $2.8 million. This increase was primarily driven by the increase in cash proceeds on purchased debt.

Supplemental Performance Data

Our Owned Portfolios

As of June 30, 2015, our active owned charged-off receivables in the U.S. and Canada totaled $8.4 billion in face value and consisted of approximately 2.1 million accounts. We believe that these accounts will represent a significant base of cash flows for us. The following table sets forth summary information on our active owned charged-off receivables as of June 30, 2015.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value(3) ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,329	$4,032	$5,359	63.7%	$2,121	80.4%
Credit Card/Consumer Loan - Non-Fresh	724	2,967	2,148	25.5%	357	13.5%
Other(2)	55	16,527	909	10.8%	159	6.0%
Total/Average	2,108	$3,992	$8,416	100.0%	$2,637	100.0%
(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)    Other includes commercial, student loan, medical and other purchased debt assets.

(3)     Canadian amounts converted to U.S. dollars using the exchange rate as of June 30, 2015.

Owned Portfolio Performance

The following tables show certain data related to our purchased debt portfolios. These tables describe purchase price, cash proceeds received to date, estimated remaining cash proceeds, and related gross return on investment.

The gross ROIs for 2007 and 2008 shown below are lower in comparison to most of our historical multiples. These lower ROIs were generally caused by increased market pricing and an overall deterioration in the macroeconomic environment. The gross ROIs for 2013 - 2015 purchases are also lower in comparison to most of our historical returns, primarily due to lower supply that has resulted in increased market competition and higher prices.

U.S. Purchased Debt Portfolio as of June 30, 2015 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds(5)	Gross ROI(6)
2006 and prior	$896,340	$(5,280)	$455	—%	$2,111,255	$8,873	$2,120,128	2.37x
2007	236,005	(56,311)	2,016	1%	354,234	3,881	358,115	1.52x
2008	226,030	(65,921)	3,970	2%	343,871	8,253	352,124	1.56x
2009	105,157	(459)	1,620	2%	215,359	10,055	225,414	2.14x
2010	164,117	(2,172)	219	—%	406,481	35,660	442,141	2.69x
2011	244,959	(2,868)	2,481	1%	561,388	69,692	631,080	2.58x
2012	246,011	(4,078)	14,634	6%	461,019	95,145	556,164	2.26x
2013	240,595	(4,909)	64,144	27%	289,070	147,784	436,854	1.82x
2014	105,532	(806)	46,758	44%	70,433	90,180	160,613	1.52x
2015	46,970	—	41,400	88%	6,846	74,774	81,620	1.74x
Total	$2,511,716	$(142,804)	$177,697		$4,819,956	$544,297	$5,364,253	2.14x

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

(5)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(6)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of June 30, 2015 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value(2)	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,554	$6	$9,560	1.62x
2007	7,889	—	—	—%	15,159	72	15,231	1.93x
2008	6,282	—	—	—%	9,876	126	10,002	1.59x
2009	3,350	—	—	—%	9,645	420	10,065	3.00x
2010	7,706	—	—	—%	30,278	2,176	32,454	4.21x
2011	22,745	—	—	—%	62,063	4,679	66,742	2.93x
2012	26,746	—	—	—%	51,981	5,819	57,800	2.16x
2013	17,515	—	1,922	11%	25,370	10,792	36,162	2.06x
2014	21,215	—	7,565	36%	18,030	21,216	39,246	1.85x
2015	6,743	—	3,085	46%	4,642	9,975	14,617	2.17x
Total	$126,076	$—	$12,572		$236,598	$55,281	$291,879	2.32x
(1)    Converted to U.S. dollars using average historical exchange rates effective in the month of activity.

(2)    Converted to U.S. dollars using the exchange rate as of June 30, 2015.

Consolidated Purchased Debt Portfolio as of June 30, 2015 (U.S. dollars in thousands)

Purchase Period	Purchase Price	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(5,280)	$455	—%	$2,120,809	$8,879	$2,129,688	2.36x
2007	243,894	(56,311)	2,016	1%	369,393	3,953	373,346	1.53x
2008	232,312	(65,921)	3,970	2%	353,747	8,379	362,126	1.56x
2009	108,507	(459)	1,620	1%	225,004	10,475	235,479	2.17x
2010	171,823	(2,172)	219	—%	436,759	37,836	474,595	2.76x
2011	267,704	(2,868)	2,481	1%	623,451	74,371	697,822	2.61x
2012	272,757	(4,078)	14,634	5%	513,000	100,964	613,964	2.25x
2013	258,110	(4,909)	66,066	26%	314,440	158,576	473,016	1.83x
2014	126,747	(806)	54,323	43%	88,463	111,396	199,859	1.58x
2015	53,713	—	44,485	83%	11,488	84,749	96,237	1.79x
Total	$2,637,792	$(142,804)	$190,269		$5,056,554	$599,578	$5,656,132	2.14x

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of June 30, 2015 will generate a total of approximately $544.3 million of gross cash proceeds. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2015	2016	2017	2018	2019	2020	2021	2022	2023 and thereafter(2)	Total
2006 and prior(1)	$3,624	$3,818	$1,173	$258	$—	$—	$—	$—	$—	$8,873
2007	1,290	1,103	1,008	387	93	—	—	—	—	3,881
2008	3,338	2,445	919	1,031	418	102	—	—	—	8,253
2009	2,679	3,943	2,007	559	537	264	66	—	—	10,055
2010	7,842	12,543	8,366	4,174	1,158	1,006	457	114	—	35,660
2011	13,616	21,423	15,730	10,349	4,891	1,512	1,445	583	143	69,692
2012	20,811	27,317	17,806	13,179	8,670	4,052	1,335	1,289	686	95,145
2013	31,940	47,076	26,059	17,873	12,590	8,115	3,629	388	114	147,784
2014	23,085	29,862	14,691	8,018	4,771	3,501	2,773	2,216	1,263	90,180
2015	17,345	21,161	12,053	7,616	5,083	3,750	2,953	2,390	2,423	74,774
Total	$125,570	$170,691	$99,812	$63,444	$38,211	$22,302	$12,658	$6,980	$4,629	$544,297
Cumulative Percent	23.1%	54.4%	72.8%	84.4%	91.4%	95.5%	97.9%	99.1%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 96 Months	97 - 120 Months(2)	Total
2006 and prior(1)	$6,065	$2,089	$674	$45	$—	$—	$—	$—	$—	$8,873
2007	1,881	1,053	734	191	22	—	—	—	—	3,881
2008	4,997	1,225	1,035	770	200	26	—	—	—	8,253
2009	4,892	2,975	1,109	504	441	113	21	—	—	10,055
2010	14,684	10,408	6,270	2,278	986	791	208	35	—	35,660
2011	25,148	18,415	13,062	7,620	2,579	1,473	1,076	282	37	69,692
2012	36,196	21,451	15,508	10,871	6,360	2,127	1,343	956	333	95,145
2013	58,755	34,802	21,283	14,900	10,423	5,859	1,597	85	80	147,784
2014	41,087	20,292	10,909	5,964	4,040	3,105	2,472	1,876	435	90,180
2015	29,239	16,118	9,378	6,189	4,328	3,314	2,650	2,162	1,396	74,774
Total	$222,944	$128,828	$79,962	$49,332	$29,379	$16,808	$9,367	$5,396	$2,281	$544,297
Cumulative Percent	41.0%	64.6%	79.3%	88.4%	93.8%	96.9%	98.6%	99.6%	100.0%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

(2)    Although the maximum forecast period for charged-off receivables is 144 months, at June 30, 2015 no portfolio was expected to generate remaining cash proceeds in excess of the next 120 months.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	2006 & Prior(2)	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
2006 & Prior(1)	$1,329,748	$338,808	$180,830	$96,778	$61,165	$40,410	$26,238	$18,207	$13,516	$5,555	$2,111,255
2007	—	98,929	111,049	54,363	34,500	21,178	14,424	9,919	6,889	2,983	354,234
2008	—	—	98,025	88,017	65,471	38,416	24,983	15,024	9,699	4,236	343,871
2009	—	—	—	49,074	71,698	41,300	27,948	13,681	8,407	3,251	215,359
2010	—	—	—	—	90,429	130,132	94,374	53,213	27,698	10,635	406,481
2011	—	—	—	—	—	163,304	196,236	120,068	60,322	21,458	561,388
2012	—	—	—	—	—	—	176,605	163,096	88,015	33,303	461,019
2013	—	—	—	—	—	—	—	122,488	119,738	46,844	289,070
2014	—	—	—	—	—	—	—	—	42,279	28,154	70,433
2015	—	—	—	—	—	—	—	—	—	6,846	6,846
Total	$1,329,748	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$515,696	$376,563	$163,265	$4,819,956
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
Q2 2015

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At June 30, 2015, the Company did not have any non-cancelable forward flow purchase agreements.

Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of June 30, 2015, our total availability under our line of credit was $26.6 million based on our borrowing base calculation, and our non-restricted cash balances were $23.5 million, resulting in liquidity as of June 30, 2015 of $50.1 million. Based on our expected level of operations and returns, we consider our liquidity to be sufficient to fund our operations through the maturity of our existing revolving credit facility.

The Company's revolving line of credit facility, which had a balance of $148.3 million at June 30, 2015, matures in April 2016. The Company is currently evaluating various options to extend or refinance its obligations under the existing revolving credit facility.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, cash from operations, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at June 30, 2015 and December 31, 2014 was $439.5 million and $430.4 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the periods presented:

	Six Months Ended
	June 30,
$ in thousands	2015	2014
Net cash used in operating activities	$(31,086)	$(10,003)
Net cash provided by investing activities	32,014	18,828
Net cash provided by (used in) financing activities	8,131	(1,997)
Increase in cash and cash equivalents (1)	$9,059	$6,828
 (1)    Before the impact of foreign currency translation on cash of $(1,254) and $321, respectively.

Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our Closed Loop Network's ability to maintain low collector turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause volatility in our business could have a material impact on our expected future cash flows. Proceeds on purchased debt recorded as revenue are included in the operating activities, while proceeds recorded as amortization of purchased debt principal are included in the investing activities. See the reconciliation of net cash used in operating activities to Adjusted EBITDA in the Results of Operations section herein.

Our operating activities used net cash of $31.1 million and $10.0 million during the six months ended June 30, 2015 and 2014, respectively, resulting in a net increase in cash used in operating activities of $21.1 million. The increase in cash used by operating activities was primarily due to a decrease of $37.6 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding decrease in costs to collect including court costs of $17.9 million. The remaining change in net cash used in operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities provided net cash of $32.0 million and $18.8 million during the six months ended June 30, 2015 and 2014, respectively. Cash provided by investing activities was primarily driven by cash proceeds applied to the carrying value of our purchased debt offset by investments in charged-off receivables. The increase in cash provided by investing activities of $13.2 million was primarily due to a $14.1 million decrease in investments in purchased debt offset by a $0.4 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Our financing activities provided net cash of $8.1 million during the six months ended June 30, 2015 and used net cash of $2.0 million during the six months ended June 30, 2014. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash provided by financing activities of $10.1 million was primarily due to a decrease of $49.0 million in payments on our revolving line of credit resulting from reduced proceeds on purchased debt during 2015 compared to 2014 offset by a decrease of $38.9 million in draws on our revolving credit facility.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

As of June 30, 2015, there were no material changes to the Company's revolving credit facility or its Senior Second Lien Notes from the information previously disclosed except for additional draws and repayments on the revolving credit facility. The balance of the outstanding line of credit under the revolving credit facility was $148.3 million and $138.7 million at June 30, 2015 and December 31, 2014, respectively; an increase of $9.6 million. At June 30, 2015, our availability under the line of credit was $26.6 million based on our borrowing base calculation.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA

We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 1.7x at June 30, 2014 to 2.5x at June 30, 2015 as a result of a 32.6% decrease in our TTM Adjusted EBITDA and a 0.5% increase in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt as a result of lower purchasing volumes.

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

As of June 30, 2015, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.2 million and software agreements of $0.7 million as of June 30, 2015.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of June 30, 2015, these notes had outstanding balances of $0.2 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SQUARETWO FINANCIAL CORPORATION

August 13, 2015	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 13, 2015	By:	/s/ John D. Lowe
	Name:	John D. Lowe
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)