Form 10-Q
period 2015-09-30
SquareTwo Financial Corp
filed 2015-11-12
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of November 12, 2015, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

PART I

Item 1. Condensed Consolidated Financial Statements.

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands except share data)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$17,057	$15,677
Restricted cash	21,147	4,137
Trade receivables, net of allowance for doubtful accounts of $15	1,740	1,851
Notes receivable	169	194
Taxes receivable	716	—
Purchased debt, net	180,164	222,700
Property and equipment, net	23,537	23,189
Goodwill and intangible assets	171,259	171,348
Other assets	7,776	8,991
Total assets	$423,565	$448,087
Liabilities and deficiency
Liabilities:
Accounts payable, trade	$2,675	$3,225
Payable from trust accounts	1,624	1,404
Taxes payable	860	475
Accrued interest and other liabilities	31,658	24,499
Deferred tax liability, net	11,730	11,408
Line of credit	150,598	138,702
Notes payable, net of discount	289,254	289,370
Obligations under capital lease agreements	2,546	2,310
Total liabilities	490,945	471,393
Commitments and contingencies (Note 9)
Deficiency:
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,220	190,191
Accumulated deficit	(256,709)	(215,823)
Accumulated other comprehensive loss	(8,168)	(3,636)
Total SquareTwo deficiency	(74,657)	(29,268)
Noncontrolling interest	7,277	5,962
Total deficiency	(67,380)	(23,306)
Total liabilities and deficiency	$423,565	$448,087

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Purchased debt revenue, net	$50,522	$56,985	$151,745	$195,313
Other revenue	10	14	35	42
Total revenues	50,532	56,999	151,780	195,355
Expenses
Purchased debt expense	25,996	35,704	90,486	113,181
Court costs, net	8,471	8,422	22,810	27,563
Salaries and payroll taxes	9,430	7,766	27,156	22,853
General and administrative	2,758	3,549	9,053	11,130
Depreciation and amortization	1,585	1,738	4,971	5,086
Total operating expenses	48,240	57,179	154,476	179,813
Operating income (loss)	2,292	(180)	(2,696)	15,542
Other expenses
Interest expense	11,165	11,049	33,460	33,133
Other expense	85	80	246	273
Total other expenses	11,250	11,129	33,706	33,406
Loss before income taxes	(8,958)	(11,309)	(36,402)	(17,864)
Income tax expense	(766)	(1,699)	(3,169)	(4,807)
Net loss	(9,724)	(13,008)	(39,571)	(22,671)
Less: Net income attributable to the noncontrolling interest	509	409	1,315	1,149
Net loss attributable to SquareTwo	$(10,233)	$(13,417)	$(40,886)	$(23,820)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(9,724)	$(13,008)	$(39,571)	$(22,671)
Other comprehensive loss, net of tax:
Currency translation adjustment	(2,276)	(1,351)	(4,532)	(1,287)
Comprehensive loss	(12,000)	(14,359)	(44,103)	(23,958)
Less: Comprehensive income attributable to the noncontrolling interest	509	409	1,315	1,149
Comprehensive loss attributable to SquareTwo	$(12,509)	$(14,768)	$(45,418)	$(25,107)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Deficiency

(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Deficiency	Noncontrolling Interest	Total Deficiency
Balances, December 31, 2014	$—	$190,191	$(215,823)	$(3,636)	$(29,268)	$5,962	$(23,306)
Net (loss) income	—	—	(40,886)	—	(40,886)	1,315	(39,571)
Currency translation adjustment	—	—	—	(4,532)	(4,532)	—	(4,532)
Stock option expense	—	29	—	—	29	—	29
Balances, September 30, 2015	$—	$190,220	$(256,709)	$(8,168)	$(74,657)	$7,277	$(67,380)

See Notes to the Condensed Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(39,571)	$(22,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,971	5,086
Amortization of loan origination fees and debt discount	2,478	2,202
Purchased debt valuation allowance (reversals) charges	(4,216)	808
Stock option expense	29	66
Amortization of prepaid and other non-cash expenses	4,631	3,252
Deferred tax provision, net of valuation allowance	322	1,312
Changes in operating assets and liabilities:
Income tax payable/receivable	(316)	129
Restricted cash	(17,010)	(18,333)
Other assets	(5,189)	(3,686)
Accounts payable and accrued liabilities	7,514	4,788
Net cash used in operating activities	(46,357)	(27,047)
Investing activities
Investment in purchased debt	(80,764)	(97,482)
Proceeds applied to purchased debt principal	125,452	133,720
Payments to branch offices related to asset purchase program	(259)	—
Net investment in notes receivable	—	(170)
Investment in property and equipment, including internally developed software	(3,749)	(3,028)
Net cash provided by investing activities	40,680	33,040
Financing activities
Repayments of investment by Parent	—	(150)
Payments on notes payable	(655)	(568)
Proceeds from line of credit	279,624	334,924
Payments on line of credit	(267,728)	(331,557)
Origination fees on line of credit	(200)	(257)
Payments on capital lease obligations	(1,304)	(1,279)
Net cash provided by financing activities	9,737	1,113
Increase in cash and cash equivalents	4,060	7,106
Impact of foreign currency translation on cash	(2,680)	(573)
Cash and cash equivalents at beginning of period	15,677	9,379
Cash and cash equivalents at end of period	$17,057	$15,912
Supplemental cash flow information
Cash paid for interest	$22,585	$22,561
Cash paid for income taxes	3,140	3,367
Property and equipment financed with capital leases and notes payable	1,539	1,282
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

The Company is a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the United States ("U.S.") and Canada. In the U.S., we pursue recovery of accounts through our Closed Loop Network, a unique combination of company-owned call centers along with a network of regional law offices, also referred to as "branch offices", exclusively dedicated to SquareTwo. Branch offices pursue proceeds on purchased debt owned by the Company for a fee. Each of our branch offices is independently owned and has executed agreements that provide the legal structure for the exclusive relationship with SquareTwo. SquareTwo places certain of its accounts for collection with its call centers operating under the subsidiary SquareTwo Financial Services Corporation d/b/a Fresh View Solutions ("Fresh View").

Our Canadian subsidiaries exclusively purchase and service charged-off Canadian accounts. We utilize a combination of a company-owned call center and third-party non-legal and legal collection firms to pursue recovery of our Canadian accounts.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of September 30, 2015, its condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014, its condensed consolidated statements of changes in deficiency for the nine months ended September 30, 2015, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss of the Company for the three and nine months ended September 30, 2015 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s most recent Annual Report on Form 10-K.

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

The expected trends of each pool are analyzed at least quarterly. If these trends are different than the original estimates, certain adjustments may be required. Each quarter, we use our ERP to determine our estimate of future cash proceeds for each pool. We consider all factors available, such as the types of assets within the pool, our experience with those assets, the age of the pool, any recent fluctuations in our recovery rates from the various channels we collect from, and where that pool is in its own collection life cycle. We use these factors for each static pool to determine a range of future proceeds, which becomes smaller as we gain more experience with each static pool. We determine our best estimate of future proceeds within that range, which may be used for adjustments to our revenue recognition, or for our determination of allowance charges.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The Company has revised the presentation of its condensed consolidated statements of operations for all the periods presented to provide improved visibility and comparability with the current year presentation. Other direct operating expense, previously a separate line item on the condensed consolidated statements of operations, of $4,061 and $11,871 for the three and nine months ended September 30, 2014, respectively, has been reclassified to purchased debt expense.

Restructuring

As part of the Company's ongoing cost reduction initiatives, the Company accrued $0.7 million in severance and related benefit expenses during the third quarter 2015 in connection with a reduction in force.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 amends current consolidation guidance, affecting the evaluation of whether certain legal entities should be consolidated. All legal entities are subject to reevaluation under the revised consolidation model. The Company is evaluating this ASU to determine whether any of our current conclusions with respect to consolidation of legal entities will change under the new guidance; however, we do not anticipate any material impact to our financial statements and related disclosures. This update will be effective for the Company for the annual period beginning after December 15, 2015 and for interim periods within that reporting period.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that debt liability and will therefore impact our presentation of debt issuance costs when implemented. The recognition and measurement guidance for debt issuance costs is not impacted by ASU No. 2015-03. This update will be effective for the Company for the annual period beginning after December 15, 2015 and for interim periods within that reporting period.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance for customers to determine whether a cloud computing arrangement includes a software license to be accounted for consistent with the acquisition of other software licenses. Cloud computing arrangements that do not include a software license shall be accounted for as service contracts. This update will be effective for the Company for the annual reporting period beginning after December 15, 2015 and for interim periods within that reporting period. The Company will adopt this update prospectively for any cloud computing arrangements entered into or materially modified after the effective date.

3. Purchased Debt

The following tables show the changes in purchased debt, net for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$163,603	$236,860	$25,790	$16,860	$189,393	$253,720
Purchases	23,163	27,326	3,888	2,340	27,051	29,666
Valuation allowance reversals (charges)	1,888	(872)	(320)	(459)	1,568	(1,331)
Proceeds applied to purchased debt principal	(31,022)	(41,932)	(5,896)	(2,888)	(36,918)	(44,820)
Other(1)	(943)	(625)	13	(3)	(930)	(628)
Balance at end of period	$156,689	$220,757	$23,475	$15,850	$180,164	$236,607

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$206,642	$254,419	$16,058	$19,938	$222,700	$274,357
Purchases	57,337	91,688	23,427	5,794	80,764	97,482
Valuation allowance reversals (charges)	5,193	(349)	(977)	(459)	4,216	(808)
Proceeds applied to purchased debt principal	(110,406)	(124,308)	(15,046)	(9,412)	(125,452)	(133,720)
Other(1)	(2,077)	(693)	13	(11)	(2,064)	(704)
Balance at end of period	$156,689	$220,757	$23,475	$15,850	$180,164	$236,607
(1)    Other includes impacts of the Company’s currency translation.

The following tables show the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Proceeds	$71,863	$90,251	$14,408	$11,850	$86,271	$102,101
Less:
Gross revenue recognized	40,841	48,319	8,194	8,650	49,035	56,969
Cost recovery court cost recoveries(1)	—	—	318	312	318	312
Proceeds applied to purchased debt principal	31,022	41,932	5,896	2,888	36,918	44,820
	$—	$—	$—	$—	$—	$—

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Proceeds	$231,879	$288,903	$40,472	$37,342	$272,351	$326,245
Less:
Gross revenue recognized	121,473	164,595	24,536	26,982	146,009	191,577
Cost recovery court costs recoveries(1)	—	—	890	948	890	948
Proceeds applied to purchased debt principal	110,406	124,308	15,046	9,412	125,452	133,720
	$—	$—	$—	$—	$—	$—

(1)	Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the condensed consolidated statements of operations.

The following tables reconcile gross revenue recognized to purchased debt revenue, net for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Gross revenue recognized	$40,841	$48,319	$8,194	$8,650	$49,035	$56,969
Purchased debt royalties(1)	(28)	1,128	(5)	251	(33)	1,379
Valuation allowance reversals (charges)	1,888	(872)	(320)	(459)	1,568	(1,331)
Other(2)	—	—	(48)	(32)	(48)	(32)
Purchased debt revenue, net	$42,701	$48,575	$7,821	$8,410	$50,522	$56,985

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Gross revenue recognized	$121,473	$164,595	$24,536	$26,982	$146,009	$191,577
Purchased debt royalties(1)	1,449	3,932	199	733	1,648	4,665
Valuation allowance reversals (charges)	5,193	(349)	(977)	(459)	4,216	(808)
Other(2)	—	—	(128)	(121)	(128)	(121)
Purchased debt revenue, net	$128,115	$168,178	$23,630	$27,135	$151,745	$195,313

(1)	In conjunction with the new contractual arrangements with our branch offices, effective June 1, 2015, the Company no longer charges royalty fees on collections.

(2)	Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt and the branch office asset purchase program (discontinued).

     The following tables show the detail of the Company’s purchases for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Purchase price	$23,163	$27,326	$3,888	$2,340	$27,051	$29,666
Face value	372,125	287,531	38,866	54,584	410,991	342,115
% of face	6.2%	9.5%	10.0%	4.3%	6.6%	8.7%

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Purchase price	$57,337	$91,688	$23,427	$5,794	$80,764	$97,482
Face value	745,847	758,735	179,140	144,984	924,987	903,719
% of face	7.7%	12.1%	13.1%	4.0%	8.7%	10.8%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

During the three months ended September 30, 2015, the Company purchased $372.1 million in face value debt that qualified for the level yield method of accounting for a purchase price of $23.2 million. The ERP expected at acquisition for these level yield portfolios amounted to $49.4 million. The accretable yield for these purchases was $26.2 million, or the ERP of $49.4 million less the purchase price of $23.2 million.

During the nine months ended September 30, 2015, the Company purchased $745.8 million in face value debt that qualified for the level yield method of accounting for a purchase price of $57.3 million. The ERP expected at acquisition for these level yield portfolios amounted to $109.7 million. The accretable yield for these purchases was $52.4 million, or the ERP of $109.7 million less the purchase price of $57.3 million.

The following table represents the change in accretable yield for the periods presented:

	2015	2014
Balance at December 31, prior year	$389,803	$523,006
Impact from revenue recognized on purchased debt, net	(43,294)	(61,085)
Additions from current purchases	12,592	13,150
Reclassifications to accretable yield, including foreign currency translation	2,409	13,555
Balance at March 31,	$361,510	$488,626
Impact from revenue recognized on purchased debt, net	(40,643)	(55,714)
Additions from current purchases	13,557	16,241
Reclassifications to (from) accretable yield, including foreign currency translation	20,283	(10,751)
Balance at June 30,	$354,707	$438,402
Impact from revenue recognized on purchased debt, net	(42,729)	(47,448)
Additions from current purchases	26,234	14,866
Reclassifications to (from) accretable yield, including foreign currency translation	19,303	(1,031)
Balance at September 30,	$357,515	$404,789

The following tables show the changes in the valuation allowance for the Company’s purchased debt for the periods presented:

	Three Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$122,453	$125,561	$20,351	$17,584	$142,804	$143,145
Valuation allowance (reversals) charges	(1,888)	872	320	459	(1,568)	1,331
Balance at end of period	$120,565	$126,433	$20,671	$18,043	$141,236	$144,476

	Nine Months Ended
	Level Yield		Cost Recovery		Totals
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$125,758	$126,084	$19,694	$17,584	$145,452	$143,668
Valuation allowance (reversals) charges	(5,193)	349	977	459	(4,216)	808
Balance at end of period	$120,565	$126,433	$20,671	$18,043	$141,236	$144,476

4. Goodwill and Intangible Assets

Indefinite lived intangible assets consist of goodwill and the value of the Company’s network of branch offices. Both were identified as part of purchase accounting at the date of the Acquisition.

The following is a summary of intangible assets as of the dates presented:

	September 30, 2015	December 31, 2014
Goodwill - Domestic	$145,889	$145,889
Goodwill - Canada	480	569
Branch office intangible	24,890	24,890
Total intangible assets	$171,259	$171,348

The Company tests its indefinite lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing. We have two operating segments: Domestic and Canada. In accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), we have deemed our operating segments to be reporting units for the purpose of impairment testing.

The goodwill impairment test requires a two-step process. If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and a second step is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit's goodwill is less than its carrying value.

We compared the carrying values of our Domestic and Canada reporting units to their estimated fair values at December 31, 2014. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. As a result of the first step of our goodwill impairment test as of December 31, 2014, we estimated that the fair values for our Domestic and Canada reporting units exceeded their carrying values; thus no impairment was indicated.

We believe that the projected non-compliance with the Adjusted EBITDA covenant as further described in Note 5, as well as other factors, represent indicators of impairment which triggered an interim test for goodwill impairment for our reporting units as of September 30, 2015. Accordingly, we compared the carrying values of our Domestic and Canada reporting units to their estimated fair values at September 30, 2015. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. We used similar methodologies as during our annual impairment test date of December 31, 2014, and updated our business and valuation assumptions for both approaches.

As a result of the first step of our interim goodwill impairment test as of September 30, 2015, we concluded that the fair value of our Canada reporting unit exceeded its carrying value; thus no impairment was indicated.

As a result of the first step of our interim goodwill impairment test as of September 30, 2015, we concluded that the fair value of our Domestic reporting unit did not exceed its carrying value, suggesting the $145.9 million of goodwill assigned to this reporting unit, or a portion thereof, could be impaired. As a consequence, the Company has commenced step two of the impairment assessment to determine the amount of the potential non-cash impairment loss, if any. Step two of the impairment test requires that we perform a theoretical purchase price allocation for the Domestic reporting unit to determine the implied fair value of goodwill to the recorded amount of goodwill. We will complete this process with the assistance of a third party valuation firm.
ASC 350 requires that when the second step of a goodwill impairment analysis is not complete before the interim financial statements are issued, and a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss should be recognized in the financial statements. The projected non-compliance with the Adjusted EBITDA covenant, as well as other factors experienced in our third quarter, triggered the interim impairment test. Given the timing of these events, we have been unable, as of the date of issuing these financial statements, to advance step two of our testing to a point where we are able to provide a reasonable estimate or range of estimates for the potential non-cash impairment of our indefinite lived intangibles at this time. We will complete the analysis during the fourth quarter. If a non-cash impairment loss is recorded, it may be material to the Company's net income but will not affect cash flows or Adjusted EBITDA for the three months ended December 31, 2015.
5. Notes Payable and Other Borrowings

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility as of the dates presented:

	September 30, 2015			December 31, 2014
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit US	4.8%	$150,598	April 2016	4.8%	$138,702	April 2016
Line of Credit Canada	5.8%	—	April 2016	5.8%	—	April 2016
Total Line of Credit		$150,598			$138,702
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the facility were $655 and $1,443 at September 30, 2015 and December 31, 2014, respectively, and are included in the other assets line item on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility.

The Company had accrued interest on its line of credit of $97 and $81 at September 30, 2015 and December 31, 2014, respectively, which are included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

At September 30, 2015, our availability under the line of credit facility was $15.2 million based on our borrowing base calculation. The maturity of this facility is April 2016. We are currently in active discussions with various investors and lenders to address this maturity as part of the Company’s broader evaluation of its financing options. However, there can be no assurance that this facility will be extended or replaced by a new facility prior to April 2016.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates as of the dates presented:

	September 30, 2015			December 31, 2014
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $1,092 and $1,631 unamortized discount	11.625%	$288,908	April 2017	11.625%	$288,369	April 2017
Other Notes Payable	8.0%	346	2016 - 2021	5.8%	1,001	2015 - 2021
Total Notes Payable		$289,254			$289,370
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $1,943 and $2,904 at September 30, 2015 and December 31, 2014, respectively, and are included in the other assets line item on the condensed consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $16,856 and $8,428 at September 30, 2015 and December 31, 2014, respectively, which is included in the accrued interest and other liabilities line item on the condensed consolidated balance sheets.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement is$165 million for each of the trailing twelve month periods beginning with the fiscal quarter ending December 31, 2014. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year.

As of September 30, 2015, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes. At the time of this filing, management estimates it is probable that the Company will not be in compliance with the Adjusted EBITDA covenant at December 31, 2015. The projected non-compliance is part of the aforementioned discussions with various investors and lenders as the Company is actively evaluating its financing options. There can be no assurance that the Company will be able to obtain a waiver of the Adjusted EBITDA covenant, amend the existing facility to modify this covenant, or otherwise replace the existing facility prior to December 31, 2015. While the Company is actively engaged in discussions with various investors and lenders, there can be no assurance that the Company will be able to extend the current facility or obtain other financing prior to maturity in April 2016. If we are unable to comply with the Adjusted EBITDA covenant and otherwise unable to obtain a waiver of the Adjusted EBITDA covenant or amend the terms of the facility, our current lenders would be entitled to demand immediate repayment of all borrowings and other obligations under the facility. Additionally, such a default under the senior revolving credit facility could trigger a cross default with respect to the Senior Second Lien Notes. Such actions would have a material adverse impact on our financial condition and liquidity.

Letters of Credit

 The Company had outstanding letters of credit totaling $2,492 and $492 at September 30, 2015 and December 31, 2014, respectively, which had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

6. Stockholder's Deficiency

Common Stock

As of September 30, 2015 and December 31, 2014, the Company was authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Noncontrolling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the noncontrolling interest in CCL are shown on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

Accumulated Other Comprehensive Loss

During the nine months ended September 30, 2015 and 2014, comprehensive loss included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss for the periods presented:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(3,636)	$(3,636)
Other comprehensive loss, net of tax of $0	(4,532)	(4,532)
Balance, September 30, 2015	$(8,168)	$(8,168)

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(1,347)	$(1,347)
Other comprehensive loss, net of tax of $0	(1,287)	(1,287)
Balance, September 30, 2014	$(2,634)	$(2,634)

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820 as of the dates presented:

	September 30, 2015
	Carrying Amounts	Estimated Fair Value	Level 1	Level 2	Level 3
Purchased debt(1)	$180,164	$506,255	$—	$—	$506,255
Line of credit(2)	150,598	150,598	—	150,598	—
Senior Second Lien Notes, net of $1,092 unamortized discount(3)	288,908	164,244	164,244	—	—
Other Notes Payable(4)	346	346	—	346	—

	December 31, 2014
	Carrying Amounts	Estimated Fair Value	Level 1	Level 2	Level 3
Purchased debt(1)	$222,700	$563,674	$—	$—	$563,674
Line of credit(2)	138,702	138,702	—	138,702	—
Senior Second Lien Notes, net of $1,631 unamortized discount(3)	288,369	288,157	288,157	—	—
Other Notes Payable(4)	1,001	1,001	—	1,001	—

(1)
The Company records its investment in purchased debt at cost, which represents a significant discount from the contractual receivable balances due. The Company's estimated fair value of purchased debt has been determined using our consolidated ERP discounted using a rate that approximates our weighted average cost of capital. Our ERP expectations are based on historical data as well as assumptions about future collection rates and customer behavior. The estimated fair value excludes the estimated collection costs required to generate the related ERP. The determination of such collection costs are subjective and would include assessing an assumed market participant’s business model and cost structure, including specific consideration of various collection strategies, operating efficiencies as well as fixed versus variable costs. Depending on these considerations and assumptions, the estimated fair value could vary significantly from the fair value disclosure in the table above. The estimated fair value of purchased debt should not be construed to represent the underlying value of the Company or the amount which could be realized if its portfolio of purchased debt accounts were sold.

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

For the three and nine months ended September 30, 2015 the combined state, federal and Canadian tax expense from operations was $0.8 million and $3.2 million, respectively. These amounts were comprised primarily of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% as well as deferred expense related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. Partially offsetting the expense recognized for the quarter ended September 30, 2015 was a $0.7 million income tax benefit in the U.S. resulting from a refund claim filed with the State of Colorado in the third quarter of 2015 related to the 2013 return. The refund claim arose from a Private Letter Ruling ("PLR") issued by the State allowing an alternative apportionment method. The refund claim remained outstanding at September 30, 2015.

Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at September 30, 2015.

While virtually all IRC Section 956 income generated in the U.S. during 2015 can be offset by the Company’s net operating losses in the U.S., the expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian earnings and profits deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

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

The following tables present the Company's operating segment results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Proceeds on Purchased Debt	2015	2014	2015	2014
Domestic	$75,986	$91,035	$239,251	$293,373
Canada	10,285	11,066	33,100	32,872
Consolidated	$86,271	$102,101	$272,351	$326,245

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues	2015	2014	2015	2014
Domestic	$42,952	$50,004	$130,635	$175,208
Canada	7,580	6,995	21,145	20,147
Consolidated	$50,532	$56,999	$151,780	$195,355

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA(1)	2015	2014	2015	2014
Domestic	$32,316	$39,742	$99,837	$131,945
Canada	7,679	8,054	24,744	23,853
Consolidated	$39,995	$47,796	$124,581	$155,798

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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net loss to consolidated Adjusted EBITDA for the periods presented:

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,724)	$(13,008)	$(39,571)	$(22,671)
Interest expense	11,165	11,049	33,460	33,133
Interest income	(41)	(44)	(125)	(101)
Income tax expense	766	1,699	3,169	4,807
Depreciation and amortization	1,585	1,738	4,971	5,086
EBITDA	3,751	1,434	1,904	20,254
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	36,918	44,820	125,452	133,720
Purchased debt valuation allowance reversals(2)	(1,568)	1,331	(4,216)	808
Certain other or non-cash expenses
Stock option expense(3)	9	17	29	66
Other(4)	885	194	1,412	950
Adjusted EBITDA	$39,995	$47,796	$124,581	$155,798

(1)	Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)	Represents non-cash valuation allowance reversals on purchased debt.

(3)	Represents the non-cash expense related to option grants of Parent’s equity granted to certain employees, directors and branch office owners.

(4)
Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management, L.P., certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

The table below reconciles net cash used in operating activities to Adjusted EBITDA for the periods presented:

Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(46,357)	$(27,047)
Proceeds applied to purchased debt principal(1)	125,452	133,720
Interest expense to be paid in cash(2)	30,982	30,931
Interest income	(125)	(101)
Amortization of prepaid and other non-cash expenses	(4,631)	(3,252)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	17,010	18,333
Other operating assets and liabilities and deferred taxes(4)	(2,331)	(2,543)
Income tax expense	3,169	4,807
Other(5)	1,412	950
Adjusted EBITDA	$124,581	$155,798

(1)	Cash proceeds applied to purchased debt principal are shown in the investing activities section of the condensed consolidated statements of cash flows.

(2)	Represents interest expense, excluding non-cash amortization of loan origination fees and debt discount.

(3)	Represents the change in restricted cash balances for the period due to the timing of payments on our line of credit and semi-annual interest payments on our Senior Second Lien Notes.

(4)	The amount represents timing differences due to the recognition of certain expenses and revenue items on a cash versus accrual basis.

(5)
Consistent with the covenant calculations within our revolving credit facility, other includes, as applicable, branch office note reserves, lease breakup costs, certain consulting fees, management fees paid to KRG Capital Management, L.P., certain transaction expenses, recruiting expense, severance expense, and certain non-recurring items.

Segment assets were as follows as of the dates presented:

Total Assets	September 30, 2015	December 31, 2014
Domestic	$384,762	$414,711
Canada	38,803	33,376
Consolidated	$423,565	$448,087
Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at September 30, 2015 or December 31, 2014.

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
Condensed Consolidating Balance Sheets

	September 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$17,057	$—	$17,057
Restricted cash	16,708	4,439	—	—	21,147
Trade receivables, net of allowance for doubtful accounts	896	30	814	—	1,740
Notes receivable	—	—	169	—	169
Taxes receivable	716	—	—	—	716
Purchased debt, net	—	160,001	20,163	—	180,164
Property and equipment, net	23,197	235	105	—	23,537
Goodwill and intangible assets	170,779	—	480	—	171,259
Other assets	6,534	1,227	15	—	7,776
Investment in subsidiaries	203,175	—	—	(203,175)	—
Total assets	$422,005	$165,932	$38,803	$(203,175)	$423,565
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$2,978	$(307)	$4	$—	$2,675
Payable from trust accounts	1,469	47	108	—	1,624
Payable to Borrower	—	322,419	2,902	(325,321)	—
Taxes payable	62	—	798	—	860
Accrued interest and other liabilities	29,849	1,027	782	—	31,658
Deferred tax liability (asset), net	11,738	—	(8)	—	11,730
Line of credit	150,598	—	—	—	150,598
Notes payable, net of discount	289,254	—	—	—	289,254
Obligations under capital lease agreements	2,546	—	—	—	2,546
Total liabilities	488,494	323,186	4,586	(325,321)	490,945
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,220	6,581	1	(6,582)	190,220
(Accumulated deficit) retained earnings	(256,709)	(163,835)	35,107	128,728	(256,709)
Accumulated other comprehensive loss	—	—	(8,168)	—	(8,168)
Total (deficiency) equity before noncontrolling interest	(66,489)	(157,254)	26,940	122,146	(74,657)
Noncontrolling interest	—	—	7,277	—	7,277
Total (deficiency) equity	(66,489)	(157,254)	34,217	122,146	(67,380)
Total liabilities and (deficiency) equity	$422,005	$165,932	$38,803	$(203,175)	$423,565

	December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$15,677	$—	$15,677
Restricted cash	(360)	4,497	—	—	4,137
Trade receivables, net of allowance for doubtful accounts	1,221	22	608	—	1,851
Notes receivable	—	—	194	—	194
Purchased debt, net	—	206,542	16,158	—	222,700
Property and equipment, net	22,783	254	152	—	23,189
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	6,614	1,571	806	—	8,991
Investment in subsidiaries	243,404	—	—	(243,404)	—
Total assets	$444,441	$212,886	$34,164	$(243,404)	$448,087
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$3,549	$(227)	$(97)	$—	$3,225
Payable from trust accounts	1,252	58	94	—	1,404
Payable to Borrower	—	342,772	2,842	(345,614)	—
Taxes payable	138	—	337	—	475
Accrued interest and other liabilities	23,336	385	778	—	24,499
Deferred tax liability (asset), net	11,416	—	(8)	—	11,408
Line of credit	138,702	—	—	—	138,702
Notes payable, net of discount	289,370	—	—	—	289,370
Obligations under capital lease agreements	2,310	—	—	—	2,310
Total liabilities	470,073	342,988	3,946	(345,614)	471,393
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,191	2,922	1	(2,923)	190,191
(Accumulated deficit) retained earnings	(215,823)	(133,024)	27,891	105,133	(215,823)
Accumulated other comprehensive loss	—	—	(3,636)	—	(3,636)
Total (deficiency) equity before noncontrolling interest	(25,632)	(130,102)	24,256	102,210	(29,268)
Noncontrolling interest	—	—	5,962	—	5,962
Total (deficiency) equity	(25,632)	(130,102)	30,218	102,210	(23,306)
Total liabilities and (deficiency) equity	$444,441	$212,886	$34,164	$(243,404)	$448,087

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$(33)	$42,984	$7,571	$—	$50,522
Other revenue	1	—	9	—	10
Total revenues	(32)	42,984	7,580	—	50,532
Expenses
Purchased debt expense	—	23,770	2,226	—	25,996
Court costs, net	—	8,358	113	—	8,471
Salaries and payroll taxes	1,629	7,650	151	—	9,430
General and administrative	1,030	1,619	109	—	2,758
Depreciation and amortization	658	918	9	—	1,585
Total operating expenses	3,317	42,315	2,608	—	48,240
Operating (loss) income	(3,349)	669	4,972	—	2,292
Other expenses
Interest expense	3,564	7,601	—	—	11,165
Other expense (income)	123	—	(38)	—	85
Total other expenses	3,687	7,601	(38)	—	11,250
(Loss) income before income taxes	(7,036)	(6,932)	5,010	—	(8,958)
Income tax expense	572	—	(1,338)	—	(766)
Loss from subsidiaries	(3,769)	—	—	3,769	—
Net (loss) income	(10,233)	(6,932)	3,672	3,769	(9,724)
Less: Net income attributable to the noncontrolling interest	—	—	509	—	509
Net (loss) income attributable to SquareTwo	$(10,233)	$(6,932)	$3,163	$3,769	$(10,233)

	Three Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,471	$48,531	$6,983	$—	$56,985
Other revenue	1	1	12	—	14
Total revenues	1,472	48,532	6,995	—	56,999
Expenses
Purchased debt expense	—	33,093	2,611	—	35,704
Court costs, net	—	8,324	98	—	8,422
Salaries and payroll taxes	1,232	6,368	166	—	7,766
General and administrative	103	2,727	719	—	3,549
Depreciation and amortization	554	1,173	11	—	1,738
Total operating expenses	1,889	51,685	3,605	—	57,179
Operating (loss) income	(417)	(3,153)	3,390	—	(180)
Other expenses
Interest expense	1,856	9,193	—	—	11,049
Other expense (income)	117	—	(37)	—	80
Total other expenses	1,973	9,193	(37)	—	11,129
(Loss) income before income taxes	(2,390)	(12,346)	3,427	—	(11,309)
Income tax expense	(622)	—	(1,077)	—	(1,699)
Loss from subsidiaries	(10,405)	—	—	10,405	—
Net (loss) income	(13,417)	(12,346)	2,350	10,405	(13,008)
Less: Net income attributable to the noncontrolling interest	—	—	409	—	409
Net (loss) income attributable to SquareTwo	$(13,417)	$(12,346)	$1,941	$10,405	$(13,417)

	Nine Months Ended September 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,652	$128,974	$21,119	$—	$151,745
Other revenue	8	1	26	—	35
Total revenues	1,660	128,975	21,145	—	151,780
Expenses
Purchased debt expense	1	83,348	7,137	—	90,486
Court costs, net	—	22,500	310	—	22,810
Salaries and payroll taxes	4,781	21,864	511	—	27,156
General and administrative	2,701	5,063	1,289	—	9,053
Depreciation and amortization	1,974	2,970	27	—	4,971
Total operating expenses	9,457	135,745	9,274	—	154,476
Operating (loss) income	(7,797)	(6,770)	11,871	—	(2,696)
Other expenses
Interest expense	9,419	24,041	—	—	33,460
Other expense (income)	364	—	(118)	—	246
Total other expenses	9,783	24,041	(118)	—	33,706
(Loss) income before income taxes	(17,580)	(30,811)	11,989	—	(36,402)
Income tax expense	289	—	(3,458)	—	(3,169)
Loss from subsidiaries	(23,595)	—	—	23,595	—
Net (loss) income	(40,886)	(30,811)	8,531	23,595	(39,571)
Less: Net income attributable to the noncontrolling interest	—	—	1,315	—	1,315
Net (loss) income attributable to SquareTwo	$(40,886)	$(30,811)	$7,216	$23,595	$(40,886)

	Nine Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$4,926	$170,267	$20,120	$—	$195,313
Other revenue	8	7	27	—	42
Total revenues	4,934	170,274	20,147	—	195,355
Expenses
Purchased debt expense	4	105,386	7,791	—	113,181
Court costs, net	—	27,293	270	—	27,563
Salaries and payroll taxes	3,828	18,505	520	—	22,853
General and administrative	1,089	7,776	2,265	—	11,130
Depreciation and amortization	1,656	3,397	33	—	5,086
Total operating expenses	6,577	162,357	10,879	—	179,813
Operating (loss) income	(1,643)	7,917	9,268	—	15,542
Other expenses
Interest expense	4,721	28,412	—	—	33,133
Other expense	366	—	(93)	—	273
Total other expenses	5,087	28,412	(93)	—	33,406
(Loss) income before income taxes	(6,730)	(20,495)	9,361	—	(17,864)
Income tax expense	(1,827)	—	(2,980)	—	(4,807)
Loss from subsidiaries	(15,263)	—	—	15,263	—
Net (loss) income	(23,820)	(20,495)	6,381	15,263	(22,671)
Less: Net income attributable to the noncontrolling interest	—	—	1,149	—	1,149
Net (loss) income attributable to SquareTwo	$(23,820)	$(20,495)	$5,232	$15,263	$(23,820)

Condensed Consolidating Statements of Comprehensive (Loss) Income

	Three Months Ended September 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(10,233)	$(6,932)	$3,672	$3,769	$(9,724)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(2,276)	—	(2,276)
Comprehensive (loss) income	(10,233)	(6,932)	1,396	3,769	(12,000)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	509	—	509
Comprehensive (loss) income attributable to SquareTwo	$(10,233)	$(6,932)	$887	$3,769	$(12,509)

	Three Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(13,417)	$(12,346)	$2,350	$10,405	$(13,008)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	(1,351)	—	(1,351)
Comprehensive (loss) income	(13,417)	(12,346)	999	10,405	(14,359)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	409	—	409
Comprehensive (loss) income attributable to SquareTwo	$(13,417)	$(12,346)	$590	$10,405	$(14,768)

	Nine Months Ended September 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(40,886)	$(30,811)	$8,531	$23,595	$(39,571)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(4,532)	—	(4,532)
Comprehensive (loss) income	(40,886)	(30,811)	3,999	23,595	(44,103)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,315	—	1,315
Comprehensive (loss) income attributable to SquareTwo	$(40,886)	$(30,811)	$2,684	$23,595	$(45,418)

	Nine Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(23,820)	$(20,495)	$6,381	$15,263	$(22,671)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(1,287)	—	(1,287)
Comprehensive (loss) income	(23,820)	(20,495)	5,094	15,263	(23,958)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,149	—	1,149
Comprehensive (loss) income attributable to SquareTwo	$(23,820)	$(20,495)	$3,945	$15,263	$(25,107)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(40,886)	$(30,811)	$8,531	$23,595	$(39,571)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,974	2,970	27	—	4,971
Amortization of loan origination fees and debt discount	2,478	—	—	—	2,478
Purchased debt valuation allowance reversals	—	(4,216)	—	—	(4,216)
Stock option expense	29	—	—	—	29
Amortization of prepaid and other non-cash expenses	3,638	964	29	—	4,631
Deferred tax provision, net of valuation allowance	322	—	—	—	322
Loss from subsidiaries	23,595	—	—	(23,595)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(792)	—	476	—	(316)
Restricted cash	(17,068)	58	—	—	(17,010)
Other assets	(4,263)	(1,447)	521	—	(5,189)
Accounts payable and accrued liabilities	6,159	810	545	—	7,514
Net cash (used in) provided by operating activities	(24,814)	(31,672)	10,129	—	(46,357)
Investing activities
Investment in purchased debt	—	(62,804)	(17,960)	—	(80,764)
Proceeds applied to purchased debt principal	—	113,561	11,891	—	125,452
Payments to branch offices related to asset purchase program	—	(259)	—	—	(259)
Investment in subsidiaries	18,775	—	—	(18,775)	—
Investment in property and equipment, including internally developed software	(3,698)	(51)	—	—	(3,749)
Net cash provided by (used in) investing activities	15,077	50,447	(6,069)	(18,775)	40,680
Financing activities
Repayments of investment by Parent, net	—	(18,775)	—	18,775	—
Payments on notes payable	(655)	—	—	—	(655)
Proceeds from line of credit	279,624	—	—	—	279,624
Payments on line of credit	(267,728)	—	—	—	(267,728)
Origination fees on line of credit	(200)	—	—	—	(200)
Payments on capital lease obligations	(1,304)	—	—	—	(1,304)
Net cash provided by (used in) financing activities	9,737	(18,775)	—	18,775	9,737
Increase in cash and cash equivalents	—	—	4,060	—	4,060
Impact of foreign currency translation on cash	—	—	(2,680)	—	(2,680)
Cash and cash equivalents at beginning of period	—	—	15,677	—	15,677
Cash and cash equivalents at end of period	$—	$—	$17,057	$—	$17,057
Supplemental cash flow information
Cash paid for interest	$22,585	$—	$—	$—	$22,585
Cash paid for income taxes	181	—	2,959	—	3,140
Property and equipment financed with capital leases and notes payable	1,539	—	—	—	1,539

	Nine Months Ended September 30, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(23,820)	$(20,495)	$6,381	$15,263	$(22,671)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,656	3,397	33	—	5,086
Amortization of loan origination fees and debt discount	2,202	—	—	—	2,202
Purchased debt valuation allowance charges	—	808	—	—	808
Stock option expense	41	25	—	—	66
Amortization of prepaid and other non-cash expenses	2,725	508	19	—	3,252
Deferred tax provision, net of valuation allowance	1,312	—	—	—	1,312
Loss from subsidiaries	15,263	—	—	(15,263)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(360)	—	489	—	129
Restricted cash	(17,163)	(1,170)	—	—	(18,333)
Other assets	(2,900)	(2,443)	1,657	—	(3,686)
Accounts payable and accrued liabilities	4,330	155	303	—	4,788
Net cash (used in) provided by operating activities	(16,714)	(19,215)	8,882	—	(27,047)
Investing activities
Investment in purchased debt	—	(81,840)	(15,642)	—	(97,482)
Proceeds applied to purchased debt principal	—	121,072	12,648	—	133,720
Net investments in notes receivable	(170)	—	—	—	(170)
Investment in subsidiaries	18,951	—	—	(18,951)	—
Investment in property and equipment including internally developed software	(2,993)	(35)	—	—	(3,028)
Net cash provided by (used in) investing activities	15,788	39,197	(2,994)	(18,951)	33,040
Financing activities
Repayments of investment by Parent, net	(150)	(18,951)	—	18,951	(150)
Payments on notes payable	(568)	—	—	—	(568)
Proceeds from line of credit	334,924	—	—	—	334,924
Payments on line of credit	(331,557)	—	—	—	(331,557)
Origination fees on line of credit	(257)	—	—	—	(257)
Payments on capital lease obligations	(1,279)	—	—	—	(1,279)
Net cash provided by (used in) financing activities	1,113	(18,951)	—	18,951	1,113
Increase in cash and cash equivalents	187	1,031	5,888	—	7,106
Impact of foreign currency translation on cash	—	—	(573)	—	(573)
Cash and cash equivalents at beginning of period	—	—	9,379	—	9,379
Cash and cash equivalents at end of period	$187	$1,031	$14,694	$—	$15,912
Supplemental cash flow information
Cash paid for interest	$22,561	$—	$—	$—	$22,561
Cash paid for income tax	875	—	2,492	—	3,367
Property and equipment financed with capital leases and notes payable	1,282	—	—	—	1,282

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

Our Company

We are a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the United States ("U.S.") and Canada. We believe that we are one of the largest purchasers of "fresh" charged-off credit card and consumer loan receivables in the U.S. Fresh charged-off credit card and consumer loan receivables are generally 180-210 days past due at the time of sale and typically have not been subject to previous collection attempts by a third-party collection agency. The act of charging off an account is an action required by banking regulations and is an accounting action that does not release the obligor on the account from his/her responsibility to pay amounts due on the account. Because the credit issuer was unable to collect the charged-off receivables that we purchase, we are able to acquire these portfolios at a substantial discount to their face value.

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

From 1999, our first full year of purchasing debt, to September 30, 2015, we have invested approximately $2.7 billion in the acquisition of charged-off receivables, representing over $38.8 billion in face value of accounts.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested capital since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of September 30, 2015 of $7.1 billion (active face value) will generate approximately $515.0 million in gross cash proceeds. We refer to this as estimated remaining proceeds ("ERP"). In addition, we expect our Canadian owned charged-off receivables of $1.8 billion (active face value) to generate approximately $77.2 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $592.2 million as of September 30, 2015. These expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. We cannot guarantee that we will achieve such proceeds.

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

Sources of Revenue and Expense

Sources of Revenue

Our primary source of revenue is revenue recognized on our portfolio base of purchased debt assets which is driven by cash proceeds from non-legal collections, legal collections, court cost recoveries, recourse and bankruptcy. In addition, prior to June 1, 2015, we earned royalties from our branch offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE. In conjunction with the new contractual arrangements with our branch offices, effective June 1, 2015, the Company no longer charges royalty fees as a percentage of each dollar collected.

Expense

Purchased Debt Expense

Purchased debt expense represents direct and indirect costs of collections related to our purchased debt. In the U.S., the majority of our direct expenses represents the fees that we pay to our branch offices based on their collections on our U.S. purchased debt. The fee we pay to our branch offices varies depending on the age and type of purchased debt and certain network performance targets and other operational factors. Purchased debt expense in the U.S. also includes all costs related to our call centers, as well as legal compliance costs and certain other indirect operating and branch office costs. In Canada, purchased debt expense includes the cost of our collectors as well as fees paid to outside agencies with whom we place certain accounts.

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

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Purchasing Activity

The following table summarizes the purchasing activity for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended				Nine Months Ended
Purchasing Activity ($ in thousands)	September 30,				September 30,
	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face Value	$120,401	$135,678	$(15,277)	(11.3)%	$328,655	$557,270	$(228,615)	(41.0)%
Price	14,601	20,355	(5,754)	(28.3)%	38,607	81,409	(42,802)	(52.6)%
Price (%)	12.1%	15.0%			11.7%	14.6%
Credit Card/Consumer Loan - Non-Fresh(1)
Face Value	251,724	151,853	99,871	65.8%	417,192	201,465	215,727	107.1%
Price	8,562	6,971	1,591	22.8%	18,730	10,279	8,451	82.2%
Price (%)	3.4%	4.6%			4.5%	5.1%
Other(2)
Face Value	38,866	54,584	(15,718)	(28.8)%	179,140	144,984	34,156	23.6%
Price	3,888	2,340	1,548	66.2%	23,427	5,794	17,633	(3)
Price (%)	10.0%	4.3%			13.1%	4.0%
Purchased Debt - Total
Face Value	$410,991	$342,115	$68,876	20.1%	$924,987	$903,719	$21,268	2.4%
Price	27,051	29,666	(2,615)	(8.8)%	80,764	97,482	(16,718)	(17.1)%
Price (%)	6.6%	8.7%			8.7%	10.8%
(1)    Includes both Domestic and Canadian purchases.
(2)    Other includes commercial, student loan, and other purchased debt assets.
(3)     Not meaningful

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $120.4 million of face value receivables at a price of $14.6 million during the three months ended September 30, 2015, compared to $135.7 million of face value receivables at a price of $20.4 million during the three months ended September 30, 2014, a decrease of $15.3 million in face value and $5.8 million in capital deployed. During the nine months ended September 30, 2015, credit card and consumer loan - fresh purchases were $328.7 million of face value at a price of $38.6 million compared to $557.3 million of face value at a price of $81.4 million during the nine months ended September 30, 2014, a decrease of $228.6 million in face value and $42.8 million in capital deployed. The decrease in overall fresh purchasing is attributed to reduced supply and elevated pricing in the market, as well as the Company's strategic deployment of capital to other categories, such as commercial and credit card and consumer loan - non-fresh in an effort to generate higher returns. The decrease in average price from 15.0% to 12.1% for the three months ended September 30, 2015 and from 14.6% to 11.7% for the nine months ended September 30, 2015 was primarily attributed to change in seller and portfolio quality mix.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $251.7 million of face value receivables at a price of $8.6 million during the three months ended September 30, 2015, compared to $151.9 million of face value receivables at a price of $7.0 million during the three months ended September 30, 2014, an increase of $99.9 million in face value and $1.6 million in capital deployed. During the nine months ended September 30, 2015, credit card and consumer loan - non-fresh purchases were $417.2 million of face value at a price of $18.7 million compared to $201.5 million of face value at a price of $10.3 million during the nine months ended September 30, 2014, an increase of $215.7 million in face value and $8.5 million in capital deployed. The increases in 2015 were due to more favorable opportunities for capital deployment in the non-fresh category compared to fresh.

Other
Other purchases consist of commercial, student loan, and other various asset classes. Other purchases were $38.9 million in face value during the three months ended September 30, 2015 compared to $54.6 million in face value during the three months ended September 30, 2014, a decrease of $15.7 million in face value. The decrease was primarily due to product and portfolio mix changes. The capital deployed for these purchases was $3.9 million during the three months ended September 30, 2015 compared to $2.3 million during the three months ended September 30, 2014, an increase of $1.5 million in capital deployed. The change was due to an increase in student loan capital deployed with no corresponding student loan portfolios purchased in the same period in 2014. During the nine months ended September 30, 2015, other purchases were $179.1 million of face value at a price of $23.4 million compared to $145.0 million of face value at a price of $5.8 million during the nine months ended September 30, 2014, an increase of $34.2 million in face value and $17.6 million in capital deployed. These increases were due to increases in commercial and student loan purchasing consistent with our diversification strategy.

Our average price for other purchases increased from 4.3% to 10.0% during the three months ended September 30, 2015 and from 4.0% to 13.1% during the nine months ended September 30, 2015 primarily due to the product and portfolio mix purchased, with certain portfolios containing a significantly higher proportion of high quality accounts. In addition, there have been more commercial fresh and student loan purchases for the nine months of 2015 compared to 2014. We continue to deploy capital into the other category only if the anticipated return exceeds our targeted return thresholds.

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

The following table summarizes the cash proceeds activity for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Cash Proceeds ($ in thousands)	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Credit card/consumer loan collections
Non-legal collections	$30,003	$44,278	$(14,275)	(32.2)%	$102,237	$147,189	$(44,952)	(30.5)%
Legal collections	45,418	51,058	(5,640)	(11.0)%	141,076	158,321	(17,245)	(10.9)%
Other collections(1)	9,005	5,172	3,833	74.1%	23,717	15,419	8,298	53.8%
Total collections	84,426	100,508	(16,082)	(16.0)%	267,030	320,929	(53,899)	(16.8)%
Sales, recourse & bankruptcy proceeds	1,845	1,593	252	15.8%	5,321	5,316	5	0.1%
Total cash proceeds on purchased debt	$86,271	$102,101	$(15,830)	(15.5)%	$272,351	$326,245	$(53,894)	(16.5)%
(1)    Other includes non-legal collections, legal collections, and court cost recoveries on commercial, student loan, medical, and other accounts.

Credit Card/Consumer Loan Collections

Non-legal Collections

Credit card and consumer loan non-legal collections were $30.0 million during the three months ended September 30, 2015 compared to $44.3 million during the three months ended September 30, 2014, a decrease of $14.3 million or 32.2%. During the nine months ended September 30, 2015, credit card and consumer loan non-legal collections were $102.2 million compared to $147.2 million during the nine months ended September 30, 2014, a decrease of $45.0 million or 30.5%. This decrease was driven primarily by lower face value of purchases in the past two years and therefore less inventory in the non-legal channel. Credit card/consumer loan non-legal collections represented 35.5% and 44.1% of total collections during the three months ended September 30, 2015 and 2014, respectively and 38.3% and 45.9% of total collections during the nine months ended September 30, 2015 and 2014, respectively.

Legal Collections

Credit card and consumer loan legal collections were $45.4 million during the three months ended September 30, 2015 compared to $51.1 million during the three months ended September 30, 2014, a decrease of $5.6 million or 11.0%. During the nine months ended September 30, 2015, credit card and consumer loan legal collections were $141.1 million compared to $158.3 million during the nine months ended September 30, 2014, a decrease of $17.2 million or 10.9%. Legal collections were impacted less by the lower volume of purchases than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced. Credit card/consumer loan legal collections represented 53.8% and 50.8% of total collections during the three months ended September 30, 2015 and 2014, respectively and 52.8% and 49.3% of total collections during the nine months ended September 30, 2015 and 2014, respectively.

Other Collections

Other collections were $9.0 million during the three months ended September 30, 2015 compared to $5.2 million during the three months ended September 30, 2014, an increase of $3.8 million or 74.1%. During the nine months ended September 30, 2015, other collections were $23.7 million compared to $15.4 million during the nine months ended September 30, 2014, an increase of $8.3 million or 53.8%. The increase in other collections in 2015 was primarily due to an increase in commercial collections of $7.6 million or 59.8% resulting from increased commercial purchasing consistent with our diversification strategy.

Sales, Recourse, and Bankruptcy Proceeds

Sales, recourse, and bankruptcy proceeds were $1.8 million during the three months ended September 30, 2015 compared to $1.6 million during the three months ended September 30, 2014. During the nine months ended September 30, 2015, sales, recourse, and bankruptcy proceeds were consistent with the nine months ended September 30, 2014 at $5.3 million. While total sales, recourse and bankruptcy proceeds have remained fairly consistent, bankruptcy proceeds have increased in 2015 by $2.3 million offset by a continued decrease in sales and recourse. With very few exceptions, such as discontinued medical portfolios, we no longer sell accounts.

Consolidated Results

The following table summarizes the results of our operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	Three Months Ended
	September 30,
Consolidated Results ($ in thousands)	2015	2014	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$50,522	$56,985	$(6,463)	(11.3)%
Other revenue	10	14	(4)	(28.6)%
Total revenues	50,532	56,999	(6,467)	(11.3)%
Expenses
Purchased debt expense	25,996	35,704	(9,708)	(27.2)%
Court costs, net	8,471	8,422	49	0.6%
Salaries and payroll taxes	9,430	7,766	1,664	21.4%
General and administrative	2,758	3,549	(791)	(22.3)%
Depreciation and amortization	1,585	1,738	(153)	(8.8)%
Total operating expenses	48,240	57,179	(8,939)	(15.6)%
Operating income (loss)	2,292	(180)	2,472	(1)
Other expenses
Interest expense	11,165	11,049	116	1.0%
Other expense	85	80	5	6.3%
Total other expenses	11,250	11,129	121	1.1%
Loss before income taxes	(8,958)	(11,309)	2,351	20.8%
Income tax expense	(766)	(1,699)	933	54.9%
Net loss	$(9,724)	$(13,008)	$3,284	25.2%
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $50.5 million during the three months ended September 30, 2015 compared to $57.0 million during the three months ended September 30, 2014, a decrease of $6.5 million or 11.3%. The change was predominantly due to a $7.5 million decrease in gross revenue on level yield assets as a result of a decrease in the carrying value of purchased debt driven by lower purchasing. The average carrying value of level yield purchased debt assets decreased from $228.8 million for the three months ended September 30, 2014 to $160.1 million for the three months ended September 30, 2015.

An increase in net valuation allowance reversals partially offset the decrease in gross revenue on level yield assets. During the three months ended September 30, 2015, we recorded $1.6 million in net reversals of non-cash valuation allowances primarily related to over performance on certain 2007 - 2009 level yield pools and partially offset by a non-cash valuation allowance on a cost recovery portfolio. During the three months ended September 30, 2014, we recorded $1.3 million net expense for non-cash valuation allowances.

In addition, there was a decrease in purchased debt royalties of $1.4 million due to the discontinuance of royalty fees effective June 1, 2015.

Purchased Debt Expense

Purchased debt expense was $26.0 million during the three months ended September 30, 2015 compared to $35.7 million during the three months ended September 30, 2014. Purchased debt expense decreased $9.7 million or 27.2%, which was primarily attributable to a decrease of 16.0% in total collections on purchased debt, and lower fees paid to our branch offices based on the new legal compensation structure which became effective May 1, 2015.

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

The following table summarizes our costs to collect and our costs to collect excluding court costs as a percentage of total collections for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	Three Months Ended
	September 30,
Costs to Collect ($ in thousands)	2015	2014	$ Variance	% Variance
Total collections	84,426	100,508	$(16,082)	(16.0)%

Costs to collect(1)	34,785	44,435	(9,650)	(21.7)%
Costs to collect as a % of collections	41.2%	44.2%

Costs to collect excluding court costs	25,996	35,704	(9,708)	(27.2)%
Costs to collect excluding court costs as a % of collections	30.8%	35.5%
(1)    Excludes court cost recoveries of $0.3 million and $0.3 million, respectively, to arrive at gross court costs.

The decrease in costs to collect as a percentage of collections was primarily due to the lower fees paid to our branch offices based on the new legal compensation structure which became effective May 1, 2015. The decrease was partially offset by an increase in court costs as a percentage of collections primarily due to the timing of legal proceedings.

Salaries and Payroll Taxes

Salaries and payroll taxes were $9.4 million during the three months ended September 30, 2015, compared to $7.8 million during the three months ended September 30, 2014, an increase of $1.7 million or 21.4%. The increase was mostly driven by an increase in headcount and related compensation expenses primarily related to compliance staffing. In addition, there was a severance accrual of $0.7 million related to a reduction in force that occurred at the end of the quarter.

Income Tax Expense

For the three months ended September 30, 2015 the combined state, federal and Canadian tax expense from operations was $0.8 million compared to $1.7 million for the same period in 2014. Tax expense in 2015 was primarily comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% and deferred expense of $0.1 million related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Partially offsetting the expense recognized for the quarter ended September 30, 2015 was a $0.7 million income tax benefit in the U.S. resulting from a state tax refund claim filed with the State of Colorado in the third quarter of 2015 related to the 2013 return. The refund claim arose from a Private Letter Ruling ("PLR") issued by the State allowing an alternative apportionment method. Tax expense in 2014 included a $1.1 million expense related to withholding tax in Canada on foreign income recognized in the U.S. under IRC Section 956. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at September 30, 2015.

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

The following table summarizes the results of our operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months Ended
	September 30,
Consolidated Results ($ in thousands)	2015	2014	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$151,745	$195,313	$(43,568)	(22.3)%
Other revenue	35	42	(7)	(16.7)%
Total revenues	151,780	195,355	(43,575)	(22.3)%
Expenses
Purchased debt expense	90,486	113,181	(22,695)	(20.1)%
Court costs, net	22,810	27,563	(4,753)	(17.2)%
Salaries and payroll taxes	27,156	22,853	4,303	18.8%
General and administrative	9,053	11,130	(2,077)	(18.7)%
Depreciation and amortization	4,971	5,086	(115)	(2.3)%
Total operating expenses	154,476	179,813	(25,337)	(14.1)%
Operating (loss) income	(2,696)	15,542	(18,238)	(1)
Other expenses
Interest expense	33,460	33,133	327	1.0%
Other expense (income)	246	273	(27)	(9.9)%
Total other expenses	33,706	33,406	300	0.9%
Loss before income taxes	(36,402)	(17,864)	(18,538)	(103.8)%
Income tax expense	(3,169)	(4,807)	1,638	34.1%
Net loss	$(39,571)	$(22,671)	$(16,900)	(74.5)%
(1)    Not meaningful.

Purchased Debt Revenue, Net

Purchased debt revenue, net was $151.7 million during the nine months ended September 30, 2015 compared to $195.3 million during the nine months ended September 30, 2014, a decrease of $43.6 million or 22.3%. The change was predominantly due to a $43.1 million decrease in gross revenue on level yield assets as a result of a decrease in the carrying value of purchased debt driven by lower purchasing. The average carrying value of level yield purchased debt assets decreased from $237.6 million for the nine months ended September 30, 2014 to $181.7 million for the nine months ended September 30, 2015.

An increase in net valuation allowance reversals partially offset the decrease in gross revenue on level yield assets. During the nine months ended September 30, 2015, we recorded $4.2 million in net reversals of non-cash valuation allowances primarily related to over performance on certain 2007 - 2009 level yield pools and partially offset by non-cash valuation allowances on certain cost recovery portfolios. During the nine months ended September 30, 2014, we recorded $0.8 million net expense for non-cash valuation allowances.

In addition, purchased debt royalties decreased $3.0 million primarily due to lower non-legal collections on which the royalty was calculated prior to June 1, 2015 as well as the discontinuance of royalty fees effective June 1, 2015.

Purchased Debt Expense

Purchased debt expense was $90.5 million during the nine months ended September 30, 2015 compared to $113.2 million during the nine months ended September 30, 2014. Purchased debt expense decreased $22.7 million or 20.1%, which was primarily attributable to a decrease of 16.8% in total collections on purchased debt, and lower fees paid to our branch offices based on the new legal compensation structure which became effective May 1, 2015.

Court Costs, Net

Court costs, net were $22.8 million during the nine months ended September 30, 2015, compared to $27.6 million during the nine months ended September 30, 2014, a decrease of $4.8 million or 17.2% primarily due to lower volumes purchased over the past two years. Court costs are expensed as incurred; however, partial recovery of these costs occurs over several years. We estimate that we recover in excess of one-third of all court costs expended.

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

The following table summarizes our costs to collect and our costs to collect excluding court costs as a percentage of total collections for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months Ended
	September 30,
Costs to Collect ($ in thousands)	2015	2014	$ Variance	% Variance
Total collections	267,030	320,929	$(53,899)	(16.8)%

Costs to collect(1)	114,186	141,689	(27,503)	(19.4)%
Costs to collect as a % of collections	42.8%	44.1%

Costs to collect excluding court costs	90,486	113,181	(22,695)	(20.1)%
Costs to collect excluding court costs as a % of collections	33.9%	35.3%
(1)    Excludes court cost recoveries of $0.9 million and $0.9 million, respectively, to arrive at gross court costs.

The decrease in costs to collect as a percentage of collections was primarily due to the lower fees paid to our branch offices based on the new legal compensation structure which became effective May 1, 2015. These decreases were partially offset by an increase in other collection expenses as a percentage of collections.

Salaries and Payroll Taxes

Salaries and payroll taxes were $27.2 million during the nine months ended September 30, 2015, compared to $22.9 million during the nine months ended September 30, 2014, an increase of $4.3 million or 18.8%. The increase was mostly driven by an increase in headcount and related compensation expenses primarily related to increased compliance staffing. In addition, there was a severance accrual of $0.7 million related to a reduction in force that occurred at the end of the quarter.

General and Administrative Expenses

General and administrative expenses were $9.1 million during the nine months ended September 30, 2015, compared to $11.1 million during the nine months ended September 30, 2014, a decrease of $2.1 million or 18.7%. This decrease was primarily due to decreases in professional fees, marketing, and travel and entertainment expenses.

Income Tax Expense

For the nine months ended September 30, 2015 the combined state, federal and Canadian tax expense from operations was $3.2 million compared to $4.8 million for the same period in 2014. Tax expense in 2015 was primarily comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5% and deferred expense of $0.3 million related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Partially offsetting the expense recognized in 2015 was a $0.7 million income tax benefit resulting from a state tax refund claim filed with the State of Colorado in the third quarter of 2015 related to the 2013 return. The refund claim arose from a Private Letter Ruling ("PLR") issued by the State allowing an alternative apportionment method. Tax expense in 2014 included a $1.1 million expense related to withholding tax in Canada on foreign income recognized in the U.S. under IRC Section 956. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during

2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at September 30, 2015.

While virtually all IRC Section 956 income generated in the U.S. during 2015 can be offset by the Company’s net operating losses in the U.S., the $0.3 million expense relates specifically to withholding taxes on the amount of the deemed distribution under IRC Section 956, which would be payable in Canada upon an actual distribution in the future. Therefore, to the extent the amount of Canadian earnings and profits deemed distributed is not actually repatriated to the U.S., the withholding tax will not be paid.

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

The following table summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Adjusted EBITDA ($ in thousands)	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Non-legal collections	$30,003	$44,278	$(14,275)	(32.2)%	$102,237	$147,189	$(44,952)	(30.5)%
Legal collections	45,418	51,058	(5,640)	(11.0)%	141,076	158,321	(17,245)	(10.9)%
Other collections(1)	9,005	5,172	3,833	74.1%	23,717	15,419	8,298	53.8%
Sales, recourse & bankruptcy proceeds	1,845	1,593	252	15.8%	5,321	5,316	5	0.1%
Contribution of other business activities(2)	(23)	1,393	(1,416)	(5)	1,683	4,707	(3,024)	(64.2)%
Total inflows	86,248	103,494	(17,246)	(16.7)%	274,034	330,952	(56,918)	(17.2)%

Purchased debt expense	25,996	35,704	(9,708)	(27.2)%	90,486	113,181	(22,695)	(20.1)%
Court costs, net	8,471	8,422	49	0.6%	22,810	27,563	(4,753)	(17.2)%
Salaries, general and administrative expenses	12,188	11,315	873	7.7%	36,209	33,983	2,226	6.6%
Other(3)	492	468	24	5.1%	1,389	1,443	(54)	(3.7)%
Total outflows	47,147	55,909	(8,762)	(15.7)%	150,894	176,170	(25,276)	(14.3)%
Adjustments(4)	894	211	683	(5)	1,441	1,016	425	41.8%
Adjusted EBITDA	$39,995	$47,796	$(7,801)	(16.3)%	$124,581	$155,798	$(31,217)	(20.0)%

(1)	Other includes non-legal collections, legal collections, and court cost recoveries on commercial, student loan, medical, and other accounts.

(2)	Includes royalties on purchased debt (discontinued as of June 1, 2015) and other revenue.

(3)	Represents certain other items consistent with our debt covenant calculation.

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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net loss to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended				Nine Months Ended
Reconciliation of Net Loss to Adjusted EBITDA ($ in thousands)	September 30,				September 30,
	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Net loss	$(9,724)	$(13,008)	$3,284	25.2%	$(39,571)	$(22,671)	$(16,900)	(74.5)%
Interest expense	11,165	11,049	116	1.0%	33,460	33,133	327	1.0%
Interest income	(41)	(44)	3	6.8%	(125)	(101)	(24)	(23.8)%
Income tax expense	766	1,699	(933)	(54.9)%	3,169	4,807	(1,638)	(34.1)%
Depreciation and amortization	1,585	1,738	(153)	(8.8)%	4,971	5,086	(115)	(2.3)%
EBITDA	3,751	1,434	2,317	161.6%	1,904	20,254	(18,350)	(90.6)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	36,918	44,820	(7,902)	(17.6)%	125,452	133,720	(8,268)	(6.2)%
Purchased debt valuation allowance reversals(2)	(1,568)	1,331	(2,899)	(5)	(4,216)	808	(5,024)	(5)
Certain other or non-cash expenses
Stock option expense(3)	9	17	(8)	(47.1)%	29	66	(37)	(56.1)%
Other(4)	885	194	691	(5)	1,412	950	462	48.6%
Adjusted EBITDA	$39,995	$47,796	$(7,801)	(16.3)%	$124,581	$155,798	$(31,217)	(20.0)%
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
(5)    Not meaningful.

The table below reconciles net cash used in operating activities to Adjusted EBITDA for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months Ended
Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA ($ in thousands)	September 30,
	2015	2014	$ Variance	% Variance
Net cash used in operating activities	$(46,357)	$(27,047)	$(19,310)	(71.4)%
Proceeds applied to purchased debt principal(1)	125,452	133,720	(8,268)	(6.2)%
Interest expense to be paid in cash(2)	30,982	30,931	51	0.2%
Interest income	(125)	(101)	(24)	(23.8)%
Amortization of prepaid and other non-cash expenses	(4,631)	(3,252)	(1,379)	(42.4)%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	17,010	18,333	(1,323)	(7.2)%
Other operating assets and liabilities and deferred taxes(4)	(2,331)	(2,543)	212	8.3%
Income tax expense	3,169	4,807	(1,638)	(34.1)%
Other(5)	1,412	950	462	48.6%
Adjusted EBITDA	$124,581	$155,798	$(31,217)	(20.0)%
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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

Domestic Segment Performance Summary	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Purchases - face value	$134,797	$184,475	$(49,678)	(26.9)%	$580,339	$665,222	$(84,883)	(12.8)%
Purchases - price	15,834	21,570	(5,736)	(26.6)%	62,804	81,839	(19,035)	(23.3)%
Purchases - price (%)	11.7%	11.7%			10.8%	12.3%
Cash proceeds on purchased debt	75,986	91,035	(15,049)	(16.5)%	239,251	293,373	(54,122)	(18.4)%
Total revenues	42,952	50,004	(7,052)	(14.1)%	130,635	175,208	(44,573)	(25.4)%
Adjusted EBITDA(1)	32,316	39,742	(7,426)	(18.7)%	99,837	131,945	(32,108)	(24.3)%

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

Purchases

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Total domestic purchases decreased $49.7 million or 26.9% in face value and decreased $5.7 million or 26.6% in capital deployed. Credit card/consumer loan - fresh debt purchases decreased $18.8 million in face value and $6.0 million in capital deployed. This decrease is attributed to reduced supply and elevated pricing in the market. Credit card/consumer loan - non-fresh debt purchases decreased $15.1 million in face value and $1.3 million in capital deployed. Purchases of other accounts decreased $15.7 million in face value primarily due to product and portfolio mix with an increase in capital deployed of $1.5 million. The additional capital deployed was related to student loan purchasing with no student loan portfolios purchased in the same period in 2014.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Total domestic purchases decreased $84.9 million or 12.8% in face value and decreased $19.0 million or 23.3% in capital deployed. Credit card/consumer loan - fresh debt purchases decreased $240.5 million in face value and $43.8 million in capital deployed. This decrease is attributed to reduced supply and elevated pricing in the market. Credit card/consumer loan - non-fresh purchases increased $121.5 million in face value and $7.1 million in capital deployed due to more favorable opportunities in the non-fresh category compared to fresh. Purchases of other accounts increased $34.2 million in face value and $17.6 million in capital deployed primarily due to increases in commercial and student loan purchasing consistent with our diversification strategy.

Cash Proceeds

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Domestic cash proceeds on purchased debt decreased $15.0 million or 16.5%. The largest driver was a $13.5 million or 38.7% decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in the past two years and therefore less inventory in the non-legal channel. In addition, credit card/consumer loan legal collections decreased $5.7 million or 11.5%. Legal collections were impacted less by the lower purchases volume than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Domestic cash proceeds on purchased debt decreased $54.1 million or 18.4%. The largest driver was a $44.6 million or 37.5% decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in the past two years and therefore less inventory in the non-legal channel. In addition, credit card/consumer loan legal collections decreased $17.5 million or 11.3% due to the lower face value of purchases. Legal collections were impacted less by the lower purchases volume than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced.

Total Revenues

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Total domestic revenues decreased $7.1 million or 14.1%. Gross revenue on level yield assets decreased by $8.8 million, which was driven by a decrease in the carrying value of purchased debt.

An increase in net valuation allowance reversals partially offset the decrease in gross revenue on level yield assets. During the three months ended September 30, 2015, we recorded $1.6 million in net reversals of non-cash valuation allowances primarily related to over performance on certain 2007 - 2009 level yield pools and partially offset by a non-cash valuation allowance on a cost recovery portfolio. During the three months ended September 30, 2014, we recorded $1.3 million net expense for non-cash valuation allowances.

In addition, purchased debt royalties decreased $1.4 million due to the discontinuance of royalty fees effective June 1, 2015.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Total domestic revenues decreased $44.6 million or 25.4%. Gross revenue on level yield assets decreased by $46.1 million, which was driven by a decrease in the carrying value of purchased debt.

An increase in net valuation allowance reversals partially offset the decrease in gross revenue on level yield assets. During the nine months ended September 30, 2015, we recorded $4.2 million in net reversals of non-cash valuation allowances primarily related to over performance on certain 2007 - 2009 level yield pools and partially offset by non-cash valuation allowances on certain cost recovery portfolios. During the nine months ended September 30, 2014, we recorded $0.8 million net expense for non-cash valuation allowances.

In addition, purchased debt royalties decreased $3.0 million primarily due to lower non-legal collections on which the royalty was calculated prior to June 1, 2015 as well as the discontinuance of royalty fees effective June 1, 2015.

Adjusted EBITDA

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Domestic Adjusted EBITDA decreased $7.4 million or 18.7%, primarily driven by the decrease in cash proceeds on purchased debt of $15.0 million, which resulted in a partially offsetting $9.3 million decrease in costs to collect.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Domestic Adjusted EBITDA decreased $32.1 million or 24.3%, primarily driven by the decrease in cash proceeds on purchased debt of $54.1 million, which resulted in a partially offsetting $26.9 million decrease in costs to collect.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

Canada Segment Performance Summary	Three Months Ended				Nine Months Ended
	September 30,				September 30,
($ in thousands)	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
Purchases - face value	$276,194	$157,640	$118,554	75.2%	$344,648	$238,497	$106,151	44.5%
Purchases - price	11,217	8,096	3,121	38.5%	17,960	15,643	2,317	14.8%
Purchases - price (%)	4.1%	5.1%			5.2%	6.6%
Cash proceeds on purchased debt	10,285	11,066	(781)	(7.1)%	33,100	32,872	228	0.7%
Total revenues	7,580	6,995	585	8.4%	21,145	20,147	998	5.0%
Adjusted EBITDA(1)	7,679	8,054	(375)	(4.7)%	24,744	23,853	891	3.7%

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

Purchases

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Purchases by our Canada segment increased $118.6 million or 75.2% in face value net of negative foreign currency translation impact of $70.5 million, and increased $3.1 million or 38.5% in capital deployed net of negative foreign currency translation impact of $2.7 million. The increase in face value and capital deployed was primarily due to a significant portfolio acquisition during the quarter. In addition, the incremental increase in face value was due to a decrease in average price based on higher credit card/consumer loan - non-fresh purchasing.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Purchases by our Canada segment increased $106.2 million or 44.5% in face value net of negative foreign currency translation impact of $80.2 million and increased $2.3 million or 14.8% in capital deployed net of negative foreign currency translation impact of $3.7 million. The increase in face value and capital deployed was due to a significant portfolio acquisition during the most recent quarter.

Cash Proceeds

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Canada's cash proceeds on purchased debt decreased $0.8 million or 7.1% due to foreign currency translation impact of $2.2 million. The increase in proceeds prior to foreign currency translation was primarily due to an increase in purchasing and higher collections on those purchases for the trailing four quarters as of September 30, 2015 compared to the trailing four quarters as of September 30, 2014.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Canada's cash proceeds on purchased debt remained consistent due to negative foreign currency translation impact of $5.8 million. The increase in proceeds prior to foreign currency translation was primarily due to an increase in purchasing and higher collections on those purchases for the trailing four quarters as of September 30, 2015 compared to the trailing four quarters as of September 30, 2014.

Total Revenues

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Total revenues from our Canada segment increased $0.6 million or 8.4%, net of negative foreign currency translation impact of $1.8 million. The increase in revenue prior to foreign currency translation was primarily due to an increase in gross revenue on level yield assets. This increase was due to better than expected collections on a number of level yield pools that resulted in full amortization of those pools and thus an increase in level yield revenue. In addition, higher level yield revenue resulted from a 25.4% increase in the average carrying value of level yield purchased debt assets.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Total revenues from our Canada segment increased $1.0 million or 5.0%, net of negative foreign currency translation impact of $3.9 million. The increase in revenue prior to foreign currency translation was primarily due to an increase in gross revenue on level yield assets. This increase was due to better than expected collections on a number of level yield pools that resulted in full amortization of those pools and thus an increase in level yield revenue. In addition, higher level yield revenue resulted from a 35.2% increase in the average carrying value of level yield purchased debt assets.

Adjusted EBITDA

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Canada Adjusted EBITDA remained consistent due to negative foreign currency translation impact of $1.6 million. The increase in Adjusted EBITDA prior to foreign currency adjustment was primarily driven by the increase in cash proceeds on purchased debt.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Canada Adjusted EBITDA increased $0.9 million or 3.7%, net of negative foreign currency translation impact of $4.4 million. This increase was primarily driven by the increase in cash proceeds on purchased debt.

Supplemental Performance Data

Our Owned Portfolios

As of September 30, 2015, our active owned charged-off receivables in the U.S. and Canada totaled $8.9 billion in face value and consisted of approximately 2.1 million accounts. We believe that these accounts will represent a significant base of cash flows for us. The following table sets forth summary information on our active owned charged-off receivables as of September 30, 2015.

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value(3) ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,306	$4,074	$5,321	59.8%	$2,136	80.2%
Credit Card/Consumer Loan - Non-Fresh	763	3,507	2,676	30.1%	366	13.7%
Other(2)	54	16,574	895	10.1%	163	6.1%
Total/Average	2,123	$4,188	$8,892	100.0%	$2,665	100.0%

(1)	Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts.

(2)	Other includes commercial, student loan, medical and other purchased debt assets.

(3)	Canadian amounts converted to U.S. dollars using the exchange rate as of September 30, 2015.

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

U.S. Purchased Debt Portfolio as of September 30, 2015 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds(5)	Gross ROI(6)
2006 and prior	$896,340	$(5,227)	$394	—%	$2,114,070	$6,924	$2,120,994	2.37x
2007	236,005	(55,093)	2,051	1%	355,733	4,478	360,211	1.53x
2008	226,030	(65,419)	2,828	1%	346,019	6,357	352,376	1.56x
2009	105,157	(382)	1,325	1%	216,902	8,666	225,568	2.15x
2010	164,117	(2,172)	77	—%	411,439	31,642	443,081	2.70x
2011	244,959	(2,762)	1,183	—%	570,881	65,129	636,010	2.60x
2012	246,011	(4,078)	10,760	4%	475,395	88,008	563,403	2.29x
2013	240,595	(4,909)	53,048	22%	308,847	130,771	439,618	1.83x
2014	105,532	(799)	38,951	37%	81,505	79,879	161,384	1.53x
2015	62,804	(395)	50,259	80%	15,151	93,161	108,312	1.72x
Total	$2,527,550	$(141,236)	$160,876		$4,895,942	$515,015	$5,410,957	2.14x

(1)	Purchase price represents cost of each purchase.

(2)	Valuation allowance represents the total valuation allowance on our purchased debt, net of reversals.

(3)	Portfolio carrying value represents the net book value of our purchased debt portfolios excluding the impact of the branch office asset purchase program (discontinued).

(4)	Percentage of carrying value unamortized represents the carrying value divided by the purchase price.

(5)	Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(6)	Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of September 30, 2015 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value(2)	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI
2006 and prior	$5,885	$—	$—	—%	$9,625	$1	$9,626	1.64x
2007	7,889	—	—	—%	15,267	47	15,314	1.94x
2008	6,282	—	—	—%	10,017	210	10,227	1.63x
2009	3,350	—	—	—%	9,781	339	10,120	3.02x
2010	7,706	—	—	—%	30,710	2,747	33,457	4.34x
2011	22,745	—	—	—%	63,337	5,140	68,477	3.01x
2012	26,746	—	—	—%	53,369	4,879	58,248	2.18x
2013	17,515	—	1,485	8%	26,669	8,919	35,588	2.03x
2014	21,215	—	6,531	31%	19,876	19,408	39,284	1.85x
2015	17,960	—	12,147	68%	8,232	35,485	43,717	2.43x
Total	$137,293	$—	$20,163		$246,883	$77,175	$324,058	2.36x
(1)    Converted to U.S. dollars using average historical exchange rates effective in the month of activity.
(2)    Converted to U.S. dollars using the exchange rate as of September 30, 2015.

Consolidated Purchased Debt Portfolio as of September 30, 2015 (U.S. dollars in thousands)

Purchase Period	Purchase Price	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds	Gross ROI
2006 and prior	$902,225	$(5,227)	$394	—%	$2,123,695	$6,925	$2,130,620	2.36x
2007	243,894	(55,093)	2,051	1%	371,000	4,525	375,525	1.54x
2008	232,312	(65,419)	2,828	1%	356,036	6,567	362,603	1.56x
2009	108,507	(382)	1,325	1%	226,683	9,005	235,688	2.17x
2010	171,823	(2,172)	77	—%	442,149	34,389	476,538	2.77x
2011	267,704	(2,762)	1,183	—%	634,218	70,269	704,487	2.63x
2012	272,757	(4,078)	10,760	4%	528,764	92,887	621,651	2.28x
2013	258,110	(4,909)	54,533	21%	335,516	139,690	475,206	1.84x
2014	126,747	(799)	45,482	36%	101,381	99,287	200,668	1.58x
2015	80,764	(395)	62,406	77%	23,383	128,646	152,029	1.88x
Total	$2,664,843	$(141,236)	$181,039		$5,142,825	$592,190	$5,735,015	2.15x

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. owned charged-off receivables as of September 30, 2015 will generate a total of approximately $515.0 million of gross cash proceeds. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Calendar Year Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	2015	2016	2017	2018	2019	2020	2021	2022	2023 and thereafter(2)	Total
2006 and prior(1)	$1,675	$3,818	$1,173	$258	$—	$—	$—	$—	$—	$6,924
2007	634	1,600	1,242	796	206	—	—	—	—	4,478
2008	1,442	2,445	919	1,031	418	102	—	—	—	6,357
2009	1,290	3,943	2,007	559	537	264	66	—	—	8,666
2010	3,824	12,543	8,366	4,174	1,158	1,006	457	114	—	31,642
2011	6,244	21,511	15,045	10,069	5,674	2,753	2,134	1,226	473	65,129
2012	9,974	29,645	19,178	13,179	8,670	4,052	1,335	1,289	686	88,008
2013	14,927	47,076	26,059	17,873	12,590	8,115	3,629	388	114	130,771
2014	9,763	28,993	16,048	8,897	5,327	3,879	3,049	2,440	1,483	79,879
2015	10,049	30,232	18,227	11,063	7,313	5,283	4,113	3,320	3,561	93,161
Total	$59,822	$181,806	$108,264	$67,899	$41,893	$25,454	$14,783	$8,777	$6,317	$515,015
Cumulative Percent	11.6%	46.9%	67.9%	81.1%	89.3%	94.2%	97.1%	98.8%	100.0%

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 - 84 Months	85 - 96 Months	97 Months+ (2)	Total
2006 and prior(1)	$4,888	$1,566	$458	$12	$—	$—	$—	$—	$—	$6,924
2007	1,900	1,308	912	352	6	—	—	—	—	4,478
2008	3,566	983	1,069	583	149	7	—	—	—	6,357
2009	4,428	2,491	747	551	355	89	5	—	—	8,666
2010	13,639	9,396	5,222	1,581	1,015	622	157	10	—	31,642
2011	23,103	16,431	11,244	6,761	3,166	2,284	1,423	686	31	65,129
2012	33,409	21,363	14,347	9,793	5,206	1,578	1,350	724	238	88,008
2013	52,680	29,814	19,636	13,659	9,246	4,741	862	69	64	130,771
2014	33,086	18,502	10,413	5,866	4,157	3,236	2,566	1,918	135	79,879
2015	33,902	20,968	12,345	8,079	5,682	4,360	3,495	2,864	1,466	93,161
Total	$204,601	$122,822	$76,393	$47,237	$28,982	$16,917	$9,858	$6,271	$1,934	$515,015
Cumulative Percent	39.7%	63.6%	78.4%	87.6%	93.2%	96.5%	98.4%	99.6%	100.0%

(1)	Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2006.

(2)	Although the maximum forecast period for charged-off receivables is 144 months, cash flows for portfolios purchased after 2012 are not currently forecasted beyond 108 months.

Historical Proceeds
The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase.

U.S. Period of Proceeds ($ in thousands)

Purchase Year	2006 & Prior(2)	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
2006 & Prior(1)	$1,329,748	$338,808	$180,830	$96,778	$61,165	$40,410	$26,238	$18,207	$13,516	$8,370	$2,114,070
2007	—	98,929	111,049	54,363	34,500	21,178	14,424	9,919	6,889	4,482	355,733
2008	—	—	98,025	88,017	65,471	38,416	24,983	15,024	9,699	6,384	346,019
2009	—	—	—	49,074	71,698	41,300	27,948	13,681	8,407	4,794	216,902
2010	—	—	—	—	90,429	130,132	94,374	53,213	27,698	15,593	411,439
2011	—	—	—	—	—	163,304	196,236	120,068	60,322	30,951	570,881
2012	—	—	—	—	—	—	176,605	163,096	88,015	47,679	475,395
2013	—	—	—	—	—	—	—	122,488	119,738	66,621	308,847
2014	—	—	—	—	—	—	—	—	42,279	39,226	81,505
2015	—	—	—	—	—	—	—	—	—	15,151	15,151
Total	$1,329,748	$437,737	$389,904	$288,232	$323,263	$434,740	$560,808	$515,696	$376,563	$239,251	$4,895,942
(1)    Represents purchase vintage years 1998-2006.
(2)    Represents proceeds from purchased debt during the years 1998-2006.

The following chart represents our historical proceeds on owned debt by quarter, with collections shown in black and sales, recourse & bankruptcy proceeds in gray.

Quarterly Cash Proceeds ($ in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Q3 2001
Q1 2002
Q3 2002
Q1 2003
Q3 2003
Q1 2004
Q3 2004
Q1 2005
Q3 2005
Q1 2006
Q3 2006
Q1 2007
Q3 2007
Q1 2008
Q3 2008
Q1 2009
Q3 2009
Q1 2010
Q3 2010
Q1 2011
Q3 2011
Q1 2012
Q3 2012
Q1 2013
Q3 2013
Q1 2014
Q3 2014
Q1 2015
Q3 2015

Liquidity and Capital Resources

Working Capital

Our primary sources of working capital are cash proceeds from purchased debt, excess cash balances and bank borrowings. Our working capital levels fluctuate throughout the year based on purchasing volumes and are generally positively affected by first and second quarter collections each year when we historically tend to have higher collections. Generally, these higher first and second quarter collections are driven by tax refunds, patterns of seasonal employment, and the impact of reductions in consumer spending following the holiday season. We use our working capital to purchase charged-off receivables, service our indebtedness, and fund our operations to generate long-term growth.

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

The Company from time to time enters into forward flow purchase agreements with various debt sellers to purchase specified amounts of debt for designated prices. These contracts typically cover a year or less and can generally be canceled by the Company at its discretion with 30-60 days’ notice. At September 30, 2015, the Company did not have any non-cancelable forward flow purchase agreements.

Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. As of September 30, 2015, our total availability under our line of credit was $15.2 million based on our borrowing base calculation, and our non-restricted cash balances were $17.1 million, resulting in liquidity as of September 30, 2015 of $32.3 million. Based on our current projections, we consider our liquidity to be sufficient to fund operations through the maturity of our existing revolving facility in April of 2016. This projection assumes no material impact from our projected non-compliance with the Adjusted EBITDA covenant as of December 31, 2015 further described under the “Covenants” heading within the “Long-term Financing” section of Management’s Discussion and Analysis.

The Company's revolving line of credit facility, which had a balance of $150.6 million at September 30, 2015, matures in April 2016. We are currently in active discussions with various investors and lenders to address this maturity as part of the Company’s broader evaluation of its financing options. However, there can be no assurance that this facility will be extended or replaced by a new facility prior to April 2016.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at September 30, 2015 and December 31, 2014 was $442.4 million and $430.4 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the periods presented:

	Nine Months Ended
	September 30,
$ in thousands	2015	2014
Net cash used in operating activities	$(46,357)	$(27,047)
Net cash provided by investing activities	40,680	33,040
Net cash provided by financing activities	9,737	1,113
Increase in cash and cash equivalents (1)	$4,060	$7,106
 (1)    Before the impact of foreign currency translation on cash of $(2,680) and $(573), respectively.

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

Our operating activities used net cash of $46.4 million and $27.0 million during the nine months ended September 30, 2015 and 2014, respectively, resulting in a net increase in cash used in operating activities of $19.3 million. The increase in cash used by operating activities was primarily due to a decrease of $45.6 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding decrease in costs to collect including court costs of $27.5 million. The remaining change in net cash used in operating activities was due to normal changes in operating assets and liabilities.

Investing Activities

Our investing activities provided net cash of $40.7 million and $33.0 million during the nine months ended September 30, 2015 and 2014, respectively. Cash provided by investing activities was primarily driven by cash proceeds applied to the carrying value of our purchased debt offset by investments in charged-off receivables. The increase in cash provided by investing activities of $7.6 million was primarily due to a $16.7 million decrease in investments in purchased debt offset by an $8.3 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value.

Financing Activities

Our financing activities provided net cash of $9.7 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The increase in cash provided by financing activities of $8.6 million was primarily due to a decrease of $63.8 million in payments on our revolving line of credit resulting from reduced proceeds on purchased debt during 2015 compared to 2014 offset by a decrease of $55.3 million in draws on our revolving credit facility.

Long-term Financing

Senior Revolving Credit Facility and Senior Second Lien Notes

As of September 30, 2015, there were no material changes to the Company's revolving credit facility or its Senior Second Lien Notes from the information previously disclosed except for additional draws and repayments on the revolving credit facility. The balance of the outstanding line of credit under the revolving credit facility was $150.6 million and $138.7 million at September 30, 2015 and December 31, 2014, respectively; an increase of $11.9 million. At September 30, 2015, our availability under the line of credit was $15.2 million based on our borrowing base calculation.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA
We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 2.0x at September 30, 2014 to 2.7x at September 30, 2015 as a result of a 26.2% decrease in our TTM Adjusted EBITDA and a 0.4% increase in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt as a result of lower purchasing volumes.

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

As of September 30, 2015, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes. At the time of this filing, management estimates it is probable that the Company will not be in compliance with the Adjusted EBITDA covenant at December 31, 2015. The projected non-compliance is part of the aforementioned discussions with various investors and lenders as the Company is actively evaluating its financing options. There can be no assurance that the Company will be able to obtain a waiver of the Adjusted EBITDA covenant, amend the existing facility to modify this covenant, or otherwise replace the existing facility prior to December 31, 2015. While the Company is actively engaged in discussions with various investors and lenders, there can be no assurance that the Company will be able to extend the current facility or obtain other financing prior to maturity in April 2016. If we are unable to comply with the Adjusted EBITDA covenant and otherwise unable to obtain a waiver of the Adjusted EBITDA covenant or amend the terms of the facility, our current lenders would be entitled to demand immediate repayment of all borrowings and other obligations under the facility. Additionally, such a default under the senior revolving credit facility could trigger a cross default with respect to the Senior Second Lien Notes. Such actions would have a material adverse impact on our financial condition and liquidity.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.5 million and software agreements of $1.0 million as of September 30, 2015.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of September 30, 2015, these notes had outstanding balances of $0.1 million and $0.3 million, respectively. The notes mature on January 15, 2016, and August 15, 2021, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
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

We compared the carrying values of our Domestic and Canada reporting units to their estimated fair values at December 31, 2014. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. As a result of the first step of our goodwill impairment test as of December 31, 2014, we estimated that the fair values for our Domestic and Canada reporting units exceeded their carrying values; thus no impairment was indicated.

We believe that the projected non-compliance with the Adjusted EBITDA covenant as further described in Note 5, as well as other factors, represent indicators of impairment which triggered an interim test for goodwill impairment for our reporting units as of September 30, 2015. Accordingly, we compared the carrying values of our Domestic and Canada reporting units to their estimated fair values at September 30, 2015. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. We used similar methodologies as during our annual impairment test date of December 31, 2014, and updated our business and valuation assumptions for both approaches.

As a result of the first step of our interim goodwill impairment test as of September 30, 2015, we concluded that the fair value of our Canada reporting unit exceeded its carrying value; thus no impairment was indicated.

As a result of the first step of our interim goodwill impairment test as of September 30, 2015, we concluded that the fair value of our Domestic reporting unit did not exceed its carrying value, suggesting the $145.9 million of goodwill assigned to this reporting unit, or a portion thereof, could be impaired. As a consequence, the Company has commenced step two of the impairment assessment to determine the amount of the potential non-cash impairment loss, if any. Step two of the impairment test requires that we perform a theoretical purchase price allocation for the Domestic reporting unit to determine the implied fair value of goodwill to the recorded amount of goodwill. We will complete this process with the assistance of a third party valuation firm.

ASC 350 requires that when the second step of a goodwill impairment analysis is not complete before the interim financial statements are issued, and a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss should be recognized in the financial statements. The projected non-compliance with the Adjusted EBITDA covenant, as well as other factors experienced in our third quarter, triggered the interim impairment test. Given the timing of these events, we have been unable, as of the date of issuing these financial statements, to advance step two of our testing to a point where we are able to provide a reasonable estimate or range of estimates for the potential non-cash impairment of our indefinite lived intangibles at this time. We will complete the analysis during the fourth quarter. If a non-cash impairment loss is recorded, it may be material to the Company's net income but will not affect cash flows or Adjusted EBITDA for the three months ended December 31, 2015.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SQUARETWO FINANCIAL CORPORATION

November 12, 2015	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 12, 2015	By:	/s/ John D. Lowe
	Name:	John D. Lowe
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)