Form 10-K
period 2015-12-31
SquareTwo Financial Corp
filed 2016-04-26
CIK 1505966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of April 25, 2016, 1,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.
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

Such forward-looking statements involve known and unknown risks, including, but not limited to, those identified in "Risk Factors" along with changes in general economic, business and labor conditions. More information regarding such risks and other risks can be found under the headings "Risk Factors," "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. Such risk factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K. New risks and uncertainties may emerge in the future. It is not possible for us to predict all of such risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements. Such risks include those related to:

• our ability to continue as a going concern;
• our ability to extend or refinance our debt obligations as they come due, including without limitation our senior revolving credit facility maturing in April 2016 and our Senior Second Lien Notes maturing in April 2017;
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

Our business model leverages our analytic expertise, technology platform, and in the U.S., a unique combination of SquareTwo-owned call centers operating under the d/b/a name Fresh View Solutions (“Fresh View”), one independently owned collections agency exclusively dedicated to SquareTwo, and a network of regional law offices, also referred to as “branch offices,” exclusively dedicated to SquareTwo. We refer to our U.S. operating business model as the “Closed Loop Network” as all newly acquired customer accounts are managed within our centralized, proprietary technology platform called eAGLE, regardless of where an account is in its lifecycle. This integrated account management system and the Closed Loop Network allow us to achieve the highest level of information security and data accuracy, as well as to strive to provide a uniform customer experience during every stage of collections regardless of location. We utilize non-exclusive law firms to liquidate legacy customer commitments, for collections on accounts where legal judgments and payment plans had been established prior to the formation of our Closed Loop Network. Lastly, in Canada, where we exclusively service our Canadian customers, we utilize a company-owned call center as well as third-party non-legal and legal collection firms.

Our focus throughout the recovery process is on the customer, and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their contractual obligations actually satisfy their obligations. In accordance with our commitment to customer service, respect, and operational excellence, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe allows us to liquidate more effectively.

From 1999, our first full year of purchasing debt, to December 31, 2015, we have invested approximately $2.7 billion in the acquisition of charged-off receivables, representing over $39.0 billion in face value of accounts. From 1999 to December 31, 2015, we have grown our business from $8.7 million to $353.1 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 26%.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested dollars since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of December 31, 2015 of $7.1 billion (active face value) will generate approximately $482.6 million in gross cash proceeds. We refer to this as estimated remaining proceeds ("ERP"). We expect to receive approximately 78% of these proceeds within the next 36 months starting January 1, 2016. In addition, we expect our Canadian owned charged-off receivables of $1.9 billion (active face value) to generate approximately $74.0 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $556.6 million as of December 31, 2015. This compares to total ERP of $654.9 million as of December 31, 2014 and $840.9 million as of December 31, 2013.

These expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our U.S. Closed Loop Network

Recovery efforts on all newly acquired U.S. purchased debt are managed by the Closed Loop Network discussed in the preceding section. Historically, our branch offices were the primary channel for recovery work on our behalf, but during 2014, we expanded our asset recovery options in the U.S. by opening a company-owned call center dedicated to consumer collections. Newly acquired accounts are placed for collection with our Fresh View call centers, where our call center employees are compensated based on their ability to meet our stringent compliance and operating standards. Legal recovery operations, if necessary, continue to progress through our dedicated branch office legal channel.

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

Once accounts are designated for legal recovery efforts, they are placed into the network of legal branch offices. The branch offices perform recovery work exclusively on our behalf and utilize our account management system in accordance with specified contractual arrangements. Effective June 1, 2015, the Company entered into new business agreements with its branch offices replacing the previous contractual arrangements that were subject to franchise law. The new legal framework removed the legal requirements of franchise law in multiple jurisdictions and enables the Company more control and flexibility in how we manage the branch offices. These contractual agreements have a term of three years and provide the branch offices with a license to use our proprietary collection and account management software; however, SquareTwo no longer charges royalty fees as a percentage of each dollar collected.

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

Subsidiary Entities

We operate our domestic charged-off receivables management business through a series of subsidiary entities, including CACH, LLC, CACV of Colorado, LLC, CACH of NJ, LLC, CACV of New Jersey, LLC, SquareTwo Financial Services Corporation (d/b/a Fresh View Solutions), Orsa, LLC, Candeo, LLC and Autus, LLC. Charged-off consumer receivables acquired by certain of the aforementioned subsidiaries are placed for collections within our Closed Loop Network.

We operate our Canadian business through a Canadian subsidiary, SquareTwo Financial Canada Corporation ("SquareTwo Canada"). Acting through its subsidiaries, SquareTwo Canada exclusively purchases Canadian consumer credit charged-off receivables. SquareTwo Canada utilizes a company-owned call center and third-party non-legal and legal collection firms to pursue recovery on the accounts it owns and manages. Our Canadian business accounted for 18.8% of our total Adjusted EBITDA and 14.0% of our total revenues for the year ended December 31, 2015 and represented 13.4% of our total assets as of December 31, 2015.

We have two operating segments: Domestic and Canada, which we consider to be our reporting segments in accordance with U.S. generally accepted accounting principles ("GAAP"). Included in the domestic operating segment are our consumer, commercial and other business lines. Consistent with how our board of directors (the "Board of Directors") and the leadership team review the Company's strategy and performance, the following description of our business operations focuses on the Company as a whole. Additional information on our operating segments is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading “Segment Performance Summary” as well as in Note 13 to the consolidated financial statements.

Operations

Our operations can generally be categorized around two primary business processes: (i) underwriting and purchasing and (ii) management of collections and other cash proceeds on purchased debt.

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them at the appropriate pricing. We have a dedicated Business Development team that generates acquisition opportunities. Historically, we have purchased charged-off receivables from seven of the ten largest U.S. credit card issuers identified in The Nilson Report, which is a leading source of news and proprietary research on the payment system industry. In addition to our relationships with the largest U.S. credit card issuers, we have extensive relationships with marketplace lenders or financial technology companies, also known as "FinTechs", super-regional and regional banks and other credit issuers. Potential purchasing opportunities are reviewed in detail by our Decision Science department, which is responsible for creating forecasted cash flows for each purchase using our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our investment committee, which includes members of our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We target purchases that meet return thresholds determined by our investment committee. In times of increased pricing in the market, we may accept a lower return, while still maintaining our yield-based purchasing strategy. In addition to the relationships described above, we are actively engaged in the development of business opportunities in purchasing other forms of charged-off domestic and Canadian receivables.

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

The following table summarizes our investment activity in purchased debt for the years ended December 31, 2015, 2014, and 2013 by type of charged-off receivable:

	December 31,
Purchased Debt, Cost ($ in thousands)	2015	2014	2013	Totals	% of Total
Credit Card/Consumer Loan - Fresh	$52,093	$101,102	$197,420	$350,615	72.6%
Credit Card/Consumer Loan - Non-Fresh	19,989	14,346	40,912	75,247	15.6%
Other(1)	26,165	11,299	19,778	57,242	11.8%
Purchased Debt - Total	$98,247	$126,747	$258,110	$483,104	100.0%
(1)    Other includes commercial, student loan and other purchased debt assets.

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

The following chart outlines our quarterly investment pace in the years ended December 31, 2015, 2014, and 2013:

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

Non-Legal Collections. Once we acquire a portfolio, we pursue collections on a non-legal basis, which means collection activities other than initiating lawsuits or other legal action. Non-legal collections offer the most cost-effective means for the company to realize cash proceeds. In the year ended December 31, 2015, approximately $118.1 million, or 38.1%, of our total domestic cash proceeds on owned accounts was generated through telephone and letter campaigns initiated through the non-legal collection channel. This compares with approximately $162.8 million, or 43.2%, in the year ended December 31, 2014 and approximately $281.6 million, or 54.6%, in the year ended December 31, 2013. In the U.S., we pursue non-legal collections either through Fresh View or through one of our exclusive regional branch offices. Historically, our branch offices were the primary channel for recovery work on our behalf. During 2014, we expanded our asset recovery options in the U.S by opening a company-owned call center dedicated to consumer collections. Since the opening of our Fresh View consumer call center, newly acquired accounts are placed for collection exclusively within Fresh View. However, certain of the accounts that had previously been placed into our branch office network for non-legal collections are still being pursued by the respective branch office. Our call center employees are compensated based on their ability to meet our stringent compliance and operating standards. In Canada, we also utilize a combination of a company-owned call center and third-party non-legal and legal collection firms to pursue recovery on our Canadian accounts.

If an account remains uncollected after its initial placement into the non-legal channel, we will evaluate moving that account to a legal collection effort. Our strong preference is to assist customers in resolving their financial commitments without filing a lawsuit, however in some cases, court processes must commence in order to collect monies owed under the contracts we have purchased. Our Operations team and our Law and Regulatory Affairs team work closely with Fresh View call center management and our branch offices to ensure that the correct customers receive appropriate oral and written communications and our work standards and policies are followed, to optimize recovery efforts and to help respond to changes in the collections environment or regulatory landscape.

Legal Collections. While our preference is not to file suit, in the instance that a customer's apparent financial resources indicate they have the ability but not the willingness to pay, legal action may be pursued. In addition to determining legal eligibility based on applicable statutes or jurisdictional requirements, we systematically exclude a number of otherwise legally eligible accounts such as customers that have made or committed themselves to at least a partial payment. In the year ended December 31, 2015, approximately $186.0 million or 59.9%, of our total domestic cash proceeds on owned accounts was generated through legal collection efforts, which includes collections in the legal channel received prior to the initiation of legal action. This compares with approximately $207.9 million, or 55.2%, in the year ended December 31, 2014 and approximately $212.8 million, or 41.3%, in the year ended December 31, 2013. While overall legal collections have decreased over the past three years, they have increased as a percentage of our total domestic cash proceeds which is a direct result of our domestic portfolio aging as we have purchased less during the years 2014 and 2015 than in years prior. As our portfolio becomes weighted more heavily towards older portfolios, legal collections increase as a percentage of total domestic cash proceeds and this aging is reflected in ERP.

Once an account is designated for suit in the U.S., we place it with a branch office within the Closed Loop Network, which has the capability of bringing suit in the location of the customer. We pay our branch offices for their collection efforts based on their performance subject to compliance with our numerous operating and regulatory standards. In addition to these collection fees, we typically pay court costs and related fees on accounts placed for legal collection. If such fees are ultimately recovered, they are referred to as court cost recoveries and are included in legal collections. Our legal collection efforts over time have led to the development of a significant number of awarded judgments on our owned accounts, which we believe will help generate future cash flows. In Canada, when appropriate, we utilize third party law firms to assist with our legal collection efforts.

Recourse and Bankruptcy Proceeds. Under the terms of our purchase contracts, we typically have recourse, or the right to return, certain accounts to the seller within a designated time period from the purchase date should the account not meet certain agreed upon requirements, including the accounts of customers who were deceased or bankrupt at the time of purchase. If a customer enters into bankruptcy after our contractual recourse period, we utilize Fresh View to collect any proceeds as a result of the court driven bankruptcy process. Since 2013, account sales have no longer been part of our core liquidation strategy.

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

Historically, debt purchasers have ranged from large purchasers of debt that have their own collection platform, diversified portfolios, and international operations to contingency collection agencies that acquire additional purchased debt volume as a secondary business. Smaller purchasers of debt may acquire accounts specific to a particular asset class or geography or may represent a discrete group of investors that outsources all collections work. Due to increasing regulatory scrutiny over the accounts receivable industry, the number of debt purchasers that can meet stringent regulatory requirements has dramatically decreased, leaving large purchasers of debt as the primary debt purchasers in the U.S.

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

Source: Moody's Analytics                     Source: Federal Reserve. *Data through Q3 2015

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

Significant regulatory bodies, federal laws and regulations applicable to us, our call centers and our branch offices include the following:

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

Additionally, there are state and local statutes and regulations comparable to the above federal laws and other state-and-local-specific licensing requirements that affect our operations and the operations of our call centers and branch offices. State laws may also limit interest rates and fees, methods of collections, as well as the timeframe in which judicial actions may be initiated to enforce the collection of consumer accounts. Failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on us, our call centers or our branch offices' ability to operate. Laws, administrative regulations and their future changes or interpretations may ultimately have a negative impact on our industry.

Recent Industry Trends

The following summarizes a number of recent trends which we believe are driving the U.S. accounts receivable management industry:

Increased Regulatory Oversight. Pursuant to Dodd-Frank, the CFPB was established and effective as of January 2, 2013, the CFPB has assumed direct regulatory oversight of the debt purchasing and collection industry including supervisory jurisdiction over large market participants, defined as having over $10 million in annual receipts. According to the FDPCA annual report issued by the CFPB in March 2015, this represents over 60 percent of the accounts receivable management industry. The CFPB has stated its main areas of focus for the industry are to ensure that industry participants are (i) providing adequate disclosures to consumers, (ii) providing accurate consumer information during the collection process, (iii) providing consumers with a complaint and resolution process, and (iv) communicating civilly and honestly with consumers.

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

In November 2013, the CFPB issued an ANPR to assist in the development of rules interpreting the laws which govern the purchase and collection of consumer obligations. As of December 31, 2015, no rules have been issued by the CFPB. While the timing and outcome of the rulemaking process is unclear, we believe that the certainty allowed by a clearer set of rules will benefit the Company, our branch offices, the industry and the customers with whom we interact on a daily basis.

In 2015, the CFPB concluded several high profile enforcement proceedings, which are of great interest to debt sale and debt market participants, by issuing consent orders (the "Consent Orders"). On July 8, 2015 the CFPB issued a Consent Order against Chase Bank USA, N.A. and Chase Bankcard Services, Inc. (“Chase”). On September 9, 2015, the CFPB filed Consent Orders against Encore Capital Group, Inc. (“Encore”) and Portfolio Recovery Associates, LLC (“PRA”). On December 28, 2015 the CFPB and Frederick J. Hanna & Associates, P.C. (“Hanna”) filed a stipulated final judgment and order settling the pending lawsuit between them. By their terms in the Consent Orders, the Encore, PRA and Hanna matters apply to consumer debts - those incurred primarily for personal, family or household purposes. No implementation timeframe was announced in the PRA and Encore Consent Orders, although select provisions apply to their post-Consent Order purchases. The Hanna stipulated final judgment required that Hanna comply with the judgment’s provisions within 90 days of entry.

Although not formal rules or law, the Consent Orders telegraph what the CFPB believes is required under the FDCPA and Dodd-Frank, as they exist today. CFPB Director Richard Cordray stated in a September 9, 2015 press release regarding the Encore and PRA Consent Orders, “industry members who sell, buy and collect debt would be well served by carefully reviewing these orders." It is anticipated that the CFPB will propose formal rules in accord with the principles and requirements set forth in the Consent Orders.

On November 4, 2015, the FTC announced a major new law enforcement initiative targeting deceptive and abusive debt collection practices titled “Operation Collection Protection”. The initiative is a nationwide effort the FTC is coordinating with the Department of Justice, the CFPB and more than 45 state and local enforcement agencies and regulators. FTC Chairwoman Edith Ramirez stated that Operation Collection Protection will conduct a comprehensive review of debt collection industry practices and will target corporate entities as well as individuals.

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

Changes in Quality and Supply of Charged-Off Debt. As a result of the housing and credit crises that occurred during the 2005 - 2008 period, most large financial institutions significantly tightened their underwriting standards for revolving consumer debt. This resulted in sustained higher quality of borrowers' credit in the consumer loan and credit card market. As some of those borrowers charged-off in the following years, pricing of charged-off debt increased steadily between 2009 and 2013. We attribute the majority of pricing increases from 2010 to 2012 to the resulting increase in quality of charged-off assets being offered for sale from large financial institutions. However, during 2013, prices continued to increase steadily throughout the year while the quality of charged-off assets reached a plateau in the second half of 2013. Pricing increases in late 2013 and 2014 were driven primarily by a decrease in larger financial institutions’ willingness to sell charged-off debt as they improved compliance, data security, and consumer protection standards to meet more stringent regulatory requirements. During 2015, a few of the large financial institutions were still absent from the debt sales market as they continued to build out the necessary infrastructure to sell charged-off debt in accordance with current regulatory requirements. As a result, pricing remained elevated during 2015.

The following graph depicts the market prices of fresh charged-off receivables from 2009 through 2015:

Market Price for Fresh Charged-off Debt
(per $ of face)
$0.25
$0.20
$0.15
$0.10
$0.05
$0.00
2009
2010
2011
2012
2013
2014
2015

Source: January 2016 Charge-Off Portfolio Sales: Market Overview from Garnet Capital Advisors

Our Competitive Strengths

We believe that we possess the following competitive strengths that differentiate us from our competitors:

Customer Satisfaction. We believe that our success fundamentally depends on providing a positive customer experience within the context of a collection interaction. Therefore, we strive to treat each customer fairly, while also requiring that those customers who are able to make payments satisfy their validly incurred obligations to the maximum extent reasonably possible. We believe that treating customers fairly, honestly, and with respect improves overall collection performance, and is critical to long-term business success. We believe two equally important components are needed to create customer satisfaction: (i) strict compliance to state and federal regulations and (ii) a comprehensive and dynamic strategy that establishes a culture of customer service. Full compliance lays the basic foundation for a customer experience; regulatory oversight provides specific guardrails that guide every customer interaction. Creating customer satisfaction requires providing a high level of customer service. Consequently, we believe that conducting business through our call centers and branch offices that are committed to following consistent policies, programs, and business tools within the framework of our Compliance Management System will offer us a competitive advantage. We continually invest in ongoing improvement, oversight, and auditing of all areas of compliance, and dedicate ourselves to creating a culture focused on consistently providing a positive customer experience.

U.S. Closed Loop Network. Our Closed Loop Network consists of both Fresh View call centers and our network of exclusive regional branch offices, all of which use our proprietary systems in the collection of customer obligations. We believe that this model is unique to the accounts receivable management industry. Regardless of whether we commence collections through Fresh View or place an account with one of our branch offices, all customer account information and collection activity is contained and managed within our proprietary integrated account management system, and in accordance with SquareTwo’s Compliance Management System. This ensures that regardless of the chosen recovery option, we strive to provide a uniform customer experience.

Proprietary Technology Platform. We have developed and will continue to advance a sophisticated software, computing and network architecture to support the acquisition, management and collection activities of our charged-off receivables within our Closed Loop Network of call centers and branch offices. In partnership with Oracle®, we have developed and will continue to enhance our proprietary eAGLE technology platform, which we feel provides our call centers and branch offices with the data necessary to optimize collections. Each of our call centers and branch offices conduct all collection activities through eAGLE leveraging identical real-time account level data regardless of location. As account level data is affected by activity performed at our corporate headquarters, our call centers and branch offices see this account level activity in real-time. We believe this creates a significant competitive advantage as our industry competitors outsource various collection activities resulting in less control and delayed account updates for customers.

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

Disciplined and Proprietary Underwriting Process. We adhere to a disciplined underwriting process, which we believe allows us to price purchasing opportunities at levels that meet our targeted return thresholds. Our underwriting process centers around our proprietary analytical models, which utilize historical data collected over our 20 years in the industry and incorporate current account-level data, as well as information regarding current economic, pricing and collection trends. Our models use multiple internally and externally generated variables, including credit bureau attributes, customer data, and asset class information to provide comprehensive measures of value and potential collection rates at the individual account level. Since inception, our disciplined purchasing process has allowed us to achieve strong expected cash on cash returns on our purchased debt of 2.2x on a gross basis, and typically results in 100% of our initial cash investment being returned within 12-24 months on a gross basis.

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

Focus on Fresh Charged-off Credit Card and Consumer Loan Receivables. We believe that we are one of the largest purchasers of fresh charged-off credit-card and consumer loan receivables in the U.S. Fresh charged-off receivables are generally 180-210 days past due at the time of sale and have typically not been subject to previous collection attempts by a third-party collection agency. Typically, fresh charged-off receivables have a more rapid collection cycle than charged-off receivables that have been subject to previous collection attempts by collection agencies. Additionally, our direct relationship with issuers of credit provides enhanced accuracy and control of customer data. We believe that our focus on fresh charged-off credit card and consumer loan receivables reduces the risk profile of our investments, increases our ability to maximize our cash-on-cash rates of return, and accelerates our ability to reinvest the capital we deploy. Additionally, we believe that fresh charged-off receivables provide a higher quality asset base and more predictable future cash flows than charged-off receivables that have been subject to prior third party collection attempts, further mitigating risks associated with the future cash flows from our owned debt portfolios. In the year ended December 31, 2015, approximately 41.1% of our aggregate purchases, based on purchase price, have been of U.S. fresh charged-off credit card and consumer loan receivables. This compares with approximately 70.7% in the year ended December 31, 2014 and approximately 71.7% in the year ended December 31, 2013. As noted above in the “Industry Overview" section under the "Recent Industry Trends" heading and the "Changes in Quality and Supply of Charged-Off Debt” sub-heading, the market price for fresh charged-off debt has risen substantially in the last few years, and our ability to acquire fresh charged-off credit card and consumer loan receivables, on economic terms or at all, has declined.

Continued Diversification. We continue to leverage internally developed best practices combined with external client relationships to diversify the revenue streams of the Company. Having built deep relationships with banks, commercial finance companies and other non-bank financial institutions, SquareTwo has expanded its focus to evaluate, purchase and liquidate portfolios comprised of Canadian receivables, small business loan and lease products, non-bank issued consumer loans, and private student loans that have been charged off by their owners. These diversification efforts provide significant opportunities for growth, balance and flexibility, which complement the Company's extensive history and success in the unsecured consumer credit marketplace. Our purchases of Canadian, commercial and private student loans were 48.4% and 25.3% of total purchases in the years ended December 31, 2015 and 2014, respectively.

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

Our Strategy

Key components of our strategy include the following:

Customer Focus. We are committed to treating each customer fairly, while also requiring that those customers who are able to make payments satisfy their validly incurred obligations to the maximum extent possible. Inherent in our culture is the desire to work together with our customer as we believe that our success fundamentally depends on providing a positive customer experience within the context of a collection interaction. We believe this strategy creates the most beneficial solution for our customers to help resolve their validly incurred debts.

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

Pursue Systemic Operational and Compliance Excellence. We leverage our sophisticated proprietary technology and our operational and analytical models to properly analyze and liquidate our accounts via eAGLE. From refining our forecast models to determining appropriate acquisition prices for charged-off receivables, to developing the best methods to select accounts and the ideal collection procedures, our business strategies are data driven. Consequently, we make ongoing, significant investments in our processes and systems to ensure our data is available, accessible, accurate, and actionable. We maintain constant focus on building operational efficiencies to drive collections and build comprehensive programs to maximize our recoveries through new and existing liquidation strategies. Additionally, we continually enhance our internal controls and auditing capabilities within our Compliance Management System to ensure we are compliant, and that our data is secure across all areas of the organization. We leverage technological tools to manage our recovery and compliance efforts on our owned receivables. We have built comprehensive controls into our systems to help ensure compliance with applicable law and the highest level of data security at both the corporate and branch office levels, to protect the privacy of our customers. Finally, we believe that both our intense focus on the customer experience and our desire to lead the industry in compliance practices are competitive advantages.

Create an Outstanding Network of Call Centers and Exclusive Branch Offices. We believe that our unique Closed Loop Network model of company-owned call centers and our network of exclusive regional branch offices provides us with an integrated framework for collection performance, compliance achievement and customer satisfaction. As we continue to enhance policies, procedures and controls through each of our call centers and branch offices, we improve the customer experience that is essential to a successful liquidation of validly incurred contractual obligations. Our technological advances allow our call centers and branch offices to operate more efficiently by contacting only those customers who we believe have both the willingness and ability to make payments. They also provide ongoing reinforcement of the collection and compliance training that has been provided to those individuals interacting with our customers.

Deliver Solid Financial Results. Our focus is on delivering solid bottom line results. By adhering to our other core strategies, we strive to deliver sustainable growth and provide financial results that meet and exceed the expectations of our key stakeholders. To achieve this end, we continue to focus on buying assets at the analytically correct price and manage them in an efficient, cost-effective manner. We continue to expand our existing relationships into other related product lines, and diversify our acquisition efforts into other categories of charged-off receivables. These continued diversification efforts into parallel products and assets will assist us in meeting our long-term financial goals by quickly adapting to dynamic markets.

Our Owned Portfolios

As of December 31, 2015, our active owned charged-off receivables in the U.S. and Canada totaled $9.0 billion in face value and consisted of approximately 2.3 million accounts. The following table sets forth summary information on our active owned charged-off receivables as of December 31, 2015:

Account Type	# of Active Accts (in thousands)	Avg. Bal. per Acct.	Active Face Value(3) ($ in millions)	Active Face Value (% of Total)	Capital Deployed(1) ($ in millions)	Capital Deployed(1) (% of Total)
Credit Card/Consumer Loan - Fresh	1,303	$4,074	$5,308	59.0%	$2,149	80.1%
Credit Card/Consumer Loan - Non-Fresh	927	3,010	2,790	31.0%	367	13.6%
Other(2)	48	18,729	899	10.0%	166	6.2%
Total/Average	2,278	$3,950	$8,997	100.0%	$2,682	100.0%
(1)    Capital Deployed is an aggregate life-to-date total by account type. It is a representation of resource allocation and includes active and inactive accounts. Canadian Capital Deployed is converted using the historical end of month exchange rate in the month of purchase.

(2)    Other includes commercial, student loan, and other purchased debt assets.

(3)    Canadian Active Face is converted to U.S. dollars using the exchange rate as of December 31, 2015.

Account Management Model

Recovery efforts in the U.S. on all newly acquired debt are managed within our Closed Loop Network, a unique combination of call centers and a network of regional branch offices exclusively dedicated to SquareTwo. Historically, our branch offices were the primary channel for recovery work on our behalf, but during 2014, we expanded our asset recovery options in the U.S by opening a company-owned call center dedicated to consumer collections. Since the opening of our Fresh View consumer call center, newly acquired accounts are placed for collection exclusively within Fresh View. However, certain of the accounts that had previously been placed into our branch office network for non-legal collections are still being pursued by the respective branch office. Legal recovery operations will continue to progress as necessary through our dedicated network of regional branch offices.

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

     We have created numerous and diverse channels of interaction to ensure we remain in constant communication with our branch offices. We conduct conference calls with all branch offices to discuss key business issues. We hold several conferences that serve as educational forums for our branch offices, including an annual Partner Summit where we present substantial training on operational, legal, and compliance issues. We also hold an annual Attorney Conference for our attorneys and compliance professionals. This conference typically includes significant content on regulatory trends, legal compliance and collection best practices, and other considerations pertinent to the legal collections process presented by third-party experts and SquareTwo personnel. In addition, we periodically invite each office’s senior leaders to meet with key members of our management team at our headquarters in Denver, Colorado.

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

We have developed longstanding relationships with a number of leading credit issuers including U.S. and Canadian credit card, consumer loan, student loan, and small business credit issuers. Historically, we have purchased assets from seven of the ten largest credit card issuers in the U.S. In aggregate, we have purchased from over 40 different issuers of credit over the last three years as of December 31, 2015.

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

Under the terms of our purchase contracts, we typically have recourse, or the right to return, certain accounts to the seller within a designated time period from the purchase date should the account not meet certain agreed upon requirements, including the accounts of customers who were deceased or bankrupt at the time of purchase. If a customer enters into bankruptcy after our contractual recourse period, we utilize Fresh View to collect any proceeds as a result of the court driven bankruptcy process. Since 2013, account sales have no longer been part of our core liquidation strategy.

Proprietary Technology and Analytics

Our proprietary debt distribution, portfolio management and collection system, eAGLE, is built on the latest Oracle® database, middleware and application framework technology to enhance performance, security, flexibility and scalability. The eAGLE platform is housed on Oracle's high performance database and application hardware platforms - ExaData and ExaLogic. This platform represents years of continuing development and investment over $35 million. Each of our U.S. call centers and branch offices conduct all collection activities through eAGLE. Controls have been added into eAGLE which provide significant insight into and control over the actions of the call centers and branch offices, ensuring continuous regulatory compliance. eAGLE is a user friendly tool that enables a new or seasoned collector to collect debt using the latest collection techniques and information repositories and provides the data that we believe is necessary to enhance collections. Our eAGLE platform is designed as an asset management system as well as a collections platform. The system monitors and evaluates the performance of our call centers and branch offices and their individual collectors. The system also provides standard operating metrics to enhance performance and visibility on a daily, weekly and monthly basis for the call centers and branch offices. It allows us to track the data that we believe is necessary to efficiently allocate purchased debt to our call centers and branch offices based on state licensing requirements, historical collection success rates and other factors, and to move purchased debt within our branch offices (recalling and replacing accounts) to maximize performance. eAGLE is scalable, with the ability to expand our business operations while still maintaining rigorous internal controls, and it is built with architecture to provide flexibility for future operational and process changes that we may choose to implement. In addition to enabling an efficient, effective and continuously improving collection process, eAGLE was designed to capture data to help us better understand the market and debt performance, which further enhances our ability to acquire receivables. We believe that the eAGLE platform is a key competitive advantage for us relative to our primary competitors that utilize "off-the-shelf" or legacy platforms.

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

Risk Management, Compliance and Insurance

We operate in a regulated industry and have devoted significant resources to risk management and compliance. Our Office of Compliance, in conjunction with the Law and Regulatory Affairs department, is directly responsible for the design, management and implementation of our Compliance and Control Operational Framework. The Office of Compliance, under the direction of the Chief Compliance Officer, along with the Compliance Risk Committee ("CRC"), manages internal compliance and leads compliance within our Closed Loop Network. Once regulatory requirements are identified, the CRC identifies business processes, assesses risk and prioritization and reports those findings to the Office of Compliance. The Office of Compliance along with the CRC define specific policies, assign responsibilities to process owners, establish procedures and controls, engage in communication and training, monitor and test adherence to established compliance policies, and remediate deficiencies.

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

The Office of Compliance and the Customer Experience Department also monitor and analyze all customer disputes and complaints. The Office of Compliance reports its findings directly to the Company’s Board of Directors. We also leverage the experience of third-party law firms that have particular expertise in our industry to monitor important regulatory trends. We believe our business model of call centers and branch offices exclusive to our Company contributes to a two-pronged approach to compliance and risk management. In addition to our corporate efforts, our exclusive branch offices have a strong interest in compliance and actively oversee collection operations. As attorneys, they have a vested interest in compliance as any complaints at their offices could require the state bar association to investigate and thereby jeopardize their license. We believe that the resources and support we provide to our call centers and branch offices help them to provide customers a positive customer experience, and we view this as a competitive strength.

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

Prior to allowing any person employed by any call center or branch office to work on any of our owned or managed accounts, we require that such persons be screened for past criminal violations and undergo comprehensive training relating to the FDCPA and other statutes attendant to the collection of debt to ensure that those individuals attempting to collect on our accounts understand and meet their legal obligations. All corporate, call center, and branch office personnel also receive extensive training on applicable federal and state laws directed at protecting consumers.

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

For our technology and operations, we currently host the majority of our systems at a secure location distinct from our headquarters. The site offers secure physical and logical access and provides a data center out of which we can conduct business. We have disaster recovery capabilities such that we can switch over primary collection operations to our alternate data center within an acceptable outage window that meets our business continuity guidelines. In the event of an outage on our eAGLE platform at our primary data center we can switch over collection operations to our disaster recovery site. In addition, we perform system backups every night with physical tapes sent offsite once a week and virtual tapes sent to our disaster recovery site daily. Our information technology team has developed a comprehensive disaster recovery plan outlining decision authority in the event of a disaster, the processes for completing switchovers, the results of previous tests and testing plans. The plan also contemplates two different types of scenarios, a graceful fail scenario in which we still have access to our facilities and a hard fail scenario in which access to our facilities is non-existent or severely limited.

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

Employees

As of December 31, 2015 we had 396 employees, none of which are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. Of our 396 employees, 267 are employed by SquareTwo at our headquarters in Denver, Colorado. These employees consist of executive, operations, business development and corporate services personnel. Our executives develop and execute our corporate business plan. Our operations personnel oversee the development and operation of the branch offices. Our business development personnel acquire charged-off receivables. Corporate services supports our executives, operations and business development personnel through human resources, information technology, accounting, finance and legal support. Of our remaining 129 employees, 36 are employed at the offices of SquareTwo Canada in Newmarket, Ontario and Montreal, Quebec, and 93 are employed at the offices of Fresh View in Denver, Colorado and Overland Park, Kansas. The majority of the employees at both of these subsidiaries conduct recovery efforts.

Description of Principal Equity Holder

CA Holding owns 100% of the outstanding equity in SquareTwo. CA Holding is majority-owned by affiliates of KRG Capital Management, L.P. ("KRG") and one of our co-founders, P. Scott Lowery. Refer to the "Certain Relationships and Related Transactions" section for a description of the relationships between our company and KRG and between our company and Mr. Lowery. The remainder of CA Holding's equity is primarily owned by certain institutional investors, including private equity funds, banks and other financial institutions, who purchased interests in CA Holding at the time of CA Holding's acquisition of SquareTwo.

Founded in 1996, KRG is a Denver-based private equity firm with approximately $4.5 billion of cumulative capital either deployed or available for future investment through its affiliated funds, including approximately $1.1 billion deployed since inception on behalf of equity co-investors. KRG specializes in investing in differentiated middle-market companies that focus on growth strategies tied to creating value for their customers. The firm seeks investment opportunities where KRG can partner with owners and operating managers who are committed to expanding their companies and becoming industry leaders. The result is a partnership that focuses on creating a larger enterprise through a combination of internal growth and complementary investments.

Pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding, affiliates of KRG have the right to designate a majority of the board of directors of CA Holding (the “CA Board”) and, so long as certain continued ownership thresholds are met, P. Scott Lowery is entitled to be elected as a director of CA Holding and to appoint another member of the CA Board. KRG has designated Christopher Lane, Bennett Thompson, and Thomas Sandler as members of the CA Board. Currently, Mr. Lowery's designee on the CA Board is Paul A. Larkins, the President and Chief Executive Officer of CA Holding and SquareTwo. The Board of Directors has designated Kimberly Patmore, Thomas Bunn, and Messrs. Lane, Sandler, and Thompson as independent directors. Refer to the "Certain Relationships and Related Transactions" section for a further description of the relationships between our company and related parties.

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

We may not be able to continue as a going concern

The consolidated financial statements included in this annual report have been prepared using the going concern assumption, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. However, certain events described herein related to our senior revolving credit facility and outstanding Senior Second Lien Notes could impact our ability to continue as a going concern.

At December 31, 2015, our total liquidity to fund operations was $48.2 million, which consisted of non-restricted cash balances of $19.6 million and total availability under our senior revolving line of credit of $28.6 million. Our senior revolving credit facility, which had an outstanding balance of $134.8 million at December 31, 2015, originally matured on April 6, 2016. On April 5, 2016, the Company entered into Amendment No. 7 (“Amendment No. 7”) to the senior revolving credit facility. Pursuant to the terms of Amendment No. 7, the maximum commitment amount of the revolving credit facility was decreased from $245 million to $140 million, the term of the revolving credit facility was extended to April 29, 2016, and certain progress requirements related to the refinancing of the senior revolving credit facility were added. On April 20, 2016, the administrative agent for the senior revolving credit facility notified the Company of the occurrence of an event of default related to the Company’s failure to deliver a loan commitment to the administrative agent by April 18, 2016 for a refinancing in full of all obligations under the senior revolving credit facility. The administrative agent also reserved cretain rights of the administrative agent and lenders under the senior revolving credit facility. On April 20, 2016, the Company and a certain financial institution entered into a commitment letter setting forth the terms of a $165 million senior secured financing facility (the “New Financing Facility”). The obligation of the financial institution to provide the New Financing Facility is subject to certain conditions, including without limitation (i) the consummation of an exchange offer (the "Exchange Offer"), as further described below, in which the holders of at least 70% of the Company’s Senior Second Lien Notes exchange their outstanding Senior Second Lien Notes for participation in a 1.5 lien term loan and preferred stock of the Company, and (ii) the Company’s entry into a $30 million 1.25 lien term loan, at least $15 million of which will be funded on the closing date of the New Financing Facility. The Company expects to enter into definitive documentation for the New Financing Facility and borrow the full amount available thereunder concurrently with the settlement of the exchange offer discussed below. However, there can be no assurance that the senior revolving line of credit facility will be further extended, modified, or replaced by a new facility, or that the financial institution commitment will be consummated and result in enhancing the Company’s liquidity.

Under the terms of the Senior Second Lien Notes, we were required to make a semi-annual bond interest payment in the amount of $16.9 million on April 1, 2016. The Company did not make the April 1 bond interest payment to the holders of the Senior Second Lien Notes while it has continued to negotiate with certain of the holders concerning financing alternatives to enhance the Company's liquidity. As of April 25, 2016, the Company has prepared an offering memorandum for the Exchange Offer with a consent solicitation (the “Consent Solicitation”) to holders of the Senior Second Lien Notes and plans to commence the Exchange Offer upon the filing of this report. Participating holders will receive $620 principal amount of a new 1.5 lien term loan and $350 initial liquidation amount of a new class of preferred stock of the Company for each $1,000 principal amount of Senior Second Lien Notes tendered. In addition, holders who provide consents by the consent expiration time on May 6, 2016 (which may be extended by the Company) will receive an additional $30 principal amount of the 1.5 lien term loan for each $1,000 principal amount of Senior Second Lien Notes. The Exchange Offer and Consent Solicitation will be made upon the terms and subject to the conditions set forth in the offering memorandum for the Exchange Offer and Consent Solicitation statement and related consent and letter of transmittal. The Exchange Offer and Consent Solicitation will be subject to certain conditions, including there being tendered at least 70% of the aggregate principal amount of the Senior Second Lien Notes. The Exchange Offer will expire on or around May 20, 2016, unless extended by the Company. Concurrently with the commencement of the Exchange Offer, the Company plans to enter into a recapitalization support agreement with holders of more than 75% in aggregate principal amount of the Senior Second Lien Notes, which agreement sets for the obligations and commitments of the parties with respect to the proposed restructuring of the Company. However, there can be no assurance that the Exchange Offer will be consummated as described above.

Failure to pay the semi-annual bond interest for 30 days, or May 2, 2016 in this case, could cause us to suffer an event of default under the indenture governing our Senior Second Lien Notes. Failure to satisfy our obligations under the senior revolving credit facility could cause us to suffer an event of default, which could, among other things, lead to the amounts due thereunder becoming immediately due and payable. Moreover, because our debt obligations are represented by separate agreements with different parties, any event of default under our senior revolving credit facility may create an event of default under the indenture governing our Senior Second Lien Notes, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under the Senior Second Lien Notes, even though we may otherwise be in compliance with all of our obligations under the indenture governing the Senior Second Lien Notes. Any event of default could also have an adverse impact on the Company's capital and operating leases, including early termination, mandatory prepayment, or repossession of equipment. Under current circumstances, if the Exchange Offer and the New Financing Facility are not consummated, it is unlikely that we would be able to obtain additional sources of capital to repay our debt obligations and it is likely that one or more of our lenders would proceed against the collateral securing that indebtedness. In addition, management currently projects that the Company will not be in compliance with the Adjusted EBITDA covenant of the senior revolving credit facility at March 31, 2016. Failure to comply with the covenant could cause us to suffer an event of default under the senior revolving credit facility.

The circumstances and events described above raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time. As a result, our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. However, this opinion further states that factors described above raise substantial doubt about our ability to continue as a going concern. Based upon the Company’s current financial condition as discussed above, management believes that the New Financing Facility and the Exchange Offer will need to be consummated in order for the Company to continue to operate as a going concern and to avoid (as is the Company’s preference) filing for protection under the U.S. Bankruptcy Code. For additional information, refer to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior revolving credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior revolving credit facility to avoid being in default. If we breach our covenants under our senior revolving credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior revolving credit facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. In any such event, the lenders under our senior revolving credit facility and the holders of certain hedging obligations would be entitled to be repaid with the proceeds of the sale of any collateral prior to the note holders. In addition, any pending event of default under our senior revolving credit facility could substantially impair our ability to make interest payments on the notes, including the scheduled interest payment on April 1, 2016.

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

The notes and the guarantees are secured by second priority liens granted by us and our existing domestic guarantors and any of our future domestic guarantors on our assets and the assets of such guarantors that secure obligations under our senior revolving credit facility and certain hedging obligations, subject to certain permitted liens, exceptions and encumbrances described in the indenture governing the notes and the security documents relating to the notes. The lenders under our senior revolving credit facility and holders of certain of our hedging obligations will be entitled to receive all proceeds from the realization of the collateral under most circumstances, including upon default in payment on, or the acceleration of, any obligations under our senior revolving credit facility, or in the event of our, or any of our subsidiary guarantors', bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, to repay such obligations in full before the note holders will be entitled to any recovery from such collateral. In addition, the indenture governing the notes permits us and the guarantors to create additional liens under specified circumstances, including liens senior in priority to the liens securing the notes. We cannot assure note holders that in the event of a foreclosure by the holders of the first priority lien obligations, the proceeds from the sale of collateral would be sufficient to satisfy all or any of the amounts outstanding under the notes after payment in full of the obligations secured by first priority liens on the collateral.

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

We are dependent upon the efforts of our call centers and branch offices to service and collect our charged-off receivables in accordance with legal requirements and our commitment to customer satisfaction. Any failure by these call centers and branch offices to adequately perform collection services for us or to remit such collections to us could materially reduce our cash flows, income and profitability. To the extent these call centers or branch offices violate laws or other regulatory requirements in their collection efforts, it could also negatively impact us and we may not be aware of the risk or occurrence.

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

Our branch offices provide a significant amount of our collections on purchased debt. Branch owners may own one or more branch locations. We may, from time to time, have concentrations with our largest owners. Although no branch owner accounted for more than 15% of our total collections during 2015, the loss of any one or more of our branch offices or branch owners could materially impact our collections capacity and the recovery rates on our accounts.

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

A significant percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers. The five largest sellers accounted for approximately 53% of our portfolio purchases in 2015 and 67% in 2014. While we have initiated efforts to continue to diversify our purchasing relationships, both within and outside the credit card industry, given the current concentration in the consumer credit card market, we expect significant levels of concentration to continue to exist in our business. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers of a quantity and quality of historical purchases.

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

We are highly dependent upon the continued services and experience of our senior leadership team, including Paul A. Larkins, our President and Chief Executive Officer; John D. Lowe, our Chief Financial Officer; J.B. Richardson, Jr., our Chief Operating Officer; Brian W. Tuite, our Chief Business Development Officer and Alan Singer, our General Counsel, as well as the managers and employees who report to these individuals. We depend on the services of our senior leadership team to, among other things, continue the development and implementation of our strategies, and to maintain and develop relationships with our branch offices and the issuers from whom we purchase charged-off receivables. We have employment agreements with certain of these named individuals; however, these agreements do not and cannot assure the continued services of these officers. We have historically experienced voluntary and involuntary turnover of senior management personnel and can provide no assurance that such turnover will not happen in the future. To the extent such turnover occurs, it could have a material and adverse effect on our business, results of operations, and financial condition.

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

We generally direct charged-off receivables for legal collection when we believe the related customer has sufficient assets to repay the indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our branch offices, we pay certain court costs. While these costs are typically expensed as incurred, our recovery estimates of these costs are factored into our cash flow projections used to determine our revenue recognition in accordance with the interest method, or level yield method, of accounting. These court costs may be difficult to collect, and we may not be successful in collecting amounts we expected to collect. If we are not able to recover these court costs, this may have a significant impact on our results of operations and financial condition.

We may incur losses related to the collapse of a financial institution where we maintain deposits.

We maintain cash deposits with several financial institutions in the U.S. and Canada. We may have exposure with certain financial institutions to the extent our cash balances exceed the current maximum Federal Deposit Insurance Corporation coverage of $250,000 in the U.S., or $100,000 maximum in Canada under the coverage provided by the Canada Deposit Insurance Corporation. If one of these financial institutions were to collapse, we may be unable to retrieve our deposits and may incur significant losses that would have an adverse effect on our results of operations and financial condition.

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

As of December 31, 2015, we had approximately $134.8 million of floating rate debt outstanding (primarily based on spreads above LIBOR or a base rate), which represents the outstanding balance of the senior revolving credit facility. Prior to the impact of any interest rates swaps or caps we may enter into in the future, each 25 basis point increase in interest rates could increase our annual cash interest expense by $125,000 for each $50 million of our base rate variable rate borrowings outstanding for the entire year. Our LIBOR loans are subject to a LIBOR floor of 1.00%, excluding our fixed margin, which is more fully described in our consolidated financial statements, and until certain LIBOR rates exceed 1.00%, the interest rates we pay on those loans per dollar borrowed will not increase. We utilize LIBOR loans for the majority of our variable rate borrowings. As our strategy is to fund our growth in purchasing with additional borrowings under the senior revolving credit facility, our exposure to floating interest rates is likely to increase. In addition, the senior revolving credit facility contains interest rate floors which will eliminate the benefit of interest rates below certain thresholds even though we will be negatively impacted by increased interest rates.

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

The collections industry is regulated under various U.S. federal and state and Canadian laws and regulations. Many states, as well as provinces in Canada, require that we, and our third-party collectors, be licensed as debt collection companies. Both the Federal Trade Commission ("FTC") and the Consumer Financial Protection Bureau (“CFPB”) have the authority to investigate consumer complaints against debt collection companies, recommend enforcement actions, and seek monetary penalties. State regulatory authorities have similar powers. In addition, the CFPB has jurisdiction to conduct examinations of SquareTwo. The CFPB has conducted examinations of SquareTwo and from time to time SquareTwo receives requests for information from the CFPB. There can be no assurance that such examinations or requests for information will not result in regulatory actions that may be material to our business. Furthermore, we rely extensively on the attorneys affiliated with our branch offices to perform and supervise collection operations in a highly compliant fashion. Such attorneys are subject to regulation by their respective licensing and regulatory bodies. Failure of SquareTwo or our vendor attorneys to comply with applicable laws, regulations, and rules could result in further investigations and enforcement actions, and we could be subject to fines as well as the suspension or termination of our ability to conduct collections through our branch offices, which would have a material and adverse effect on our results of operations and financial condition.

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

Late in 2013, the CFPB issued an Advance Notice of Proposed Rulemaking (the “ANPR”) pursuant to which it posed 162 questions addressing issues raised in the debt collection and purchasing markets. The expressed intention of the CFPB is to use the responses to the questions to guide it in the issuance of rules governing these industries. The timing and content of these rules and the impact of these rules on the debt purchasing and debt collection industries remain uncertain. Depending on the ultimate content of the rules, changes may need to be made in the operational approaches made by our call centers and branch offices.

In 2015, the CFPB concluded several high profile enforcement proceedings, which are of great interest to debt sale and debt market participants, by issuing consent orders (the "Consent Orders"). On July 8, 2015 the CFPB issued a Consent Order against Chase Bank USA, N.A. and Chase Bankcard Services, Inc. (“Chase”). On September 9, 2015, the CFPB filed Consent Orders against Encore Capital Group, Inc. (“Encore”) and Portfolio Recovery Associates, LLC (“PRA”). On December 28, 2015 the CFPB and Frederick J. Hanna & Associates, P.C. (“Hanna”) filed a stipulated final judgment and order settling the pending lawsuit between them. By their terms in the Consent Orders, the Encore, PRA and Hanna matters apply to consumer debts - those incurred primarily for personal, family or household purposes. No implementation timeframe was announced in the PRA and Encore Consent Orders, although select provisions apply to their post-Consent Order purchases. The Hanna stipulated final judgment required that Hanna comply with the judgment’s provisions within 90 days of entry.

Although not formal rules or law, the Consent Orders telegraph what the CFPB believes is required under the FDCPA and Dodd-Frank, as they exist today. CFPB Director Richard Cordray stated in a September 9, 2015 press release regarding the Encore and PRA Consent Orders, “industry members who sell, buy and collect debt would be well served by carefully reviewing these orders." It is anticipated that the CFPB will propose formal rules in accord with the principles and requirements set forth in the Consent Orders. In the event the formal rules are proposed and implemented, we could become subject to additional regulation, which may increase our costs of compliance.

On November 4, 2015, the FTC announced a major new law enforcement initiative targeting deceptive and abusive debt collection practices titled “Operation Collection Protection”. The initiative is a nationwide effort the FTC is coordinating with the Department of Justice, the CFPB and more than 45 state and local enforcement agencies and regulators. FTC Chairwoman Edith Ramirez stated that Operation Collection Protection will conduct a comprehensive review of debt collection industry practices and will target corporate entities as well as individuals.

The Consent Orders and Operation Collection Protection may signal an aggressive new enforcement posture on the part of the CFPB and the FTC, and may result in increased scrutiny and regulatory enforcement risk for participants in the debt collection industry, including the Company.

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

The CFPB also has the ability to issue rules interpreting the FDCPA that may adversely affect our business, results of operations, and financial condition. The CFPB may also take enforcement actions against either debt sellers or debt purchasers that could have adverse impacts on our industry generally and our business specifically. This Bureau may also impose requirements on credit card issuers that could create a disincentive for credit card issuers to sell these accounts.

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

When we collect accounts using a legal channel, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings to obtain a judgment against the defendant. In addition, enhanced document requirements were articulated in the Consent Orders discussed above. If we are unable to produce account documents, or if courts require documentation that the original creditor is not able, or contractually required, to provide, these courts may deny our claims. As our industry has increased its use of legal collection efforts significantly over the last several years, we have witnessed the imposition of enhanced evidentiary requirements in excess of those required for claims brought by entities other than debt purchasers and more consumer friendly behavior from judges and courts in various jurisdictions. We believe the current trend toward consumer protectionism could lead to judicial proceedings or practices that create increasingly challenging requirements that could limit our ability to effectively pursue litigation on accounts, or substantially increase our costs incurred in pursuing our legal remedies.

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

We utilize the interest, or level yield, method of accounting for the majority of our purchased charged-off receivables because we believe that the purchased receivables are discounted as a result of deterioration of credit quality and that the amounts and timing of cash proceeds for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method is prescribed by Accounting Standards Codification ("ASC") Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30")."

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

Application of the level yield method of accounting requires the use of estimates, primarily estimated remaining cash proceeds, to calculate a projected IRR for each pool. These estimates are primarily based on historical experience and our proprietary models. The expected trends of each pool are analyzed at least quarterly. If future cash proceeds are materially different in amount or timing than the original estimate, earnings could be affected, either positively or negatively. Higher cash proceeds, or cash proceeds that occur sooner than projected cash proceeds, will have a favorable impact and may result in a reversal of valuation allowances or an increase in the IRR, thereby increasing revenues. Lower cash proceeds, or cash proceeds that occur later than projected, will have an unfavorable impact and may result in a valuation allowance being recorded, thereby decreasing revenues. As the accounting required under the level yield method of accounting treats current or projected underperformance as a current charge and current or projected over performance as a prospective increase in revenue recognition, it can create increased volatility in our consolidated financial statements as there is no effective netting of over and underperforming pools. We believe the charged-off receivables we acquire will continue to exhibit variability that will make continued valuation allowances probable in our business. We believe this variability is accentuated in periods of changing economic environments as is evidenced by the level of valuation allowances we recorded in 2008 through 2011, some of which have been partially reversed in 2012 through 2015.

In accordance with GAAP, we continue to have purchases that are accounted for under the cost recovery method, and expect to continue to apply the cost recovery method of accounting for certain purchases that do not meet the criteria for the level yield method of accounting. The use of two different revenue recognition procedures may result in a lack of comparability of our financial performance or may increase the volatility of our revenues and earnings on our consolidated financial statements. In addition, our continued use of cost recovery accounting results in a more rapid reduction in the carrying value of purchased debt and slower recognition of revenue.

Goodwill and other intangible assets represented 28.1% of our total assets at December 31, 2015. While non-cash impairment charges were recorded for goodwill and intangible assets in 2015 we may record future impairment charges, which could have a material adverse impact on our financial results.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. Goodwill represents the excess of the purchase price over the fair market value of the net assets of acquired businesses based on their respective fair values at the date of acquisition. Our other intangible assets include the value of our network of regional branch offices, which was valued as part of purchase accounting applied at the date of CA Holding's acquisition of SquareTwo during 2005.

We evaluate our finite lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We evaluate our goodwill and intangible assets for impairment annually, or more frequently if events or changes in circumstances suggest that impairment may exist. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results.

The test for goodwill impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. If our goodwill is deemed to be impaired, we will need to take a charge to earnings in the future to write-down this asset to its fair value. We make significant assumptions to estimate the future revenue and cash flows used to determine our fair value. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors. Variations in any of these assumptions could result in materially different calculations of impairment amounts. If the expected revenue and cash flows are not realized, impairment or valuation allowance losses may be recorded in the future.

The branch office intangible asset was originally determined to have an indefinite life, and is tested annually for impairment, or more frequently, if events or changes in circumstances indicate impairment. We also annually evaluate the remaining useful life of the branch office intangible to determine whether events and circumstances continue to support the indefinite life assertion. We make significant assumptions to estimate the future cash flows used to determine the fair value of the network of branch offices. If the branch offices can no longer contribute materially to our profitability, the future cash flows expected to be generated by the network of branch office may be less than the carrying amount, and an impairment charge may be recorded. If the remaining useful life is deemed to no longer be indefinite, we may amortize the remaining book value over the estimated useful life.

Due to certain triggering events during the third quarter of fiscal 2015, as further described in Note 4 to the consolidated financial statements, an interim impairment test was performed, which was finalized in connection with the preparation of our annual consolidated financial statements. This impairment test resulted in non-cash impairment charges of $74.0 million and $10.6 million, before tax impacts, related to goodwill and the branch office network, respectively. Because of the continued significance of our goodwill and intangible assets, any future impairment of these assets could have a further material adverse effect on our results of operations and financial condition. Should there be continued deterioration in the Company's position and operating results, or if the Company is not be able to comply with any of its financial or non-financial covenants, specifically projected non-compliance with our Adjusted EBITDA covenant, there is increasing risk that the Domestic segment goodwill, and / or branch office network intangible, may be further impaired.

We may be subject to examinations and challenges by tax authorities.

Our industry is relatively unique and, as a result, there is not a set of well-defined laws, regulations, or case law for us to follow that matches our particular facts and circumstances for certain tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice, and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions, the allocation of income among tax jurisdictions, and inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, we may be required to pay additional taxes and/or penalties which may be substantial, and could have a material and adverse effect on our result of operations and financial condition. Due to the differences in our tax and GAAP financial statements, we also expect to continue to generate deferred tax asset balances on our consolidated financial statements. To the extent we cannot satisfy the "more likely than not" requirement that we are confident these assets will be used in a reasonable time frame, we may be required to record valuation allowances against these assets as we did in the years ended December 31, 2015, 2014, and 2013.

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

As of December 31, 2015, we have approximately $426.3 million aggregate principal amount of outstanding indebtedness, of which substantially all is senior debt, and of which approximately $134.8 million is effectively ranked senior to the outstanding notes to the extent of the assets securing such debt.

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

The notes are jointly and severally guaranteed on a senior secured basis by substantially all of our existing and future domestic subsidiaries that guarantee, or are otherwise obligors with respect to, indebtedness under our senior revolving credit facility. Although CA Holding and our Canadian subsidiaries guarantee our obligations under our senior revolving credit facility, they do not guarantee our obligations under the notes. Our non-U.S. subsidiaries are not required by the indenture to guarantee the notes. Our non-guarantor subsidiaries are separate and distinct legal entities with no obligation to pay any amounts due pursuant to the notes or the guarantees of the notes or to provide us or the guarantors with funds for our payment obligations. Our cash flow and our ability to service our debt, including the notes, depend in part on the earnings of our non-guarantor subsidiaries and on the distribution of earnings, loans or other payments to us by these subsidiaries. Our non-guarantor subsidiaries represented approximately 13.4% of our total assets and approximately 1.2% of our liabilities as of December 31, 2015, and represented approximately 14.0% and approximately 18.8% of our consolidated revenue and Adjusted EBITDA, respectively, for the year ended December 31, 2015.

The notes are structurally subordinated to all current and future liabilities, including trade payables, of our subsidiaries that do not guarantee the notes, and the claims of creditors of those subsidiaries, including trade creditors, have priority as to the assets and cash flows of those subsidiaries. In the event of a bankruptcy, liquidation, dissolution or similar proceeding of any of the non-guarantor subsidiaries, holders of their liabilities, including their trade creditors, will generally be entitled to payment on their claims from assets of those subsidiaries before any assets are made available for distribution to us or our guarantor subsidiaries. As of December 31, 2015, the non-guarantor subsidiaries had no indebtedness, excluding intercompany indebtedness.

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

The lease of our Denver corporate office and call center expires on October 31, 2016. We currently do not have a new lease agreement in place after that period.

We are actively working with advisors and potential lessors to address the lease expiration. There can be no assurance that the current lease will be extended, modified, or replaced by a new lease facility prior to its expiration. Failure to satisfy our facility needs could have a detrimental impact on our ability to continue day to day operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located on leased property at 4340 South Monaco Street, Second Floor, Denver, Colorado 80237. We own no real property. The following table sets forth certain information regarding our leased facilities as of December 31, 2015.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for the Company's common stock. The Company had one record holder of common stock on April 25, 2016. The Company did not declare or pay any dividends during the fiscal years ended December 31, 2015, 2014, and 2013.

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

	Year Ended December 31,
($ in thousands)	2015	2014	2013	2012	2011
Revenues
Purchased debt revenue, net	$202,611	$247,035	$337,578	$353,360	$227,068
Other revenue	42	56	675	917	3,771
Total revenues	202,653	247,091	338,253	354,277	230,839
Expenses
Purchased debt expense	114,887	147,813	189,184	197,067	153,703
Court costs, net	26,857	34,719	40,155	37,317	26,280
Salaries and payroll taxes	34,601	30,552	26,348	26,136	25,644
General and administrative	13,654	14,457	14,418	12,653	10,209
Depreciation and amortization	6,753	6,883	7,986	6,860	5,264
Impairments of goodwill and intangible assets	84,606	—	—	—	—
Total operating expenses	281,358	234,424	278,091	280,033	221,100
Operating income	(78,705)	12,667	60,162	74,244	9,739
Other expenses
Interest expense	44,609	44,217	45,984	48,456	49,113
Other expense (income)	338	440	3,872	(2,261)	(1,058)
Total other expenses	44,947	44,657	49,856	46,195	48,055
(Loss) income before income taxes	(123,652)	(31,990)	10,306	28,049	(38,316)
Income tax benefit (expense)	5,951	(5,950)	(5,243)	(5,435)	(2,805)
Net (loss) income	$(117,701)	$(37,940)	$5,063	$22,614	$(41,121)
Statement of Financial Position Data:
Cash and cash equivalents	$19,584	$15,677	$9,379	$7,538	$2,657
Purchased debt, net of valuation allowance	167,494	222,700	274,357	251,682	243,413
Total assets	307,818	448,087	498,404	480,236	470,594
Debt, including capital leases	426,297	430,382	437,427	423,519	437,637
Total (deficiency) equity	(146,793)	(23,306)	16,994	13,039	(10,044)
Operating and Other Data:
Total cash proceeds on purchased debt	$353,148	$420,132	$563,709	$608,017	$470,680
Purchases—total, face	1,137,201	1,223,860	2,823,674	3,755,448	3,895,875
Purchases—total, price	98,247	126,747	258,110	272,757	267,704
Purchases—total, price (%)	8.6%	10.4%	9.1%	7.3%	6.9%
Capital expenditures(1)	5,224	4,747	5,012	5,536	4,416
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

 Our business model leverages our analytic expertise, technology platform, and in the U.S., a unique combination of company-owned call centers operating under the d/b/a name Fresh View Solutions (“Fresh View”), one independently owned collections agency exclusively dedicated to SquareTwo, and a network of regional law offices, also referred to as "branch offices", exclusively dedicated to SquareTwo. We refer to this network of branch offices and company-owned call centers as the “Closed Loop Network” because all newly acquired customer accounts are managed within this network through our centralized, proprietary technology platform called eAGLE, regardless of where an account is in its lifecycle. This integrated account management system and the Closed Loop Network allow us to achieve the highest level of information security and data accuracy, as well as to strive to provide a uniform customer experience during every stage of collections regardless of location. We utilize non-exclusive law firms to liquidate legacy customer commitments, for collections on accounts where legal judgments and payment plans had been established prior to the formation of our Closed Loop Network. Lastly, in Canada, where we exclusively service our Canadian customers, we utilize a company-owned call center as well as third-party non-legal and legal collection firms.

Our focus throughout the recovery process is on the customer, and helping the customer resolve their outstanding financial commitments, while ensuring that those customers who demonstrate a significant ability to pay their contractual obligations actually satisfy their obligations. In accordance with our commitment to customer service, respect, and operational excellence, we are dedicated to treating customers fairly and ethically and maintaining stringent compliance standards, which we believe allows us to liquidate more effectively.

From 1999, our first full year of purchasing debt, to December 31, 2015, we have invested approximately $2.7 billion in the acquisition of charged-off receivables, representing over $39.0 billion in face value of accounts. From 1999 to December 31, 2015, we have grown our business from $8.7 million to $353.1 million of annual cash proceeds on owned charged-off receivables, representing a compound annual growth rate of approximately 26%.

The combination of our historical and future recovery efforts is expected to result in cumulative gross cash proceeds of approximately 2.2x our invested capital since our first purchase in 1998. Based on our proprietary analytical models, which utilize historical and current account level data, as well as economic, pricing and collection trends, we expect that our U.S. owned charged-off receivables as of December 31, 2015 of $7.1 billion (active face value) will generate approximately $482.6 million in gross cash proceeds. We refer to this as estimated remaining proceeds ("ERP"). In addition, we expect our Canadian owned charged-off receivables of $1.9 billion (active face value) to generate approximately $74.0 million in additional ERP. Therefore, the total ERP for both our U.S. and Canadian owned charged-off receivables was $556.6 million as of December 31, 2015. This compares to total ERP of $654.9 million as of December 31, 2014 and $840.9 million as of December 31, 2013. These expectations are based on historical data as well as assumptions about future collection rates and consumer behavior. We cannot guarantee that we will achieve such proceeds.

Our U.S. Closed Loop Network

Recovery efforts on all newly acquired U.S. purchased debt are managed by the Closed Loop Network discussed in the preceding section. Historically, our branch offices were the primary channel for recovery work on our behalf, but during 2014, we expanded our asset recovery options in the U.S. by opening a company-owned call center dedicated to consumer collections. Newly acquired accounts are placed for collection exclusively within our Fresh View call centers, where our call center employees are compensated based on their ability to meet our stringent compliance and operating standards. Legal recovery operations, if necessary, continue to progress through our dedicated branch office legal channel.

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

Once accounts are designated for legal recovery efforts, they are placed into the network of legal branch offices. The branch offices perform recovery work exclusively on our behalf and utilize our account management system in accordance with specified contractual arrangements. Effective June 1, 2015, the Company entered into new business agreements with its branch offices replacing the previous contractual arrangements that were subject to franchise law. The new legal framework removed the legal requirements of franchise law in multiple jurisdictions and enables the Company more control and flexibility in how we manage the branch offices. These contractual agreements have a term of three years and provide the branch offices with a license to use our proprietary collection and account management software; however, SquareTwo no longer charges royalty fees as a percentage of each dollar collected.

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

Underwriting and Purchasing

The success of our business depends heavily on our ability to find charged-off receivables for purchase, evaluate these assets accurately and acquire them at the appropriate pricing. We have a dedicated Business Development team that generates acquisition opportunities. Historically, we have purchased charged-off receivables from seven of the ten largest U.S. credit card issuers identified in The Nilson Report, which is a leading source of news and proprietary research on the payment system industry. In addition to our relationships within the largest U.S. credit card issuers, we have extensive relationships with marketplace lenders or financial technology companies, also known as "FinTechs", super-regional and regional banks and other credit issuers. Potential purchasing opportunities are reviewed in detail by our Decision Science department, which is responsible for creating forecasted cash flows for each purchase using our proprietary statistical models and our experience with similar purchases. These models and related assumptions are reviewed by our investment committee, which includes members of our senior leadership team and representatives from each key business function, to determine the appropriate purchase price for the available portfolios. We target purchases that meet return thresholds determined by our investment committee. In times of increased pricing in the market, we may accept a lower return, while still maintaining our yield-based purchasing strategy. In addition to the relationships described above, we are actively engaged in the development of business opportunities in purchasing other forms of charged-off domestic and Canadian receivables.

Sources of Revenue and Expense

Sources of Revenue

Our primary source of revenue is revenues recognized on our portfolio base of purchased debt assets which is driven by cash proceeds from non-legal collections, legal collections, court cost recoveries, recourse and bankruptcy. In addition, prior to June 1, 2015, we earned royalties from our branch offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE. In conjunction with the new contractual arrangements with our branch offices, effective June 1, 2015, the Company no longer charges royalty fees as a percentage of each dollar collected.

Sources of Expense

Purchased Debt Expense

Purchased debt expense represents direct and indirect costs of collections related to our purchased debt. In the U.S., the majority of our direct expenses relate to the fees that we pay to our branch offices based on their collections on our U.S. purchased debt. We pay these offices a service fee, which varies based upon the amount collected as well as their performance against certain of our operational incentives. Purchased debt expense in the U.S. also includes all costs related to our call centers, as well as legal compliance costs and certain other indirect operating and branch office costs. In Canada, purchased debt expense includes the cost of our collectors as well as fees paid to outside agencies with whom we place certain accounts.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Purchasing Activity

The following table summarizes the purchasing activity for the year ended December 31, 2015 ("2015") compared to the year ended December 31, 2014 ("2014"):

	Year Ended
Purchasing Activity ($ in thousands)	December 31,
	2015	2014	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face Value	$454,697	$714,681	$(259,984)	(36.4)%
Price	52,093	101,102	(49,009)	(48.5)%
Price (%)	11.5%	14.1%
Credit Card/Consumer Loan - Non-Fresh(1)
Face Value	470,871	284,554	186,317	65.5%
Price	19,989	14,346	5,643	39.3%
Price (%)	4.2%	5.0%
Other(2)
Face Value	211,633	224,625	(12,992)	(5.8)%
Price	26,165	11,299	14,866	131.6%
Price (%)	12.4%	5.0%
Purchased Debt - Total
Face Value	$1,137,201	$1,223,860	$(86,659)	(7.1)%
Price	98,247	126,747	(28,500)	(22.5)%
Price (%)	8.6%	10.4%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and other purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $454.7 million of face value receivables at a price of $52.1 million during 2015, compared to $714.7 million of face value receivables at a price of $101.1 million in 2014. Our average price for credit card/consumer loan - fresh purchases decreased from 14.1% to 11.5%. The decrease in overall fresh purchases is attributed to reduced supply of portfolios meeting our underwriting criteria as a result of the continued absence from the debt sales market of historically significant sellers which has increased competition for, and pricing of, fresh portfolios in the market since 2013. While general pricing of fresh portfolios remained elevated throughout 2015, the decrease in average price we paid for fresh portfolios during 2015 compared to 2014 is primarily attributed to a change in seller and portfolio mix and quality. Although our disciplined acquisitions strategy enabled us to slightly increase the estimated returns for all 2015 portfolios in aggregate as compared to 2014, as shown in the Supplemental Performance Data tables in this section, we continued to accept lower returns on certain purchases relative to 2013 and prior years before the regulatory scrutiny resulted in certain financial institutions reducing or ceasing debt sales.

Credit Card/Consumer Loan - Non-Fresh

Credit card and consumer loan - non-fresh purchases consist of purchases of charged-off receivables that have been worked by an external agency or other party external to the originating financial institution. Credit card and consumer loan - non-fresh purchases were $470.9 million of face value receivables at a price of $20.0 million during 2015, compared to $284.6 million of face value receivables at a price of $14.3 million during 2014, an increase of $186.3 million in face and an increase of $5.6 million in capital deployed. This increase is primarily attributable to more favorable return opportunities for capital deployment in this category as compared to fresh both domestically and in Canada. While both face and price increased respectively, the average price decreased from 5.0% to 4.2%, primarily attributed to a change in portfolio mix and quality.

Other

Other purchases consist of commercial, student loan, and other various asset classes. The capital deployed for these purchases was $26.2 million during 2015 compared to $11.3 million in 2014, an increase of $14.9 million due to increases in both commercial and student loan purchasing consistent with our diversification and return based acquisition strategies. Our average price for other purchases increased from 5.0% to 12.4% during 2015 primarily due to the product and portfolio mix purchased, with certain commercial fresh portfolios containing an increased concentration of high quality accounts. We continue to deploy capital into the other category only if the anticipated return meets or exceeds our targeted return thresholds.

Cash Proceeds on Purchased Debt

A key driver to our performance, and one of the primary metrics monitored by our management team, is cash proceeds received from our purchased debt. This measurement, and our focus on cash proceeds, is important because proceeds drive our business operations. Included in cash proceeds are non-legal collections, legal collections, the reimbursement of court costs, bankruptcy proceeds and returns of non-conforming accounts (which we refer to as recourse).

The following table summarizes the cash proceeds activity for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended
	December 31,
Cash Proceeds ($ in thousands)	2015	2014	$ Variance	% Variance
Credit card/consumer loan collections
Non-legal collections	$129,918	$184,974	$(55,056)	(29.8)%
Legal collections	183,578	207,420	(23,842)	(11.5)%
Other collections(1)	32,563	21,385	11,178	52.3%
Total collections	346,059	413,779	(67,720)	(16.4)%
Recourse & bankruptcy proceeds	7,089	6,353	736	11.6%
Total cash proceeds on purchased debt	$353,148	$420,132	$(66,984)	(15.9)%
(1)    Other includes non-legal collections, legal collections, and court cost recoveries on commercial, student loan, and other accounts.

Credit Card/Consumer Loan Collections

Overall, our domestic consumer portfolio is aging as we have purchased less during 2014 and 2015 than in years prior. As our consumer portfolio becomes weighted more heavily towards older portfolios, legal collections increase as a percentage of total cash proceeds, which is the case in 2015.

Non-legal Collections

Credit card and consumer loan non-legal collections were $129.9 million during 2015 compared to $185.0 million during 2014, representing a decrease of $55.1 million or 29.8%. This decrease is driven primarily by lower face value of purchases in 2015 and 2014 and therefore less inventory in the non-legal channel. As a result of the aforementioned aging of our total purchased debt portfolio, credit card/consumer loan non-legal collections decreased from 44.0% of total cash proceeds on purchased debt in 2014 to 36.8% in 2015.

Legal Collections

Credit card and consumer loan legal collections were $183.6 million during 2015 compared to $207.4 million during 2014, representing a decrease of $23.8 million or 11.5%. Legal collections have been impacted less by the lower volume of purchases over last few years than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced. Also, as noted above, with the weighting of our domestic consumer portfolio towards older portfolios, collections in the legal channel have increased as a percentage of total cash proceeds. Credit card/consumer loan legal collections represented 52.0% and 49.4% of total cash proceeds on purchased debt in 2015 and 2014, respectively.

Other Collections

Other collections were $32.6 million during 2015 compared to $21.4 million during 2014, an increase of $11.2 million or 52.3%. The increase in other collections was primarily due to an increase in commercial collections resulting from increased commercial purchasing consistent with our diversification and return based acquisitions strategies.

Recourse and Bankruptcy Proceeds

Recourse and bankruptcy proceeds were $7.1 million during 2015 compared to $6.4 million in 2014. While total recourse and bankruptcy proceeds have remained fairly consistent in 2015, bankruptcy proceeds have increased by $3.0 million due to the expansion of our bankruptcy channel and account base, which was offset by a continued decrease in recourse due to lower purchasing volumes.

Consolidated Results

The following table summarizes the results of our operations for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended
	December 31,
Consolidated Results ($ in thousands)	2015	2014	$ Variance	% Variance
Revenues
Purchased debt revenue, net	$202,611	$247,035	$(44,424)	(18.0)%
Other revenue	42	56	(14)	(25.0)%
Total revenues	202,653	247,091	(44,438)	(18.0)%
Expenses
Purchased debt expense	114,887	147,813	(32,926)	(22.3)%
Court costs, net	26,857	34,719	(7,862)	(22.6)%
Salaries and payroll taxes	34,601	30,552	4,049	13.3%
General and administrative	13,654	14,457	(803)	(5.6)%
Depreciation and amortization	6,753	6,883	(130)	(1.9)%
Impairments of goodwill and intangible assets	84,606	—	84,606	(1)
Total operating expenses	281,358	234,424	46,934	20.0%
Operating income	(78,705)	12,667	(91,372)	(1)
Other expenses
Interest expense	44,609	44,217	392	0.9%
Other expense	338	440	(102)	(23.2)%
Total other expenses	44,947	44,657	290	0.6%
Loss before income taxes	(123,652)	(31,990)	(91,662)	286.5%
Income tax benefit (expense)	5,951	(5,950)	11,901	(1)
Net loss	$(117,701)	$(37,940)	$(79,761)	210.2%
 (1)    Not meaningful

Purchased Debt Revenue, Net

Purchased debt revenue, net was $202.6 million during 2015 compared to $247.0 million during 2014, a decrease of $44.4 million or 18.0%. The change was predominantly due to a $47.5 million decrease in gross revenue on level yield assets as a result of a decrease in the carrying value of purchased debt driven by lower purchasing. The average carrying value of level yield purchased debt assets decreased from $230.5 million in 2014 to $176.3 million in 2015.

An increase in net valuation allowance reversals partially offset the decrease in gross revenue on level yield assets. During 2015, we recorded $6.7 million in net reversals of non-cash valuation allowances primarily related to over performance on certain 2007 - 2009 level yield pools and partially offset by non-cash valuation allowances primarily on certain cost recovery portfolios. During 2014, we recorded $1.8 million in net non-cash valuation allowances.

In addition, purchased debt royalties decreased $4.1 million primarily due to lower non-legal collections on which royalty was calculated prior to June 1, 2015 as well as the discontinuance of royalty fees effective June 1, 2015.

Purchased Debt Expense

Purchased debt expense was $114.9 million during 2015 compared to $147.8 million during 2014. Purchased debt expense decreased $32.9 million or 22.3% primarily due to a decrease of 16.4% in total collections on purchased debt. Also, effective May 1, 2015, the Company fundamentally restructured the compensation plan by lowering fees paid to our branch offices on legal collections, including those on accounts placed prior to May 2015. The lower fee structure on legal collections more than offset the otherwise negative impact on purchased debt expense of the increase in legal collections as a percentage of total cash proceeds due to the cost of collecting in the legal channel being higher than the non-legal channel. Legal collections as a percent of total cash proceeds increased to 52.0% in 2015 from 49.4% in 2014 due to the previously discussed aging of the entire purchased debt portfolio.

Court Costs, Net

Court costs, net were $26.9 million in 2015 compared to $34.7 million in 2014, a decrease of $7.9 million or 22.6% primarily due to lower volumes purchased over the past two years. Court costs are expensed as incurred; however, partial recovery of these costs occurs over many years. We estimate that we recover in excess of one-third of all court costs expended.

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

The following table summarizes our costs to collect and our costs to collect excluding court costs as a percentage of total collections for the years ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended
	December 31,
Costs to Collect ($ in thousands)	2015	2014	$ Variance	% Variance
Total collections	$346,059	$413,779	$(67,720)	(16.4)%

Costs to collect(1)	142,962	183,755	(40,793)	(22.2)%
Costs to collect as a % of collections	41.3%	44.4%

Costs to collect excluding court costs	114,887	147,813	(32,926)	(22.3)%
Costs to collect excluding court costs as a % of collections	33.2%	35.7%
(1)    Excludes court cost recoveries of $1.2 million and $1.2 million, respectively, to arrive at gross court costs.

The decrease in costs to collect as a percentage of collections was primarily due to the lower fees paid to our branch offices with the new legal channel compensation structure effective May 1, 2015, and partially offset by a slight increase in certain fixed collection expenses as a percentage of total collections. In addition, court costs as a percentage of collections decreased primarily due to the timing of legal proceedings.

Salaries and Payroll Taxes

Salaries and payroll taxes were $34.6 million in 2015 compared to $30.6 million in 2014, an increase of $4.0 million or 13.3%. The increase was mostly driven by an increase in headcount and related compensation expenses primarily related to increased compliance staffing. There was a reduction in force that occurred at the beginning of the fourth quarter of 2015 that resulted in cost savings of approximately $0.8 million in salaries and related benefit expenses for the quarter and year ended December 31, 2015 offset by approximately $0.6 million in severance and related benefit expenses incurred as a result of the reduction in force.

General and Administrative Expenses

General and administrative expenses were $13.7 million in 2015 compared to $14.5 million in 2014, a decrease of $0.8 million or 5.6%. This decrease was primarily due to decreases in marketing and travel and entertainment expenses, as the Company reduced discretionary spending in light of lower collections and revenues.

Impairments of Goodwill and Intangible Assets

The Domestic segment recorded a non-cash goodwill impairment of $74.0 million and a non-cash impairment of its branch office intangible network in the amount of $10.6 million in 2015. No goodwill or intangible asset impairments were recognized in 2014.

The Company tests its indefinite-lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing. We initially assessed goodwill for impairment as of September 30, 2015 due to the then projected non-compliance with the Adjusted EBITDA covenant for the fourth quarter ended December 31, 2015, as well as other factors, which represented indicators of impairment and triggered the interim test. As a result of the first step of our interim goodwill impairment test performed on both segments, we concluded that the fair value of the Domestic reporting unit did not exceed its carrying value, suggesting the $145.9 million of goodwill assigned to this reporting unit, or a portion thereof, could be impaired. However, due to the time involved in engaging a third party valuation firm and completing the step two goodwill analysis, we were unable to perform the theoretical purchase price allocation for the domestic reporting unit until we were engaged in the preparation of our annual consolidated financial statements.

As prescribed by ASC 350, step two of the impairment test requires that we perform a theoretical purchase price allocation for the Domestic reporting unit to determine the implied fair value of goodwill. If the implied fair value of goodwill, after considering the fair values of remaining assets and liabilities, is less than the recorded amount on the balance sheet, an impairment is recorded. Since goodwill represents the difference between the fair value of the reporting unit, on a debt free basis, and the fair value of its assets and liabilities, any increase in the fair value of the assets decreases the amount of goodwill implied by the fair value of the reporting unit. Similarly, any increase in the fair value of the reporting unit’s liabilities increases the amount of goodwill supported by the reporting unit. The Company's step two analysis indicates that the fair value of the Domestic reporting unit’s assets, excluding the branch office network intangible, was approximately $57.0 million higher than the carrying value, primarily due to the increase in the value of the purchased debt asset. Partially offsetting this is an increase of approximately $24.6 million in the reporting unit’s liabilities primarily attributable to the deferred tax impact associated with the increase in the fair value of the assets. As a result of the completed analysis, a non-cash goodwill impairment charge of $74.0 million and a non-cash impairment charge of $10.6 million, before a tax benefit of $4.0 million, related to the branch office intangible, were recorded in the fourth quarter of 2015. These impairment charges represent a substantial impairment of goodwill and the branch office intangible, respectively, and are recorded in the impairments of goodwill and intangible assets line item on the consolidated statements of operations.

As part of the step two goodwill assessment, the Company also determined the fair value of the branch office network using the replacement cost method. As part of this methodology, management made a number of assumptions regarding both internal and external resources that would be required to recreate the network, including but not limited to, recruitment and on-boarding of partners, development of the technology and compliance framework, excluding the cost of the eAGLE system which was valued separately, based on which the network operates and currently provides the Closed Loop competitive advantage. The branch office network was originally valued in 2005 at the date of the Acquisition. The 2005 valuation was performed before the rationalization of the Company’s legal network to meet the evolving regulatory environment. This has involved the elimination of multiple legal offices as the Company regionalized its legal efforts, providing increased regulatory oversight and control.

Income Tax Expense

For the year ended December 31, 2015, the combined state, federal and Canadian tax benefit from operations was $6.0 million, compared to tax expense of $6.0 million for the same period in 2014. The $12.0 million change was primarily attributable to a $9.3 million benefit related to the branch office intangible asset. This was comprised of a $4.0 million reduction to the deferred tax liability as a result of the branch office intangible impairment and a $5.3 million release of the valuation as a result of the change from indefinite life to definite life classification. Also included is a $1.4 million decrease in withholding tax recognized under IRC Section 956 attributable to foreign earnings, $0.5 million decrease in income tax from operations in Canada, and a $0.7 million benefit in the U.S. related to a refund of previously paid taxes from the State of Colorado. The decrease in withholding tax on the amount of foreign earnings deemed distributed under IRC Section 956 is due to the 2014 expense including an amount on all previously accumulated but undistributed earnings and profits in Canada whereas the 2015 expense only relates to amounts attributable to 2015 earnings.

Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at December 31, 2015.

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

The following table summarizes our Adjusted EBITDA for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended
	December 31,
Adjusted EBITDA ($ in thousands)	2015	2014	$ Variance	% Variance
Non-legal collections	$129,918	$184,974	$(55,056)	(29.8)%
Legal collections	183,578	207,420	(23,842)	(11.5)%
Other collections(1)	32,563	21,385	11,178	52.3%
Recourse & bankruptcy proceeds	7,089	6,353	736	11.6%
Contribution of other business activities(2)	1,682	5,818	(4,136)	(71.1)%
Total inflows	354,830	425,950	(71,120)	(16.7)%

Purchased debt expense	114,887	147,813	(32,926)	(22.3)%
Court costs, net	26,857	34,719	(7,862)	(22.6)%
Salaries, general and administrative expenses	48,255	45,009	3,246	7.2%
Other(3)	1,891	1,983	(92)	(4.6)%
Total outflows	191,890	229,524	(37,634)	(16.4)%
Adjustments(4)	3,034	1,287	1,747	135.7%
Adjusted EBITDA	$165,974	$197,713	$(31,739)	(16.1)%
(1)    Other includes non-legal collections, legal collections, and court cost recoveries on commercial, student loan, and other accounts.

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

The table above represents cash generated by collecting debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended
Reconciliation of Net Loss to Adjusted EBITDA ($ in thousands)	December 31,
	2015	2014	$ Variance	% Variance
Net loss	$(117,701)	$(37,940)	$(79,761)	(210.2)%
Interest expense	44,609	44,217	392	0.9%
Interest income	(157)	(163)	6	3.7%
Income tax (benefit) expense	(5,951)	5,950	(11,901)	(5)
Depreciation and amortization	6,753	6,883	(130)	(1.9)%
Impairments of goodwill and intangible assets	84,606	—	84,606	(5)
EBITDA	12,159	18,947	(6,788)	(35.8)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	157,500	175,695	(18,195)	(10.4)%
Purchased debt valuation allowance (reversals) charges(2)	(6,719)	1,784	(8,503)	(5)
Certain other or non-cash expenses
Stock option expense(3)	34	79	(45)	(57.0)%
Other(4)	3,000	1,208	1,792	148.3%
Adjusted EBITDA	$165,974	$197,713	$(31,739)	(16.1)%
(1)    Cash proceeds applied to purchased debt principal rather than recorded as revenue.

(2)    Represents non-cash valuation allowance charges (reversals) on purchased debt.

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

(5)    Not meaningful.

The table below reconciles net cash flows from operations to Adjusted EBITDA for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended
Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA ($ in thousands)	December 31,
	2015	2014	$ Variance	% Variance
Net cash used in operating activities	$(39,684)	$(26,703)	$(12,981)	(48.6)%
Proceeds applied to purchased debt principal(1)	157,500	175,695	(18,195)	(10.4)%
Interest expense to be paid in cash(2)	41,306	41,220	86	0.2%
Interest income	(157)	(163)	6	3.7%
Amortization of prepaid and other non-cash expenses	(6,032)	(4,532)	(1,500)	(33.1)%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(1,210)	(2,347)	1,137	48.4%
Other operating assets and liabilities and deferred taxes(4)	17,202	7,385	9,817	132.9%
Income tax (benefit) expense	(5,951)	5,950	(11,901)	(6)
Other(5)	3,000	1,208	1,792	148.3%
Adjusted EBITDA	$165,974	$197,713	$(31,739)	(16.1)%

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

(6)     Not meaningful.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Purchasing Activity

The following table summarizes the purchasing activity for the year ended December 31, 2014 ("2014") compared to the year ended December 31, 2013 ("2013"):

	Year Ended
Purchasing Activity ($ in thousands)	December 31,
	2014	2013	$ Variance	% Variance
Credit Card/Consumer Loan - Fresh(1)
Face Value	$714,681	$1,572,612	$(857,931)	(54.6)%
Price	101,102	197,420	(96,318)	(48.8)%
Price (%)	14.1%	12.6%
Credit Card/Consumer Loan - Non-Fresh(1)
Face Value	284,554	800,694	(516,140)	(64.5)%
Price	14,346	40,912	(26,566)	(64.9)%
Price (%)	5.0%	5.1%
Other(2)
Face Value	224,625	450,368	(225,743)	(50.1)%
Price	11,299	19,778	(8,479)	(42.9)%
Price (%)	5.0%	4.4%
Purchased Debt - Total
Face Value	$1,223,860	$2,823,674	$(1,599,814)	(56.7)%
Price	126,747	258,110	(131,363)	(50.9)%
Price (%)	10.4%	9.1%
(1)    Includes both Domestic and Canadian purchases.

(2)    Other includes commercial, student loan, and other purchased debt assets.

Credit Card/Consumer Loan - Fresh

Credit card and consumer loan - fresh purchases were $0.7 billion of face value receivables at a price of $101.1 million during 2014, compared to $1.6 billion of face value receivables at a price of $197.4 million in 2013. Our average price for credit card/consumer loan - fresh purchases increased from 12.6% to 14.1%. The decrease in purchasing and the increase in price are primarily due to a decreased supply from certain financial institutions, which we attribute to their anticipation and implementation of expected rules to be promulgated by the CFPB. Anticipated regulations were the key focus of the industry as a whole, and in particular a few large sellers remained absent from the debt sales market while they focused on reviewing internal compliance activities as well as the compliance capabilities of their select group of approved buyers.

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

Other

Other purchases consist of commercial, student loan, and other various asset classes. Other purchases were $224.6 million in face value at a price of $11.3 million during 2014, compared to $450.4 million in face value at a price of $19.8 million in 2013, representing a decrease of 50.1% in face value and a decrease of 42.9% in capital deployed. These decreases were primarily driven by a decrease in face value and capital deployed for student loan purchases. We deploy capital into the other category as part of our diversification strategy and only if the anticipated return meets or exceeds our targeted return thresholds.

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
(1)    Other includes non-legal collections, legal collections, and court cost recoveries on commercial, student loan, and other accounts.

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

Recourse and Bankruptcy Proceeds

Recourse and bankruptcy proceeds were $6.4 million during 2014 compared to sales and recourse proceeds of $21.8 million in 2013. Historically, based on operational considerations, market pricing, or capacity constraints within our branch offices, we resold certain purchased debt accounts at various stages of their collection cycle. Since 2013, account sales have no longer been part of our core liquidation strategy.

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

Also contributing to the decrease in purchased debt revenue, net was the change in the valuation allowance. During 2014 we recorded $1.8 million in net non-cash valuation allowances primarily related to certain of our older cost recovery portfolios compared to $6.6 million in net reversals in 2013 primarily related to over performance on 2007 and 2008 level yield pools relative to previously reduced expected proceeds.

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

Court Costs, Net

Court costs, net were $34.7 million in 2014 compared to $40.2 million in 2013. Court costs are expensed as incurred; however, partial recovery of these costs occurs over many years. We estimate that we recover in excess of one-third of all court costs expended. The decrease in court costs, net was due to lower lawsuit volumes in 2014 compared to 2013.

Costs to Collect

The following table summarizes our costs to collect and our costs to collect excluding court costs as a percentage of total collections for the year ended December 31, 2014 compared to the year ended December 31, 2013:

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

The increase in costs to collect as a percentage of collections was partially due to the mix of legal collections as a percentage of total collections having increased from 39.2% in 2013 to 50.1% in 2014 as well as an increase in court costs as a percentage of collections. In addition, the increase is partially due to an increase in expense associated with the launch of our U.S. consumer call center in the fourth quarter of 2014.

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

Income Tax Expense

For the year ended December 31, 2014, the combined state, federal and Canadian tax expense from operations was $6.0 million, compared to $5.2 million for the same period in 2013. Tax expense in 2014 was comprised of foreign taxes on Canadian operations based on an effective tax rate of approximately 26.5%, U.S. state income tax expense of $0.5 million, and $1.5 million deferred expense related to Canadian withholding tax recognized in connection with Internal Revenue Code (“IRC”) Section 956 income from Canadian operations. Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2014 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at December 31, 2014.

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

Adjusted EBITDA

The following table summarizes our Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended
	December 31,
Adjusted EBITDA	2014	2013	$ Variance	% Variance
Non-legal collections	$184,974	$306,222	$(121,248)	(39.6)%
Legal collections	207,420	212,529	(5,109)	(2.4)%
Other collections(1)	21,385	23,198	(1,813)	(7.8)%
Sales, recourse & bankruptcy proceeds	6,353	21,760	(15,407)	(70.8)%
Contribution of other business activities(2)	5,818	11,108	(5,290)	(47.6)%
Total inflows	425,950	574,817	(148,867)	(25.9)%

Purchased debt expense	147,813	189,184	(41,371)	(21.9)%
Court costs, net	34,719	40,155	(5,436)	(13.5)%
Salaries, general and administrative expenses	45,009	40,766	4,243	10.4%
Other(3)	1,983	4,360	(2,377)	(54.5)%
Total outflows	229,524	274,465	(44,941)	(16.4)%
Adjustments(4)	1,287	8,028	(6,741)	(84.0)%
Adjusted EBITDA	$197,713	$308,380	$(110,667)	(35.9)%
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

The table above represents cash generated by collecting debt, selling debt and other business activities, less operating and other cash expenses, resulting in Adjusted EBITDA. The table below reconciles net income to EBITDA and adjusts for certain purchasing items and other non-cash items to reconcile to Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA	December 31,
	2014	2013	$ Variance	% Variance
Net (loss) income	$(37,940)	$5,063	$(43,003)	(6)
Interest expense	44,217	45,984	(1,767)	(3.8)%
Interest income	(163)	(103)	(60)	(58.3)%
Income tax expense	5,950	5,243	707	13.5%
Depreciation and amortization	6,883	7,986	(1,103)	(13.8)%
EBITDA	18,947	64,173	(45,226)	(70.5)%
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	175,695	241,561	(65,866)	(27.3)%
Amortization of step-up of carrying value(2)	—	107	(107)	(6)
Purchased debt valuation allowance charges (reversals)(3)	1,784	(6,648)	8,432	(6)
Certain other or non-cash expenses
Stock option expense(4)	79	128	(49)	(38.3)%
Termination fees	—	4,900	(4,900)	(6)
Other(5)	1,208	4,159	(2,951)	(71.0)%
Adjusted EBITDA	$197,713	$308,380	$(110,667)	(35.9)%
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

(6)    Not meaningful.

The table below reconciles net cash (used in) provided by operating activities to Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended
Reconciliation of Net Cash (Used in) Provided by Operating Activities to Adjusted EBITDA	December 31,
	2014	2013	$ Variance	% Variance
Net cash (used in) provided by operating activities	$(26,703)	$15,045	$(41,748)	(6)
Proceeds applied to purchased debt principal(1)	175,695	241,561	(65,866)	(27.3)%
Interest expense to be paid in cash(2)	41,220	42,782	(1,562)	(3.7)%
Interest income	(163)	(103)	(60)	(58.3)%
Amortization of prepaid and other non-cash expenses	(4,532)	(4,658)	126	2.7%
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(2,347)	(4,899)	2,552	52.1%
Other operating assets and liabilities and deferred taxes(4)	7,385	4,350	3,035	69.8%
Income tax expense	5,950	5,243	707	13.5%
Termination fees	—	4,900	(4,900)	(6)
Other(5)	1,208	4,159	(2,951)	(71.0)%
Adjusted EBITDA	$197,713	$308,380	$(110,667)	(35.9)%
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

Domestic Performance Summary

The following table presents selected financial data for our Domestic operating segment for the periods presented:

	Year Ended
Domestic Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Purchases - face	$721,560	$917,885	$2,607,405	(21.4)%	(64.8)%
Purchases - price	76,835	105,532	240,595	(27.2)%	(56.1)%
Purchases - price (%)	10.6%	11.5%	9.2%
Cash proceeds on purchased debt	310,338	376,563	515,696	(17.6)%	(27.0)%
Total revenues	174,312	220,141	309,570	(20.8)%	(28.9)%
Impairments of goodwill and intangible assets	84,606	—	—	(2)	—%
Adjusted EBITDA(1)	134,715	166,281	273,475	(19.0)%	(39.2)%
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

(2)    Not meaningful

Purchases

Fiscal year 2015 compared with fiscal year 2014

Total domestic purchases decreased $196.3 million or 21.4% in face value and $28.7 million or 27.2% in capital deployed. Credit card/consumer loan - fresh debt purchases decreased $265.9 million in face value and $49.3 million in capital deployed due to the reduced supply of portfolios meeting our underwriting criteria as a result of the continued absence from the debt sales market of historically significant sellers which has increased competition for, and pricing of, fresh portfolios in the market since 2013. Credit card/consumer loan - non-fresh debt purchases increased $82.6 million in face value and $5.7 million in capital deployed which is primarily attributable to more opportunities for capital deployment in this category than in the prior year. Purchases of student loan and commercial accounts decreased a combined $2.5 million in face value but increased by $15.3 million in capital deployed. The increase in both commercial and student loan purchasing is consistent with our diversification and return based acquisition strategies. Average price increased in this category due to the product and portfolio mix purchased, with certain commercial fresh portfolios containing an increased concentration of high quality accounts.

Fiscal year 2014 compared with fiscal year 2013

Total domestic purchases decreased $1,689.5 million or 64.8% in face value and $135.1 million or 56.1% in capital deployed. Credit card/consumer loan - fresh debt purchases decreased $850.2 million in face value and $95.4 million in capital deployed. In addition, credit card/consumer loan - non-fresh debt purchases decreased $613.6 million in face value and $31.2 million in capital deployed. Purchases of student loan and commercial accounts decreased a combined $225.1 million in face value and $8.2 million in capital deployed. We generally attribute the decrease in purchasing to decreased supply from certain financial institutions resulting from their anticipation and implementation of expected rules to be promulgated by the CFPB. While the regulations continue to be better understood by the industry, thereby providing improved clarity and direction, many banks remain almost entirely focused on enhancing internal activities to ensure they have their respective processes in order before they will reenter the market.

Cash Proceeds

Fiscal year 2015 compared with fiscal year 2014

Domestic cash proceeds on purchased debt decreased $66.2 million or 17.6%. The largest driver was a $44.7 million decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in the past two years and therefore less inventory in the non-legal channel. In addition, credit card/consumer loan legal collections decreased $21.8 million. Legal collections have been impacted less by the lower volume of purchases over last few years than non-legal collections due to the time lag between when portfolios are acquired versus when legal action, our strategy of last resort, is commenced. Overall, our domestic consumer portfolio is aging as we have purchased less during 2014 and 2015 than in years prior. As our consumer portfolio becomes weighted more heavily towards older portfolios, legal collections increase as a percentage of total cash proceeds, which is the case in 2015.

Fiscal year 2014 compared with fiscal year 2013

Domestic total cash proceeds decreased $139.1 million. The largest driver was a $118.7 million decrease in credit card/consumer loan non-legal collections, due to lower face value of purchases in late 2013 and 2014 and therefore less inventory in the non-legal channel. In addition, domestic recourse and bankruptcy proceeds decreased $15.5 million due to a shift in the Company's strategy away from account resales. Since 2013, account sales have no longer been part of our core liquidation strategy.

Total Revenues

Fiscal year 2015 compared with fiscal year 2014

Total domestic revenues decreased $45.8 million or 20.8%. Gross revenue on level yield assets decreased by $51.8 million which was driven by a decrease in the carrying value of purchased debt. Partially offsetting the decrease in purchased debt revenue, net was the change in the valuation allowance. During 2015 we recorded $6.9 million in net reversals of non-cash valuation allowances primarily related to over performance on certain 2007 - 2009 level yield pools compared to $1.8 million net expense for non-cash valuation allowances in 2014.

In addition, purchased debt royalties decreased $4.1 million, or 71.5%, which was a direct result of the discontinuance of royalty fees effective June 1, 2015.

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

Impairments of Goodwill and Intangible Assets

Fiscal year 2015 compared with fiscal year 2014

The Domestic segment recorded a non-cash goodwill impairment of $74.0 million and a non-cash impairment of its branch office intangible asset in the amount of $10.6 million in 2015. No goodwill or intangible asset impairments were recognized in 2014.

The Company tests its indefinite-lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing. We initially assessed goodwill for impairment as of September 30, 2015 due to the then projected non-compliance with the Adjusted EBITDA covenant for the fourth quarter ended December 31, 2015, as well as other factors, which represented indicators of impairment and triggered the interim test. As a result of the first step of our interim goodwill impairment test performed on both segments, we concluded that the fair value of the Domestic reporting unit did not exceed its carrying value, suggesting the $145.9 million of goodwill assigned to this reporting unit, or a portion thereof, could be impaired. However, due to the time involved in engaging a third party valuation firm and completing the step two goodwill analysis, we were unable to perform the theoretical purchase price allocation for the domestic reporting unit until we were engaged in the preparation of our annual consolidated financial statements.

As prescribed by ASC 350, step two of the impairment test requires that we perform a theoretical purchase price allocation for the Domestic reporting unit to determine the implied fair value of goodwill. If the implied fair value of goodwill, after considering the fair values of remaining assets and liabilities, is less than the recorded amount on the balance sheet, an impairment is recorded. Since goodwill represents the difference between the fair value of the reporting unit, on a debt free basis, and the fair value of its assets and liabilities, any increase in the fair value of the assets decreases the amount of goodwill implied by the fair value of the reporting unit. Similarly, any increase in the fair value of the reporting unit’s liabilities increases the amount of goodwill supported by the reporting unit. The Company's step two analysis indicates that the fair value of the Domestic reporting unit’s assets, excluding the branch office network intangible, was approximately $57.0 million higher than the carrying value, primarily due to the increase in the value of the purchased debt asset. Partially offsetting this is an increase of approximately $24.6 million in the reporting unit’s liabilities primarily attributable to the deferred tax impact associated with the increase in the fair value of the assets. As a result of the completed analysis, a non-cash goodwill impairment charge of $74.0 million and a non-cash impairment charge of $10.6 million, before a tax benefit of $4.0 million, related to the branch office intangible, were recorded in the fourth quarter of 2015. These impairment charges represent a substantial impairment of goodwill and the branch office intangible, respectively, and are recorded in the impairments of goodwill and intangible assets line item on the consolidated statements of operations.

As part of the step two goodwill assessment, the Company also determined the fair value of the branch office network using the replacement cost method. As part of this methodology, management made a number of assumptions regarding both internal and external resources that would be required to recreate the network, including but not limited to, recruitment and on-boarding of partners, development of the technology and compliance framework, excluding the cost of the eAGLE system which was valued separately, based on which the network operates and currently provides the Closed Loop competitive advantage. The branch office network was originally valued in 2005 at the date of the Acquisition. The 2005 valuation was performed before the rationalization of the Company’s legal network to meet the evolving regulatory environment. This has involved the elimination of multiple legal offices as the Company regionalized its legal efforts, providing increased regulatory oversight and control.

Fiscal year 2014 compared with fiscal year 2013

The domestic segment did not record goodwill or intangible asset impairments in 2014 or 2013.

Adjusted EBITDA

Fiscal year 2015 compared with fiscal year 2014

Domestic Adjusted EBITDA decreased $31.6 million or 19.0%, primarily driven by the decrease in cash proceeds on purchased debt of $66.2 million, partially offset by a $39.9 million decrease in costs to collect.

Fiscal year 2014 compared with fiscal year 2013

Domestic Adjusted EBITDA decreased $107.2 million or 39.2%, primarily driven by the decrease in cash proceeds on purchased debt of $139.1 million, which resulted in a partially offsetting $41.1 million decrease in costs to collect.

Canada Performance Summary

The following table presents selected financial data for our Canada operating segment for the periods presented:

	Year Ended
Canada Segment Performance Summary	December 31,			Percent Change
($ in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Purchases - face	$415,641	$305,975	$216,269	35.8%	41.5%
Purchases - price	21,412	21,215	17,515	0.9%	21.1%
Purchases - price (%)	5.2%	6.9%	8.1%
Cash proceeds on purchased debt	42,810	43,569	48,013	(1.7)%	(9.3)%
Total revenues	28,341	26,950	28,683	5.2%	(6.0)%
Impairments of goodwill and intangible assets	—	—	—	—%	—%
Adjusted EBITDA(1)	31,259	31,432	34,905	(0.6)%	(9.9)%
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

Purchases

Fiscal year 2015 compared with fiscal year 2014

Purchases by our Canada segment increased $109.7 million in face value and $0.2 million in capital deployed, net of negative foreign currency translation impact of $93.3 million in face value and $4.0 million in capital deployed. The increase in capital deployed prior to foreign currency translation of approximately 18.1% is primarily due to greater acquisition opportunities in both fresh and non-fresh that met our return criteria, including a significant portfolio acquisition during the third quarter.

Fiscal year 2014 compared with fiscal year 2013

Purchases by our Canada segment increased $89.7 million in face purchased and $3.7 million in capital deployed, net of negative foreign currency translation impact of $1.7 million, due to greater acquisition opportunities in credit card/consumer loan - non-fresh that met our return criteria.

Cash Proceeds

Fiscal year 2015 compared with fiscal year 2014

Canada's cash proceeds on purchased debt decreased $0.8 million or 1.7%, which includes negative foreign currency translation impact of $7.5 million. The increase in proceeds prior to foreign currency translation of 14.0% was primarily due to an increase in purchasing in 2015 and higher collections on those purchases.

Fiscal year 2014 compared with fiscal year 2013

Canada's total cash proceeds decreased $4.4 million or 9.3%, which includes foreign currency translation impact of $3.1 million. This decrease was due primarily to a $5.0 million decrease in non-legal collections due to lower face value purchases in late 2013 and 2014 and therefore less inventory in the non-legal channel.

Total Revenues

Fiscal year 2015 compared with fiscal year 2014

The Canada segment increased $1.4 million or 5.2%, net of negative foreign currency translation impact of $5.5 million. The increase in revenue prior to foreign currency translation of 23.0% is primarily due to an increase in gross revenue on level yield assets. This increase was due to better than expected collections on a number of level yield pools that resulted in full amortization of those pools and thus an increase in level yield revenue. In addition, higher level yield revenue resulted from a 49.4% increase in the average carrying value of level yield purchased debt assets partially due to the significant portfolio acquisition in the third quarter and purchases of higher returning products during 2015.

Fiscal year 2014 compared with fiscal year 2013

Total revenues from our Canada segment decreased $1.7 million or 6.0% primarily due to foreign currency translation impact of $1.9 million.

Impairments of Goodwill and Intangible assets

Fiscal year 2015 compared with fiscal year 2014

The Canada segment did not record goodwill or intangible asset impairments in 2015 or 2014.

Fiscal year 2014 compared with fiscal year 2013

The Canada segment did not record goodwill or intangible asset impairments in 2014 or 2013.

Adjusted EBITDA

Fiscal year 2015 compared with fiscal year 2014

Canada Adjusted EBITDA decreased $0.2 million or 0.6%, which includes negative foreign currency translation impact of $5.6 million. The increase in Adjusted EBITDA prior to foreign currency translation was primarily due to an increase in proceeds of 14.0% partially offset by increase in outflows of 9.9%.

Fiscal year 2014 compared with fiscal year 2013

Canada Adjusted EBITDA decreased $3.5 million or 9.9%, which includes foreign currency translation impact of $2.2 million. This decrease was primarily driven by the decrease in cash proceeds on purchased debt of $4.4 million, which resulted in a partially offsetting decrease in costs to collect.

Supplemental Performance Data

Owned Portfolio Performance

The following tables show certain data related to our U.S. and Canada purchased debt portfolios. These tables describe purchase price, cash proceeds received to date, estimated remaining cash proceeds, and related gross return on investment.

The gross ROIs for 2013 - 2015 purchases are lower in comparison to most of our historical returns, primarily due to lower supply that has resulted in increased market competition and higher prices.

U.S. Purchased Debt Portfolio as of December 31, 2015 ($ in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance (2)	Purchased Debt, net Carrying Value(3)	% of Carrying Value Unamortized(4)	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds(5)	Gross ROI(6)
2009 and prior	$1,463,532	$(123,820)	$5,400	—%	$3,040,871	$22,465	$3,063,336	2.09x
2010	164,117	(2,170)	73	—%	415,686	27,819	443,505	2.70x
2011	244,959	(2,750)	665	—%	579,569	60,036	639,605	2.61x
2012	246,011	(4,077)	7,865	3%	488,028	79,177	567,205	2.31x
2013	240,595	(4,543)	44,158	18%	326,431	116,773	443,204	1.84x
2014	105,532	(799)	32,219	31%	91,594	69,850	161,444	1.53x
2015	76,835	(436)	57,483	75%	24,850	106,459	131,309	1.71x
Total	$2,541,581	$(138,595)	$147,863		$4,967,029	$482,579	$5,449,608	2.14x

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

(5)    Total estimated proceeds represent actual proceeds life to date plus the estimated remaining proceeds.

(6)    Gross ROI represents the total estimated proceeds divided by purchase price.

Canada Purchased Debt Portfolio as of December 31, 2015 (U.S. dollars in thousands)

Purchase Period	Purchase Price(1)	Valuation Allowance	Purchased Debt, net Carrying Value (2)	% of Carrying Value Unamortized	Actual Proceeds Life to Date(1)	Estimated Remaining Proceeds(2)	Total Estimated Proceeds	Gross ROI(3)
2009 and prior	$23,406	$—	$—	—%	$44,980	$467	$45,447	1.94x
2010	7,706	—	—	—%	31,175	2,175	33,350	4.33x
2011	22,745	—	—	—%	64,530	4,087	68,617	3.02x
2012	26,746	—	—	—%	54,758	3,977	58,735	2.20x
2013	17,515	(138)	1,118	6%	27,659	7,709	35,368	2.02x
2014	21,215	—	5,797	27%	21,564	16,660	38,224	1.80x
2015	21,412	—	13,590	63%	11,927	38,937	50,864	2.38x
Total	$140,745	$(138)	$20,505		$256,593	$74,012	$330,605	2.35x
(1)    Converted to U.S. dollars using average historical exchange rates effective in the month of activity.

(2)    Converted to U.S. dollars using the exchange rate as of December 31, 2015.

(3)    Calculated by converting historical proceeds using average historical exchange rates effective in the month of activity and our estimated remaining proceeds using the exchange rate as of December 31, 2015.

Consolidated Purchased Debt Portfolio as of December 31, 2015 (U.S. dollars in thousands)

Purchase Period	Purchase Price	Valuation Allowance	Purchased Debt, net Carrying Value	% of Carrying Value Unamortized	Actual Proceeds Life to Date	Estimated Remaining Proceeds	Total Estimated Proceeds	Gross ROI
2009 and prior(1)	$1,486,938	$(123,820)	$5,400	—%	$3,085,851	$22,932	$3,108,783	2.09x
2010	171,823	(2,170)	73	—%	446,861	29,994	476,855	2.78x
2011	267,704	(2,750)	665	—%	644,099	64,123	708,222	2.65x
2012	272,757	(4,077)	7,865	3%	542,786	83,154	625,940	2.29x
2013	258,110	(4,681)	45,276	18%	354,090	124,482	478,572	1.85x
2014	126,747	(799)	38,016	30%	113,158	86,510	199,668	1.58x
2015	98,247	(436)	71,073	72%	36,777	145,396	182,173	1.85x
Total	$2,682,326	$(138,733)	$168,368		$5,223,622	$556,591	$5,780,213	2.15x
(1)    Domestic asset purchase vintage years 1998-2009, Canadian asset purchase vintage years 2005-2009.

Estimated Remaining Proceeds

Based on our proprietary models and analytics, we have developed detailed cash flow forecasts for our charged-off receivables. As outlined in the tables below, we anticipate that our U.S. and Consolidated owned charged-off receivables as of December 31, 2015 will generate a total of approximately $482.6 million and $556.6 million, respectively, of gross cash proceeds. Our ERP expectations are based on historical data as well as assumptions about future collection rates and consumer behavior and are subject to a variety of factors that are beyond our control, and we cannot guarantee that we will achieve these results.

U.S. Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase ($ in thousands)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 Months+ (2)	Total
2009 and prior(1)	$12,310	$5,759	$2,769	$1,191	$370	$66	$—	$22,465
2010	12,544	8,366	4,174	1,158	1,006	457	114	27,819
2011	22,198	15,509	10,069	5,674	2,753	2,134	1,699	60,036
2012	30,330	19,237	13,420	8,712	4,077	1,354	2,047	79,177
2013	47,073	26,148	18,275	12,769	8,220	3,725	563	116,773
2014	28,263	15,485	8,868	5,625	4,124	3,263	4,222	69,850
2015	38,591	23,012	13,653	9,138	6,825	5,447	9,793	106,459
Total	$191,309	$113,516	$71,228	$44,267	$27,375	$16,446	$18,438	$482,579
Cumulative Percent	39.6%	63.2%	77.9%	87.1%	92.8%	96.2%	100%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2009.

(2)    Although the maximum forecast period for charged-off receivables is 144 months, cash flows for portfolios purchased after 2013 are not currently forecasted beyond 108 months.

Consolidated Purchased Debt Rolling Twelve Months Estimated Remaining Proceeds by Year of Purchase
(U.S. dollars in thousands)(3)

Purchase Year	0 - 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	61 - 72 Months	73 Months+ (2)	Total
2009 and prior(1)	$12,605	$5,891	$2,809	$1,191	$370	$66	$—	$22,932
2010	13,796	9,060	4,390	1,171	1,006	457	114	29,994
2011	24,637	16,523	10,424	5,895	2,811	2,134	1,699	64,123
2012	32,148	20,239	13,966	9,043	4,283	1,428	2,047	83,154
2013	49,866	27,990	19,469	13,578	8,781	4,116	682	124,482
2014	35,344	19,924	11,089	6,917	4,913	3,716	4,607	86,510
2015	52,194	32,485	20,021	13,299	9,436	7,026	10,935	145,396
Total	$220,590	$132,112	$82,168	$51,094	$31,600	$18,943	$20,084	$556,591
Cumulative Percent	39.6%	63.4%	78.1%	87.3%	93.0%	96.4%	100%
(1)    Represents estimated remaining proceeds for purchased debt acquired during the years 2004-2009 on Domestic assets and 2005-2009 on Canada assets.

(2)    Although the maximum forecast period for charged-off receivables is 144 months, cash flows for portfolios purchased after 2013 are not currently forecasted beyond 108 months.

(3)    Canadian estimated remaining proceeds are converted to U.S. dollars using the exchange rate as of December 31, 2015.

Historical Proceeds

The following table demonstrates our ability to realize continuing cash flow streams on our purchased debt, showing our cash proceeds by year, and year of purchase for the U.S. and Consolidated:

U.S. Period of Proceeds ($ in thousands)

Purchase Year	2009 & Prior(2)	2010	2011	2012	2013	2014	2015	Total
2009 & Prior(1)	$2,445,621	$232,834	$141,304	$93,593	$56,831	$38,511	$32,177	$3,040,871
2010	—	90,429	130,132	94,374	53,213	27,698	19,840	415,686
2011	—	—	163,304	196,236	120,068	60,322	39,639	579,569
2012	—	—	—	176,605	163,096	88,015	60,312	488,028
2013	—	—	—	—	122,488	119,738	84,205	326,431
2014	—	—	—	—	—	42,279	49,315	91,594
2015	—	—	—	—	—	—	24,850	24,850
Total	$2,445,621	$323,263	$434,740	$560,808	$515,696	$376,563	$310,338	$4,967,029
(1)    Represents purchase vintage years 1998-2009.

(2)     Represents proceeds from purchased debt during the years 1998-2009.

Consolidated Period of Proceeds (U.S. dollars in thousands) (3)

Purchase Year	2009 & Prior(2)	2010	2011	2012	2013	2014	2015	Total
2009 & Prior(1)	$2,470,856	$239,249	$145,176	$96,983	$59,238	$40,615	$33,734	$3,085,851
2010	—	97,831	138,926	100,294	57,368	30,491	21,951	446,861
2011	—	—	186,578	212,802	131,304	68,108	45,307	644,099
2012	—	—	—	197,938	180,029	98,336	66,483	542,786
2013	—	—	—	—	135,770	129,240	89,080	354,090
2014	—	—	—	—	—	53,342	59,816	113,158
2015	—	—	—	—	—	—	36,777	36,777
Total	$2,470,856	$337,080	$470,680	$608,017	$563,709	$420,132	$353,148	$5,223,622
(1)    Represents Domestic purchase vintage years 1998-2009, Canadian purchase vintage years 2005-2009.

(2)     Represents proceeds from purchased debt during the years 1998-2009 on Domestic assets and 2005-2009 for Canadian assets.

(3)    Canadian proceeds converted to U.S. dollars using average historical exchange rates effective in the month of activity.

The following chart represents our historical consolidated proceeds, including U.S. and Canada, on owned debt by quarter, with collections shown in black and sales, recourse & bankruptcy proceeds in gray:

Consolidated Quarterly Cash Proceeds (U.S. dollars in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Q4 2001
Q2 2002
Q4 2002
Q2 2003
Q4 2003
Q2 2004
Q4 2004
Q2 2005
Q4 2005
Q2 2006
Q4 2006
Q2 2007
Q4 2007
Q2 2008
Q4 2008
Q2 2009
Q4 2009
Q2 2010
Q4 2010
Q2 2011
Q4 2011
Q2 2012
Q4 2012
Q2 2013
Q4 2013
Q2 2014
Q4 2014
Q2 2015
Q4 2015

Liquidity and Capital Resources

Subsequent Events and Recent Developments

At December 31, 2015, our total liquidity to fund operations was $48.2 million, which consisted of non-restricted cash balances of $19.6 million and total availability under our senior revolving line of credit of $28.6 million. Our senior revolving credit facility, which had an outstanding balance of $134.8 million at December 31, 2015, originally matured on April 6, 2016. On April 5, 2016, the Company entered into Amendment No. 7 (“Amendment No. 7”) to the senior revolving credit facility. Pursuant to the terms of Amendment No. 7, the maximum commitment amount of the revolving credit facility was decreased from $245 million to $140 million, the term of the revolving credit facility was extended to April 29, 2016, and certain requirements related to the refinancing of the senior revolving credit facility were added. On April 20, 2016, the administrative agent for the senior revolving credit facility notified the Company of the occurrence of an event of default related to the Company’s failure to deliver a loan commitment to the administrative agent by April 18, 2016 for a refinancing in full of all obligations under the senior revolving credit facility. The administrative agent also reserved certain rights of the administrative agent and lenders under the senior revolving credit facility. On April 20, 2016, the Company and and a certain financial institution entered into a commitment letter setting forth the terms of a $165 million senior secured financing facility (the “New Financing Facility”). The obligation of the financial institution to provide the New Financing Facility is subject to certain conditions, including without limitation (i) the consummation of an exchange offer (the "Exchange Offer"), as further described below, in which the holders of at least 70% of the Company’s Senior Second Lien Notes exchange their outstanding Senior Second Lien Notes for participation in a 1.5 lien term loan and preferred stock of the Company, and (ii) the Company’s entry into a $30 million 1.25 lien term loan, at least $15 million of which will be funded on the closing date of the New Financing Facility. The Company expects to enter into definitive documentation for the New Financing Facility and borrow the full amount available thereunder concurrently with the settlement of the exchange offer discussed below. However, there can be no assurance that the senior revolving line of credit facility will be further extended, modified, or replaced by a new facility, or that the financial institution commitment will be consummated and result in enhancing the Company’s liquidity.

Under the terms of the Senior Second Lien Notes, we were required to make a semi-annual bond interest payment in the amount of $16.9 million on April 1, 2016. The Company did not make the April 1 bond interest payment to the holders of the Senior Second Lien Notes while it has continued to negotiate with certain of the holders concerning financing alternatives to enhance the Company's liquidity. As of April 25, 2016, the Company has prepared an offering memorandum for the Exchange Offer along with a consent solicitation (the “Consent Solicitation”) to holders of the Senior Second Lien Notes and plans to commence the Exchange Offer upon filing of this report. Participating holders will receive $620 principal amount of a new 1.5 lien term loan and $350 initial liquidation amount of a new class of preferred stock of the Company for each $1,000 principal amount of Senior Second Lien Notes tendered. In addition, holders who provide consents by the consent expiration time on May 6, 2016 (which be extended by the Company) will receive an additional $30 principal amount of the 1.5 lien term loan for each $1,000 principal amount of Senior Second Lien Notes. The Exchange Offer and Consent Solicitation will be made upon the terms and subject to the conditions set forth in the offering memorandum for the Exchange Offer and Consent Solicitation statement and related consent and letter of transmittal. The Exchange Offer and Consent Solicitation will be subject to certain conditions, including there being tendered at least 70% of the aggregate principal amount of the Senior Second Lien Notes. The Exchange Offer will expire on or around May 20, 2016, unless extended by the Company. Concurrently with the commencement of the Exchange Offer, the Company plans to enter into a recapitalization support agreement with holders of more than 75% in aggregate principal amount of the Senior Second Lien Notes, which agreement sets for the obligations and commitments of the parties with respect to the proposed restructuring of the Company. However, there can be no assurance that the Exchange Offer will be consummated as described above.

Failure to pay the semi-annual bond interest for 30 days could cause us to suffer an event of default under the indenture governing our Senior Second Lien Notes. Failure to satisfy our obligations under the senior revolving credit facility could cause us to suffer an event of default, which could, among other things, lead to the amounts due thereunder becoming immediately due and payable. Moreover, because our debt obligations are represented by separate agreements with different parties, any event of default under our senior revolving credit facility may create an event of default under the indenture governing our Senior Second Lien Notes, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under the Senior Second Lien Notes, even though we may otherwise be in compliance with all of our obligations under the indenture governing the Senior Second Lien Notes. Any event of default could also have an adverse impact on the Company's capital and operating leases, including early termination, mandatory prepayment, or repossession of equipment. Under current circumstances, if the Exchange Offer and the New Financing Facility are not consummated, it is unlikely that we would be able to obtain additional sources of capital to repay our debt obligations and it is likely that one or more of our lenders would proceed against the collateral securing that indebtedness. In addition, management currently projects that the Company will not be in compliance with the Adjusted EBITDA covenant of the senior revolving credit facility at March 31, 2016. Failure to comply with the covenant could cause us to suffer an event of default under the senior revolving credit facility.

The circumstances and events described above raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time. As a result, our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. However, this opinion further states that factors described above raise substantial doubt about our ability to continue as a going concern. Based upon the Company’s current financial condition as discussed above, management believes that the New Financing Facility and the Exchange Offer will need to be consummated in order for the Company to continue to operate as a going concern and to avoid (as is the Company’s preference) filing for protection under the U.S. Bankruptcy Code. Management has assessed the financial impacts of the proposed restructuring, including changes in commitment levels and covenants, and believes that if the Exchange Offer and the New Financing Facility are consummated, the proposed restructuring would provide the Company with adequate liquidity and capital to execute its business plan for the foreseeable future. However, no assurance can be made that the Company will be successful in implementing the proposed restructuring.

Working Capital and Long-term Financing

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

Our purchasing volumes and proceeds in any period fluctuate based on pricing and other macro-economic factors. We view our liquidity as our availability to borrow on our domestic and Canadian line of credit, plus our domestic and Canadian non-restricted cash balances, which primarily includes excess Canadian cash on hand. At December 31, 2015, our total liquidity to fund operations was $48.2 million, which consisted of non-restricted cash balances of $19.6 million and total availability under our senior revolving line of credit of $28.6 million.

Senior Revolving Credit Facility and Senior Second Lien Notes

The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2015:

Type of Debt and Maximum Commitment	Collateral	Interest Rate Terms	Fees	Payment Terms	Maturity(1)
Domestic Line of Credit; maximum commitment $245.0 million subject to borrowing on Canadian Line of Credit and other terms.(1)	Substantially all assets of SquareTwo, its U.S. guarantor subsidiaries, and its Canadian subsidiaries.
Option of (1) Base Rate, highest of (a) the Bank Prime Loan rate, (b) the Federal Funds rate plus 0.50%, (c) one-month LIBOR plus 1.00%, or (d) 2.00%, plus a margin of 2.75%; or (2) LIBOR Rate, higher of (a) LIBOR or (b) 1.00%, plus a margin of 3.75%.
			Unused line fees of 0.50%.	Due at maturity.	April 6, 2016

Canadian Line of Credit; maximum commitment $24.7 million subject to borrowing on U.S. Line of Credit and other terms.	Substantially all assets of the Company.
Option of (1) Canadian Index Rate, the highest of (a) the reference rate for commercial Canadian loans, (b) the Canadian 30-day BA rate plus 1.00%, or (c) 2.00%, plus a margin of 2.75%; or (2) Canadian BA Rate, higher of (a) the Canadian BA rate, or (b) 1.00%, plus a margin of 4.25%.
			Unused line fees of 0.50%.	Due at maturity.	April 6, 2016
(1)    On April 5, 2016, the Company entered into Amendment No. 7 which extended the term to April 29, 2016 and decreased the maximum commitment from $245.0 million to $140.0 million.

The following represents the terms of the Company's outstanding Senior Second Lien Notes as of December 31, 2015:

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

The balance of the outstanding Senior Second Lien Notes, net of unamortized discount, was $289.1 million and $288.4 million at December 31, 2015 and December 31, 2014, respectively. The Senior Second Lien Notes mature on April 1, 2017.

The following chart shows our total debt outstanding as a multiple of Trailing Twelve Month ("TTM") Adjusted EBITDA (refer to the discussion of Adjusted EBITDA in the "Results of Operations" section herein). Adjusted EBITDA, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and cash flows.

Company Debt Outstanding as a Multiple of TTM Adjusted EBITDA

We believe the metric of debt outstanding as a multiple of TTM Adjusted EBITDA is representative of the Company's business model operating leverage. The ratio increased from 1.4x at December 31, 2013, to 2.2x at December 31, 2014 and further to 2.6x at December 31, 2015 as a result of a 35.9% decrease and 16.1% decrease in our TTM Adjusted EBITDA, respectively, and a 1.6% decrease and 0.9% decrease, respectively, in our total debt. Adjusted EBITDA declined primarily due to lower cash proceeds on purchased debt as a result of lower purchasing volumes during 2015.

Covenants

The senior revolving credit facility and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditures limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement is $165 million for each of the trailing twelve month periods beginning with the fiscal quarter ending December 31, 2014. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3 million in any fiscal year. As of December 31, 2015, the Company was in compliance with all covenants and restrictions of the revolving credit facility and Senior Second Lien Notes. Subsequent to December 31, 2015, the Company was not in compliance with all covenants and restrictions of the senior revolving credit facility and Senior Second Lien Notes. Refer to Subsequent Events and Recent Developments section above.

Capital Leases

We had outstanding capital lease obligations relating to computer and office equipment of $1.2 million and software agreements of $0.9 million as of December 31, 2015.

Related Party Loans

During 2001, we entered into two promissory notes with two individuals related to a co-founder and member of our Board of Directors, P. Scott Lowery. The notes were issued to repurchase common stock of SquareTwo held by these related parties. These notes bear interest at a fixed rate of 8.0% and require us to make monthly principal and interest payments of less than $0.1 million. As of December 31, 2015, these notes had outstanding balances of $0.3 million and less than $0.1 million, respectively. The $0.1 million note matured and was paid in January of 2016. The $0.3 million note matures on August 15, 2021.

Cash Flows

Our primary sources of liquidity are cash proceeds from purchased debt, excess cash balances, and borrowings on our senior revolving credit facility. Our primary uses of liquidity are to purchase additional charged-off receivables, fund operating expenses, and service our indebtedness. Our total indebtedness, net of discount, at December 31, 2015 and December 31, 2014 was $426.3 million and $430.4 million, respectively, including obligations under capital leases. Our ability to service our debt and to fund planned purchases of charged-off receivables will depend on our ability to generate cash proceeds in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

The following table provides a summary of the components of cash flow for the periods presented:

	Year Ended
	December 31,
$ in thousands	2015	2014	2013
Net cash (used in) provided by operating activities	$(39,684)	$(26,703)	$15,045
Net cash provided by (used in) investing activities	53,770	44,201	(21,781)
Net cash (used in) provided by financing activities	(6,543)	(9,973)	9,748
Increase in cash and cash equivalents (1)	$7,543	$7,525	$3,012
 (1)    Before the impact of foreign currency translation on cash of $(3,636), $(1,227), and $(1,171) respectively.

 Operating Activities

Cash generated from operations is dependent upon our ability to generate proceeds on our purchased debt. Many factors, including the economy and our Closed Loop Network's ability to maintain low collector turnover and adequate liquidation rates, are essential to our ability to generate cash proceeds. Fluctuations in these factors that cause volatility in our business could have a material impact on our expected future cash flows. Proceeds on purchased debt recorded as revenue are included in the operating activities, while proceeds recorded as amortization of purchased debt principal are included in the investing activities. Refer to the reconciliation of net cash (used in) provided by operating activities to Adjusted EBITDA in the "Results of Operations" section herein.

Our operating activities used net cash of $39.7 million during the year ended December 31, 2015 and used net cash of $26.7 million during the year ended December 31, 2014. The increase in cash used by operating activities of $13.0 million was primarily due to a decrease of $48.8 million in proceeds on purchased debt recorded as revenue, excluding non-cash valuation allowance charges and reversals. This was partially offset by a corresponding decrease in costs to collect including court costs of $40.8 million. The remaining change in net cash used by operating activities was due to normal changes in operating assets and liabilities.

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

Investing Activities

Our investing activities provided net cash of $53.8 million during the year ended December 31, 2015 and provided net cash of $44.2 million during the year ended December 31, 2014. Cash used in investing activities is primarily driven by investments in charged-off receivables offset by cash proceeds applied to the carrying value of our purchased debt. The increase in cash provided of $9.6 million was due to a $28.5 million decrease in investments in purchased debt, partially offset by an $18.2 million decrease in cash proceeds recorded as a reduction of our purchased debt carrying value.

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

Financing Activities

Our financing activities used net cash of $6.5 million during the year ended December 31, 2015 and used net cash of $10.0 million during the year ended December 31, 2014. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The decrease in cash used by financing activities of $3.4 million was primarily due to a decrease of $79.6 million in draws on our revolving credit facility offset by a decrease of $82.3 million in payments on our revolving line of credit resulting from reduced proceeds on purchased debt during 2015 compared to 2014.

Financing activities used net cash of $10.0 million during the year ended December 31, 2014 and provided net cash of $9.7 million during the year ended December 31, 2013. Financing activities are primarily driven by purchasing volume (which drives our incremental borrowing), payments on our revolving credit facility, capital lease obligations, and payments of origination fees on our revolving line of credit. Cash is provided by draws on our revolving credit facility and proceeds are used to pay down the revolving credit facility. The decrease in cash provided by financing activities of $19.7 million was primarily due to a decrease of $160.3 million in draws on our revolving credit facility offset by a decrease of $140.9 million in payments on our revolving credit facility resulting from reduced proceeds on purchased debt during 2014 compared to 2013.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations that exist as of December 31, 2015 (amounts in thousands) and their payments due by period:

	Payments due by period
Contractual Obligations	Total	Less than 1 year(4)	1-3 Years(5)	3-5 Years(6)	More than 5 years
Line of Credit(1)	$136,446	$136,446	$—	$—	$—
Notes Payable(1)	332,464	33,779	298,538	110	37
Capital Leases(2)	2,358	1,446	912	—	—
Operating Leases	5,776	3,379	1,411	651	335
Purchase Commitments(3)	—	—	—	—	—
Total	$477,044	$175,050	$300,861	$761	$372
(1)    Payments on line of credit and notes payable include interest calculated at our effective rates at December 31, 2015 on floating rate debt.

(2)    Payments on capital lease obligations include interest and maintenance fees.

(3)    Represents the non-cancelable obligations outstanding at December 31, 2015. Purchase commitment contracts typically cover a year or less and can be generally canceled by the Company at its discretion with a 30-60 days' notice.

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

Revenue Recognition from Purchased Debt

We account for our purchased debt under the guidance of ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Under ASC 310-30, static pools of purchased debt, aggregated based on certain common risk criteria, can be accounted for under either the interest method of accounting or the cost recovery method of accounting. Revenue recognition under ASC 310-30 is based in part on life-to-date performance of our static pools as well as our forecasts of future proceeds on those pools, which reflect our judgments and various assumptions and estimates made quarterly. Refer to accounting for income recognized on purchased debt discussed in detail in Note 2 to the consolidated financial statements.

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

Goodwill and Intangible Assets

Intangible assets consist of goodwill and the value of the Company’s network of branch offices. Both were identified as part of purchase accounting at the date of the Acquisition. The value of the branch office network of $24.9 million was originally identified as an indefinite-lived intangible asset and has therefore not been subject to amortization. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.

We have two operating segments: Domestic and Canada. In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other, we have deemed our operating segments to be reporting units for the purpose of testing goodwill for impairment.

The Company tests its indefinite-lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing. As a result of the first step of our interim goodwill impairment test performed on both segments, we concluded that the fair value of the Domestic reporting unit did not exceed its carrying value, suggesting the $145.9 million of goodwill assigned to this reporting unit, or a portion thereof, could be impaired.

As prescribed by ASC 350, step two of the impairment test requires that we perform a theoretical purchase price allocation for the Domestic reporting unit to determine the implied fair value of goodwill. If the implied fair value of goodwill, after considering the fair values of remaining assets and liabilities, is less than the recorded amount on the balance sheet, an impairment is recorded. The Company's step two analysis indicates that the fair value of the Domestic reporting unit’s assets, excluding the branch office network intangible, was approximately $57.0 million higher than the carrying value, primarily due to the increase in the value of the purchased debt asset. Partially offsetting this is an increase of approximately $24.6 million in the reporting unit’s liabilities primarily attributable to the deferred tax impact associated with the increase in the fair value of the assets. As a result of the completed analysis, a non-cash goodwill impairment charge of $74.0 million and a non-cash impairment charge of $10.6 million, before a tax benefit of $4.0 million, related to the branch office intangible, were recorded in the fourth quarter of 2015.

In addition, as part of the step two goodwill assessment, the Company determined the fair value of the branch office network using the replacement cost method. As part of this methodology, management made a number of assumptions regarding both internal and external resources that would be required to recreate the network, including but not limited to, recruitment and on-boarding of partners, development of the technology and compliance framework, excluding the cost of the eAGLE system which was valued separately, based on which the network operates and currently provides the Closed Loop competitive advantage. The branch office network was originally valued in 2005 at the date of the Acquisition. The process of evaluating the potential impairment of goodwill and other intangible assets is highly subjective and requires significant judgment at many points during the analysis. This fair value determination was categorized as Level 3 in the fair value hierarchy.

The Company also reassessed certain underlying assumptions regarding the estimated useful life of the domestic branch office intangible asset. The assessment resulted in the Company changing the estimated useful life from indefinite-lived to finite lived. The Company assigned a life of 20 years to the remaining asset value which is being amortized to the depreciation and amortization expense line item on the consolidated statements of operations on a straight-line basis beginning with the fourth quarter of 2015.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for income taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the difference between the consolidated financial statements and income tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to the income taxes within its provision for income taxes.

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

Foreign Currency Risk

Foreign currency exposures arise from transactions denominated in Canadian dollars translated into U.S. dollars. During 2015, we continued to see volatility in the exchange rate of the Canadian dollar. The Canadian dollar value eroded by 16.2% at December 31, 2015 from December 31, 2014. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations. For 2015, if the exchange rate of Canadian to U.S. dollar averaged 10% higher or lower, we would have recorded an increase or decrease in revenue of approximately $2.8 million, an increase or decrease in Adjusted EBITDA by approximately $3.1 million, an increase or decrease in cash and cash equivalents by $1.9 million, and an increase or decrease in our Canadian ERP by $7.4 million.

Interest Rate Risk

At December 31, 2015 and 2014, we had $134.8 million and $138.7 million, respectively, of variable rate indebtedness. As of December 31, 2015, our domestic variable rate borrowings have margins, at our option, of (1) 2.75% over the highest of (a) the Bank Prime Loan rate, (b) the Federal Funds rate plus 0.50%, (c) one-month LIBOR plus 1.00%, or (d) 2.00%, referred to as our Base Rate; or (2) 3.75% over LIBOR, where LIBOR has a floor of 1.00%, referred to as our LIBOR Rate.

As of December 31, 2015, our Canadian variable rate borrowings have margins, at our option, of (1) 2.75% over the highest of (a) the reference rate for commercial Canadian Loans, (b) the Canadian 30-day BA rate plus 1.00%, or (c) 2.00%; or (2) 4.25% over the higher of (a) the Canadian BA rate or (b) 1.00%.

A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of our Base Rate variable rate borrowings outstanding for the entire year. Our LIBOR Rate loans are subject to a LIBOR floor of 1.00%, as described above, and, until certain LIBOR rates exceed 1.00%, the interest rates we pay on those loans per dollar borrowed will not increase. We utilize LIBOR Rate loans for the majority of our variable rate borrowings. We did not utilize the Canadian line of credit during 2014. We have, from time to time, utilized derivative financial instruments in an effort to limit potential losses from adverse interest rate changes. These transactions have generally been interest rate swap agreements entered into with large multinational banks. At December 31, 2015 and 2014, we had no derivative instruments outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors
SquareTwo Financial Corporation

We have audited the accompanying consolidated balance sheets of SquareTwo Financial Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholder's (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SquareTwo Financial Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant operating losses and has liabilities significantly in excess of assets. Without access to additional liquidity, the Company does not expect it will be able to fund its obligations as they come due in 2016 and beyond, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young, LLP

Denver, Colorado
April 25, 2016

SquareTwo Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$19,584	$15,677
Restricted cash	2,927	4,137
Trade receivables, net of allowance for doubtful accounts of $15	1,495	1,851
Notes receivable	163	194
Purchased debt, net	167,494	222,700
Property and equipment, net	23,445	23,189
Goodwill and intangible assets	86,457	171,348
Other assets	6,253	8,991
Total assets	$307,818	$448,087
Liabilities and deficiency
Liabilities:
Accounts payable, trade	$1,939	$3,225
Payable from trust accounts	1,538	1,404
Taxes payable	1,034	475
Accrued interest and other liabilities	22,152	24,499
Deferred tax liability, net	1,651	11,408
Line of credit	134,831	138,702
Notes payable, net of discount	289,348	289,370
Obligations under capital lease agreements	2,118	2,310
Total liabilities	454,611	471,393
Commitments and contingencies (Note 10)
Deficiency:
Common stock, par value $0.001 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	190,225	190,191
Accumulated deficit	(335,247)	(215,823)
Accumulated other comprehensive loss	(9,456)	(3,636)
Total deficiency before noncontrolling interest	(154,478)	(29,268)
Noncontrolling interest	7,685	5,962
Total deficiency	(146,793)	(23,306)
Total liabilities and deficiency	$307,818	$448,087

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Revenues
Purchased debt revenue, net	$202,611	$247,035	$337,578
Other revenue	42	56	675
Total revenues	202,653	247,091	338,253
Expenses
Purchased debt expense	114,887	147,813	189,184
Court costs, net	26,857	34,719	40,155
Salaries and payroll taxes	34,601	30,552	26,348
General and administrative	13,654	14,457	14,418
Depreciation and amortization	6,753	6,883	7,986
Impairments of goodwill and intangible assets	84,606	—	—
Total operating expenses	281,358	234,424	278,091
Operating (loss) income	(78,705)	12,667	60,162
Other expenses
Interest expense	44,609	44,217	45,984
Other expense	338	440	3,872
Total other expenses	44,947	44,657	49,856
(Loss) income before income taxes	(123,652)	(31,990)	10,306
Income tax benefit (expense)	5,951	(5,950)	(5,243)
Net (loss) income	(117,701)	(37,940)	5,063
Less: Net income attributable to the noncontrolling interest	1,723	1,529	1,401
Net (loss) income attributable to SquareTwo	$(119,424)	$(39,469)	$3,662

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Net (loss) income	$(117,701)	$(37,940)	$5,063
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(5,820)	(2,289)	(1,236)
Comprehensive (loss) income	(123,521)	(40,229)	3,827
Less: Comprehensive income attributable to the noncontrolling interest	1,723	1,529	1,401
Comprehensive (loss) income attributable to SquareTwo	$(125,244)	$(41,758)	$2,426

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity (Deficiency)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SquareTwo Equity (Deficiency)	Noncontrolling Interest	Total Stockholder's Equity (Deficiency)
Balances, December 31, 2012	$—	$190,134	$(180,016)	$(111)	$10,007	$3,032	$13,039
Net income	—	—	3,662	—	3,662	1,401	5,063
Currency translation adjustment	—	—	—	(1,236)	(1,236)	—	(1,236)
Stock option expense	—	128	—	—	128	—	128
Balances, December 31, 2013	$—	$190,262	$(176,354)	$(1,347)	$12,561	$4,433	$16,994
Net (loss) income	—	—	(39,469)	—	(39,469)	1,529	(37,940)
Currency translation adjustment	—	—	—	(2,289)	(2,289)	—	(2,289)
Distribution to Parent	—	(150)	—	—	(150)	—	(150)
Stock option expense	—	79	—	—	79	—	79
Balances, December 31, 2014	$—	$190,191	$(215,823)	$(3,636)	$(29,268)	$5,962	$(23,306)
Net (loss) income	—	—	(119,424)	—	(119,424)	1,723	(117,701)
Currency translation adjustment	—	—	—	(5,820)	(5,820)	—	(5,820)
Stock option expense	—	34	—	—	34	—	34
Balances, December 31, 2015	$—	$190,225	$(335,247)	$(9,456)	$(154,478)	$7,685	$(146,793)

See Notes to the Consolidated Financial Statements

SquareTwo Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Operating activities
Net (loss) income	$(117,701)	$(37,940)	$5,063
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,753	6,883	7,986
Impairments of goodwill and intangible assets	84,606	—	—
Amortization of loan origination fees and debt discount	3,303	2,997	3,202
Recovery of step-up in basis of purchased debt	—	—	107
Purchased debt valuation allowance (reversals) charges	(6,719)	1,784	(6,648)
Stock option expense	34	79	128
Amortization of prepaid and other non-cash expenses	6,032	4,532	4,658
Deferred tax provision, net of valuation allowance	(9,757)	1,472	335
Changes in operating assets and liabilities:
Income tax payable/receivable	577	(8)	(1,870)
Restricted cash	1,210	2,347	4,899
Other assets	(5,543)	(5,052)	(4,688)
Accounts payable and accrued liabilities	(2,479)	(3,797)	1,873
Net cash (used in) provided by operating activities	(39,684)	(26,703)	15,045
Investing activities
Investment in purchased debt	(98,247)	(126,747)	(258,110)
Proceeds applied to purchased debt principal	157,500	175,695	241,561
Payments to branch offices related to asset purchase program	(259)	—	(297)
Net proceeds from notes receivable	—	—	77
Investment in property and equipment, including internally developed software	(5,224)	(4,747)	(5,012)
Net cash provided by (used in) investing activities	53,770	44,201	(21,781)
Financing activities
Repayments of investment by Parent, net	—	(150)	—
Payments on notes payable, net	(741)	(763)	(596)
Proceeds from line of credit	341,668	421,308	581,644
Payments on line of credit	(345,539)	(427,875)	(568,787)
Origination fees on line of credit	(200)	(767)	(1,035)
Payments on capital lease obligations	(1,731)	(1,726)	(1,478)
Net cash (used in) provided by financing activities	(6,543)	(9,973)	9,748
Increase in cash and cash equivalents	7,543	7,525	3,012
Impact of foreign currency translation on cash	(3,636)	(1,227)	(1,171)
Cash and cash equivalents at beginning of period	15,677	9,379	7,538
Cash and cash equivalents at end of period	$19,584	$15,677	$9,379
Supplemental cash flow information
Cash paid for interest	$41,390	$41,343	$43,005
Cash paid for income taxes	3,196	4,481	6,779
Property and equipment financed with capital leases and notes payable	1,539	1,292	2,407
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

The Company is a leading purchaser of charged-off consumer and commercial receivables in the accounts receivable management industry. Our primary business is the acquisition, management and collection of charged-off consumer and commercial accounts receivable that we purchase from financial institutions, finance and leasing companies, and other issuers in the United States ("U.S.") and Canada. In the U.S., we pursue recovery of accounts through our Closed Loop Network, a unique combination of company-owned call centers along with a network of regional law offices, also referred to as "branch offices", exclusively dedicated to SquareTwo. Branch offices pursue proceeds on purchased debt owned by the Company for a fee. Each of our branch offices is independently owned and has executed agreements that provide the legal structure for the exclusive relationship with SquareTwo. SquareTwo places newly acquired accounts for collection with its call centers operating under the subsidiary SquareTwo Financial Services Corporation d/b/a Fresh View Solutions ("Fresh View").

Our Canadian subsidiaries exclusively purchase and service charged-off Canadian accounts. We utilize a combination of a company-owned call center and third-party non-legal and legal collection firms to pursue recovery of our Canadian accounts.

2. Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements included in this annual report have been prepared using the going concern assumption, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. However, certain events described herein related to our senior revolving credit facility and outstanding Senior Second Lien Notes could impact our ability to continue as a going concern.

At December 31, 2015, our total liquidity to fund operations was $48.2 million, which consisted of non-restricted cash balances of $19.6 million and total availability under our senior revolving line of credit of $28.6 million. Our senior revolving credit facility, which had an outstanding balance of $134.8 million at December 31, 2015, originally matured on April 6, 2016. On April 5, 2016, the Company entered into Amendment No. 7 (“Amendment No. 7”) to the senior revolving credit facility. Pursuant to the terms of Amendment No. 7, the maximum commitment amount of the revolving credit facility was decreased from $245 million to $140 million, the term of the revolving credit facility was extended to April 29, 2016, and certain progress requirements related to the refinancing of the senior revolving credit facility were added. On April 20, 2016, the administrative agent for the senior revolving credit facility notified the Company of the occurrence of an event of default related to the Company’s failure to deliver a loan commitment to the administrative agent by April 18, 2016 for a refinancing in full of all obligations under the senior revolving credit facility. The administrative agent also reserved the rights of the administrative agent and lenders under the senior revolving credit facility. On April 20, 2016, the Company and a certain financial institution entered into a commitment letter setting forth the terms of a $165 million senior secured financing facility (the “New Financing Facility”). The obligation of the financial institution to provide the New Financing Facility is subject to certain conditions, including without limitation (i) the consummation of an exchange offer (the "Exchange Offer"), as further described below, in which the holders of at least 70% of the Company’s Senior Second Lien Notes exchange their outstanding Senior Second Lien Notes for participation in a 1.5 lien term loan and preferred stock of the Company, and (ii) the Company’s entry into a $30 million 1.25 lien term loan, at least $15 million of which will be funded on the closing date of the New Financing Facility. The Company expects to enter into definitive documentation for the New Financing Facility and borrow the full amount available thereunder concurrently with the settlement of the exchange offer discussed below. However, there can be no assurance that the senior revolving line of credit facility will be further extended, modified, or replaced by a new facility, or that the financial institution commitment will be consummated and result in enhancing the Company’s liquidity.

Under the terms of the Senior Second Lien Notes, we were required to make a semi-annual bond interest payment in the amount of $16.9 million on April 1, 2016. The Company did not make the April 1 bond interest payment to the holders of the Senior Second Lien Notes while it has continued to negotiate with certain of the holders concerning financing alternatives to enhance the Company's liquidity. As of April 25, 2016, the Company has prepared an offering memorandum for the Exchange Offer along with a consent solicitation (the “Consent Solicitation”) to holders of the Senior Second Lien Notes and plans to commence the Exchange Offer upon the filing of this report. Participating holders will receive $620 principal amount of a new 1.5 lien term loan and $350 initial liquidation amount of a new class of preferred stock of the Company for each $1,000 principal amount of Senior Second Lien Notes tendered. In addition, holders who provide consents by the consent expiration time on May 6, 2016 (as may be extended by the Company) will receive an additional $30 principal amount of the 1.5 lien term loan for each $1,000 principal amount of Senior Second Lien Notes. The Exchange Offer and Consent Solicitation will be made upon the terms and subject to the conditions set forth in the offering memorandum for the Exchange Offer and Consent Solicitation statement and related consent and letter of transmittal. The Exchange Offer and Consent Solicitation will be subject to customary conditions, including there being tendered at least 70% of the aggregate principal amount of the Senior Second Lien Notes. The Exchange Offer will expire on or around May 20, 2016, unless extended by the Company. Concurrently with the commencement of the Exchange Offer, the Company plans to enter into a recapitalization support agreement with holders of more than 75% in aggregate principal amount of the Senior Second Lien Notes, which agreement sets for the obligations and commitments of the parties with respect to the proposed restructuring of the Company. However, there can be no assurance that the Exchange Offer will be consummated as described above.

Failure to pay the semi-annual bond interest for 30 days could cause us to suffer an event of default under the indenture governing our Senior Second Lien Notes. Failure to satisfy our obligations under the senior revolving credit facility could cause us to suffer an event of default, which could, among other things, lead to the amounts due thereunder becoming immediately due and payable. Moreover, because our debt obligations are represented by separate agreements with different parties, any event of default under our senior revolving credit facility may create an event of default under the indenture governing our Senior Second Lien Notes, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under the Senior Second Lien Notes, even though we may otherwise be in compliance with all of our obligations under the indenture governing the Senior Second Lien Notes. Any event of default could also have an adverse impact on the Company's capital and operating leases, including early termination, mandatory prepayment, or repossession of equipment. Under current circumstances, if the Exchange Offer and the New Financing Facility are not consummated, it is unlikely that we would be able to obtain additional sources of capital to repay our debt obligations and it is likely that one or more of our lenders would proceed against the collateral securing that indebtedness. In addition, management currently projects that the Company will not be in compliance with the Adjusted EBITDA covenant of the senior revolving credit facility at March 31, 2016. Failure to comply with the covenant could cause us to suffer an event of default under the senior revolving credit facility.

The circumstances and events described above raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time. As a result, our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. However, this opinion further states that factors described above raise substantial doubt about our ability to continue as a going concern. Based upon the Company’s current financial condition as discussed above, management believes that the New Financing Facility and the Exchange Offer will need to be consummated in order for the Company to continue to operate as a going concern and to avoid (as is the Company’s preference) filing for protection under the U.S. Bankruptcy Code. For additional information, refer to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of SquareTwo and its subsidiaries. SquareTwo owns the following subsidiaries: ReFinance America, Ltd.; CACV of Colorado, LLC; CACH, LLC; Collect Air, LLC; Healthcare Funding Solutions, LLC; SquareTwo Financial Services Corporation (d/b/a Fresh View Solutions); Collect America of Canada, LLC, and certain other inactive entities not listed. Collect America of Canada, LLC has a wholly-owned subsidiary, SquareTwo Financial Canada Corporation, which has an 86% ownership interest in CCL Financial Inc. ("CCL"). CCL is a consolidated subsidiary of the Company. As previously disclosed, Parent owns 100% of the outstanding equity of SquareTwo and all other Parent investments are dormant. Expenses incurred by Parent on SquareTwo’s behalf have been allocated to SquareTwo and are reflected in the consolidated financial statements of SquareTwo. Intercompany transactions and balances have been eliminated in consolidation.

SquareTwo has two reportable operating segments, as defined by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting: Domestic and Canada.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The Company's consolidated financial statements are based on a number of significant estimates, including the collectability of purchased debt and the timing of such proceeds, impairment testing of goodwill and the branch office network intangible asset, and accounting for income taxes. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates in connection with these items could be materially revised within the near term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of 90 days or less from the date of acquisition to be cash and cash equivalents. The balance in cash and cash equivalents includes $19,266 and $15,677 held by our Canadian subsidiaries at December 31, 2015 and 2014, respectively.

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

Trade Receivables and Credit Policies

Trade receivables consist primarily of receivables from uncollateralized obligations due from branch offices. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

Notes Receivable

The Company periodically extends credit to some of its branch offices and certain employees and records notes receivable for the amounts financed. The notes are both secured and unsecured and bear interest at interest rates that approximate prevailing market rates for similar loans.

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

Software Development and Maintenance Costs

The Company expenses normal and recurring software maintenance expenses and costs considered to be routine upgrades to its systems. The Company capitalizes internally developed software costs in accordance with ASC Subtopic 350-40, Internal-Use Software and amortizes those costs using the straight-line method over the estimated useful lives of the assets. Refer to Note 5 for additional discussion of internally developed software.

Goodwill and Intangible Assets

Intangible assets consist of goodwill and the value of the Company’s network of branch offices. Both were identified as part of purchase accounting at the date of the Acquisition. The value of the branch office network of $24.9 million was originally identified as an indefinite-lived intangible asset and has therefore not been subject to amortization. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Refer to Note 4 for details on the 2015 impairment analysis.
Prepaid Assets

Prepaid assets consist primarily of support contracts related to information technology and prepaid insurance. Total prepaid assets were $1,533 and $1,762 as of December 31, 2015 and 2014, respectively, and are included in the other assets line item on the consolidated balance sheets.

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

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for income taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the difference between the consolidated financial statements and income tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statements of operations. The Company includes interest and penalties related to the income taxes within its provision for income taxes. Refer to Note 9 for additional discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against the deferred tax assets.

Fair Value of Financial Instruments

In accordance with the requirements of ASC Topic 825, Financial Instruments, the Company discloses the fair value of its financial instruments. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, purchased debt, accounts payable, accrued expenses, line of credit, and notes payable. Refer to Note 8 for additional discussion on the fair value of financial instruments.

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

Royalty Fees

Prior to June 2015, we earned royalties from our branch offices ranging from 2% to 4% of each dollar collected in the non-legal channels for the use of our proprietary collection platform, eAGLE. In conjunction with the new contractual arrangements with our branch offices, effective June 1, 2015, the Company no longer charges royalty fees as a percentage of each dollar collected.

Stock-Based Compensation

As permitted by the CA Holding 2005 Equity Incentive Plan ("Equity Plan"), Parent periodically grants stock options to SquareTwo employees, officers, directors, and branch office owners. Stock options granted to employees, officers, directors, and branch office owners are options on the equity of Parent. The Equity Plan permits the granting of authorized, but unissued, or reacquired shares of Parent stock to satisfy exercises of options. The stock options generally vest over one to five years of continuous service, and have 10-year contractual terms. Employee and director stock option fair values are determined using the Black-Scholes option pricing model at the grant date of each option and includes estimates of forfeitures. Stock option compensation expense is recognized on a straight-line basis over the vesting period for options that vest based on time of service only. Options granted to branch office owners are considered to be granted to non-employees and require variable accounting; therefore, they are revalued as they vest and the amount of expense is based upon the revalued amount. Employee, branch office and director stock option compensation expense is recorded in the salaries and payroll taxes line item, purchased debt expense line item, and general and administrative line item in the consolidated statements of operations, respectively. No stock options were exercised in the periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholder's equity, exclusive of transactions with stockholders, such as capital investments. Comprehensive income (loss) includes net income (loss), and changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries.

Marketing Expenses

The Company expenses marketing costs as incurred. Marketing expense was $807, $1,304, and $972 for the years ended December 31, 2015, 2014, and 2013, respectively.

Earnings Per Share

The Company does not report net income or loss of the Company on a per share basis due to its equity being privately held.

Reclassifications

Certain reclassifications have been made to the previously disclosed 2013 fiscal year amounts in order to conform to the current year presentation. The Company has revised the presentation of its consolidated statements of operations for all the periods presented to provide improved visibility and comparability with the current year presentation. Other direct operating expenses, previously a separate line item for the year ended December 31, 2013 consolidated statements of operations, of $17,551 has been reclassified to purchased debt expense.

Restructuring

As part of the Company's cost reduction initiatives, the Company incurred $0.7 million in severance and related benefit expenses during the third quarter of 2015 in connection with a reduction in force. At December 31, 2015, no amount accrued was outstanding.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the IASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 is a comprehensive new revenue recognition standard that supersedes virtually all existing revenue guidance under GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. The effective date of the new standard was deferred by one year by ASU No. 2015-14. The standard, which does not apply to financial instruments, is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early adoption is permitted for periods beginning after December 15, 2016. The Company is in the process of determining the impact this standard may have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 amends current consolidation guidance, affecting the evaluation of whether certain legal entities should be consolidated. All legal entities are subject to reevaluation under the revised consolidation model. The Company is evaluating this ASU to determine whether any of our current conclusions with respect to consolidation of legal entities will change under the new guidance; however, we do not anticipate any material impact to our consolidated financial statements and related disclosures. This update will be effective for the Company for the annual period beginning after December 15, 2015 and for interim periods within that period.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying value of that debt liability and will therefore impact our presentation of debt issuance costs when implemented. The recognition and measurement guidance for debt issuance costs is not impacted by ASU No. 2015-03. This update will be effective for the Company for the annual period beginning after December 15, 2015 and for interim periods within that period.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ASU 2015-15. In particular, ASU 2015-15 clarifies that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective concurrently with ASU 2015-03 and will not materially impact our presentation of debt issuance costs upon adoption.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of

Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes a number of changes to the current GAAP model, including changes to the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective beginning after December 15, 2017 and we are currently assessing the impact the adoption will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and we are evaluating the impact the adoption will have on our consolidated financial statements.

3. Purchased Debt

The following table shows the changes in purchased debt, net for the periods presented:

	Level Yield			Cost Recovery			Totals
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Balance at beginning of period	$206,642	$254,419	$230,773	$16,058	$19,938	$20,909	$222,700	$274,357	$251,682
Purchases	72,082	115,448	238,332	26,165	11,299	19,778	98,247	126,747	258,110
Valuation allowance reversals (charges)	7,928	326	10,518	(1,209)	(2,110)	(3,870)	6,719	(1,784)	6,648
Proceeds applied to purchased debt principal	(137,918)	(162,353)	(224,396)	(19,582)	(13,342)	(17,165)	(157,500)	(175,695)	(241,561)
Other(1)	(2,730)	(1,198)	(808)	58	273	286	(2,672)	(925)	(522)
Balance at end of period	$146,004	$206,642	$254,419	$21,490	$16,058	$19,938	$167,494	$222,700	$274,357
 (1)    Other includes impacts of the Company’s currency translation, branch office asset purchase program (discontinued), and recovery of step-up in basis on purchased debt.

The following table shows the relationship of purchased debt proceeds to gross revenue recognized and proceeds applied to principal for the periods presented:

	Level Yield			Cost Recovery			Totals
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Proceeds	$298,784	$370,748	$502,122	$54,364	$49,384	$61,587	$353,148	$420,132	$563,709
Less:
Gross revenue recognized	160,866	208,395	277,726	33,564	34,819	43,043	194,430	243,214	320,769
Cost recovery court cost recoveries(1)	—	—	—	1,218	1,223	1,379	1,218	1,223	1,379
Proceeds applied to purchased debt principal	137,918	162,353	224,396	19,582	13,342	17,165	157,500	175,695	241,561
	$—	$—	$—	$—	$—	$—	$—	$—	$—
 (1)    Cost recovery court cost recoveries are recorded as a contra expense in the court costs, net line item in the consolidated statements of operations.

The following table reconciles gross revenue recognized to purchased debt revenue, net for the periods presented:

	Level Yield			Cost Recovery			Totals
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Gross revenue recognized	$160,866	$208,395	$277,726	$33,564	$34,819	$43,043	$194,430	$243,214	$320,769
Purchased debt royalties(1)	1,443	5,219	9,228	197	543	1,204	1,640	5,762	10,432
Valuation allowance reversals (charges)	7,928	326	10,518	(1,209)	(2,110)	(3,870)	6,719	(1,784)	6,648
Other(2)	—	—	—	(178)	(157)	(271)	(178)	(157)	(271)
Purchased debt revenue, net	$170,237	$213,940	$297,472	$32,374	$33,095	$40,106	$202,611	$247,035	$337,578
(1)    In conjunction with the new contractual arrangements with our branch offices, effective June 1, 2015, the Company no longer charges royalty fees on collections.
(2)    Other items relate to certain profit sharing items that reduce the Company’s revenue recorded on purchased debt, the branch office asset purchase program (discontinued), and recovery of step-up in basis.

The following table shows the detail of the Company’s purchases for the periods presented:

	Level Yield			Cost Recovery			Totals
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Purchase price	$72,082	$115,448	$238,332	$26,165	$11,299	$19,778	$98,247	$126,747	$258,110
Face value	925,568	999,235	2,373,306	211,633	224,625	450,368	1,137,201	1,223,860	2,823,674
% of face	7.8%	11.6%	10.0%	12.4%	5.0%	4.4%	8.6%	10.4%	9.1%

Accretable yield represents the difference between the ERP of our purchased debt accounted for under the level yield method and the carrying value of those assets. The ERP is used in determining our revenue recognition, and adjustments to our revenue recognition, for our purchased debt accounted for under the level yield method, which is described in further detail in Note 2.

During the year ended December 31, 2015, the Company purchased $925.6 million in face value debt that qualified for the level yield method of accounting for a purchase price of $72.1 million. The ERP expected at acquisition for these level yield portfolios amounted to $136.7 million. The accretable yield for these purchases was $64.6 million, or the ERP of $136.7 million less the purchase price of $72.1 million.

The following table represents the change in accretable yield for the periods presented:

	Year Ended December 31,
	2015	2014
Balance at December 31, prior year	$389,803	$523,006
Impact from revenue recognized on purchased debt, net	(168,794)	(208,721)
Additions from current purchases	64,577	64,624
Reclassifications to accretable yield, including foreign currency translation	54,670	10,894
Balance at December 31,	$340,256	$389,803

The following table shows the changes in the valuation allowance for the Company’s purchased debt for the periods presented:

	Level Yield			Cost Recovery			Totals
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Balance at beginning of period	$125,758	$126,084	$136,602	$19,694	$17,584	$13,714	$145,452	$143,668	$150,316
Valuation allowance (reversals) charges	(7,928)	(326)	(10,518)	1,209	2,110	3,870	(6,719)	1,784	(6,648)
Balance at end of period	$117,830	$125,758	$126,084	$20,903	$19,694	$17,584	$138,733	$145,452	$143,668

4. Goodwill and Intangible Assets

Intangible assets consist of goodwill and the value of the Company’s network of branch offices. Both were identified as part of purchase accounting at the date of the Acquisition. The value of the branch office network was originally identified as an indefinite-lived intangible asset and has therefore not been subject to amortization until the fourth quarter of 2015. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.

We have two operating segments: Domestic and Canada. In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other, we have deemed our operating segments to be reporting units for the purpose of testing goodwill for impairment.

The following is a summary of intangible assets as of the dates presented:

	Domestic Goodwill	Domestic Branch Office Intangible	Canada Goodwill	Total Goodwill and Intangible Assets
December 31, 2014	$145,889	$24,890	$569	$171,348
Foreign currency adjustment	—	—	(106)	(106)
Impairment	(74,016)	(10,590)	—	(84,606)
Amortization expense	N/A	(179)	N/A	(179)
December 31, 2015	$71,873	$14,121	$463	$86,457

The Company tests its indefinite-lived intangibles annually for impairment unless there is a triggering event during an interim period that would necessitate testing. We initially assessed goodwill for impairment as of September 30, 2015 due to the then projected non-compliance with the Adjusted EBITDA covenant for the fourth quarter ended December 31, 2015, as well as other factors, which represented indicators of impairment and triggered the interim test. As a result of the first step of our interim goodwill impairment test performed on both segments, we concluded that the fair value of the Domestic reporting unit did not exceed its carrying value, suggesting the $145.9 million of goodwill assigned to this reporting unit, or a portion thereof, could be impaired. However, due to the time involved in engaging a third party valuation firm and completing the step two goodwill analysis, we were unable to perform the theoretical purchase price allocation for the domestic reporting unit until we were engaged in the preparation of our annual consolidated financial statements.

As prescribed by ASC 350, step two of the impairment test requires that we perform a theoretical purchase price allocation for the Domestic reporting unit to determine the implied fair value of goodwill. If the implied fair value of goodwill, after considering the fair values of remaining assets and liabilities, is less than the recorded amount on the balance sheet, an impairment is recorded. Since goodwill represents the difference between the fair value of the reporting unit, on a debt free basis, and the fair value of its assets and liabilities, any increase in the fair value of the assets decreases the amount of goodwill implied by the fair value of the reporting unit. Similarly, any increase in the fair value of the reporting unit’s liabilities increases the amount of goodwill supported by the reporting unit. The Company's step two analysis indicates that the fair value of the Domestic reporting unit’s assets, excluding the branch office network intangible, was approximately $57.0 million higher than the carrying value, primarily due to the increase in the value of the purchased debt asset. Partially offsetting this is an increase of approximately $24.6 million in the reporting unit’s liabilities primarily attributable to the deferred tax impact associated with the increase in the fair value of the assets. As a result of the completed analysis, which included a material increase in the fair value of purchased debt and other assets, a non-cash goodwill impairment charge of $74.0 million and a non-cash impairment charge of $10.6 million, before a tax benefit of $4.0 million, related to the branch office intangible, were recorded in the fourth quarter of 2015. These impairment charges represent a substantial impairment of goodwill and the branch office intangible, respectively, and are recorded in the impairments of goodwill and intangible assets line item on the consolidated statements of operations.

We engaged a third party appraisal firm to assist us in determining the fair value of the Company, including the fair values of the Domestic and Canada segments, using a probability weighted expected return method which considered common valuation techniques including income, market and cost approaches. Assumptions critical to the process included forecasted financial information, discount rates, estimation of replacement costs, and analysis of data from market competitors. Inherent in the operating forecasts are certain assumptions regarding cash collection and other metrics including, revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values. The Company determined the fair value of the branch office network using the replacement cost method. As part of this methodology, management made a number of assumptions regarding both internal and external resources that would be required to recreate the network, including but not limited to, recruitment and on-boarding of partners, development of the technology and compliance framework, excluding the cost of the eAGLE system which was valued separately, based on which the network operates and currently provides the Closed Loop competitive advantage. The branch office network was originally valued in 2005 at the date of the Acquisition. The 2005 valuation was performed before the rationalization of the Company’s legal network to meet the evolving regulatory environment. This has involved the elimination of multiple legal offices as the Company regionalized its legal efforts, providing increased regulatory oversight and control. The estimates of the fair values of the intangible assets are based on the best information currently available; however, further adjustments may be necessary in the future if conditions differ substantially from the assumptions utilized. This fair value determination was categorized as Level 3 in the fair value hierarchy: refer to Note 8 for the definition of Level 3 inputs.

In conjunction with the fair value assessment of the Company as of September 30, 2015, the Company also reassessed certain underlying assumptions regarding the estimated useful life of the domestic branch office intangible asset. The assessment resulted in the Company changing the estimated useful life from indefinite-lived to finite lived, commencing in the fourth quarter of 2015. The indefinite life conclusion was originally determined in 2005, and while the branch office network remains a critical element of the Company's strategy and its unique operating structure in the industry, the ongoing and potential future changes in the industry preclude the Company from asserting the indefinite life assertion at this point. After recording the $10.6 million impairment to the intangible asset, the Company assigned a life of 20 years to the remaining asset value which is being amortized to the depreciation and amortization expense line item on the consolidated statements of operations on a straight-line basis beginning with the fourth quarter of 2015. The Company incurred $0.2 million in amortization expense related to the branch office intangible as of December 31, 2015.

Year Ended December 31,
Domestic Branch Office Intangible	2015 (1)
Gross carrying amount	$14,300
Accumulated amortization	(179)
Net book value	$14,121

(1)     As of September 30, 2015 the branch office intangible asset changed from indefinite-lived to finite lived.

As of December 31, 2015, amortization expense for the next five years is expected to be as follows:

Amortization Expense
2016	$715
2017	715
2018	715
2019	715
2020	715
Thereafter	10,546
Total future amortization expense	14,121

As of December 31, 2015, the remaining amortization period is 19.75 years.

5. Property and Equipment

Property and equipment consisted of the following as of the dates presented:

	December 31,
	2015	2014
Computer equipment and software	$55,934	$50,814
Furniture and fixtures	393	399
Leasehold improvements	1,719	1,719
	58,046	52,932
Less accumulated depreciation and amortization	(34,601)	(29,743)
Balance at end of period	$23,445	$23,189

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Depreciation expense was $3,270, $3,864, and $3,018 for the years ended December 31, 2015, 2014, and 2013, respectively.

Included in the computer equipment and software category are capitalized internally developed software costs with a gross carrying value of $39,206 and $36,571 and accumulated amortization of $20,577 and $18,460 at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, property and equipment included capitalized interest costs related to internally developed software of $88 and $85, respectively. Internally developed software begins amortizing when it is determined to be ready for its intended use and amortizes over the economic life. Subsequent additional development on a project is amortized over the remaining useful life. Amortization expense on the internally developed software was $3,304, $3,019, and $4,968 for the years ended December 31, 2015, 2014, and 2013, respectively. The estimated future aggregate amortization expense on internally developed software is $4,148, $4,148, $4,148, $3,093, and $3,093 over the succeeding five years.

Also included in the computer equipment and software category are assets financed under capital leases with a gross carrying value of $6,176 and $6,485, and accumulated amortization of $2,851 and $4,117, respectively, for the years ended December 31, 2015 and 2014, respectively. Amortization of computer equipment and software financed under capital leases is included in depreciation expense.

6. Notes Payable and Other Borrowings

Subsequent Events and Recent Developments

At December 31, 2015, our total liquidity to fund operations was $48.2 million, which consisted of non-restricted cash balances of $19.6 million and total availability under our senior revolving line of credit of $28.6 million. Our senior revolving credit facility, which had an outstanding balance of $134.8 million at December 31, 2015, originally matured on April 6, 2016. On April 5, 2016, the Company entered into Amendment No. 7 to the senior revolving credit facility. Pursuant to the terms of Amendment No. 7, the maximum commitment amount of the revolving credit facility was decreased from $245 million to $140 million, the term of the revolving credit facility was extended to April 29, 2016, and certain progress requirements related to the refinancing of the senior revolving credit facility were added. On April 20, 2016, the administrative agent for the senior revolving credit facility notified the Company of the occurrence of an event of default related to the Company’s failure to deliver a loan commitment to the administrative agent by April 18, 2016 for a refinancing in full of all obligations under the senior revolving credit facility. The administrative agent also reserved the rights of the administrative agent and lenders under the senior revolving credit facility. On April 20, 2016, the Company and a certain financial institution entered into a commitment letter setting forth the terms of a $165 million New Financing Facility. The obligation of the financial institution to provide the New Financing Facility is subject to certain conditions, including without limitation (i) the consummation of an Exchange Offer, as further described below, in which the holders of at least 70% of the Company’s Senior Second Lien Notes exchange their outstanding Senior Second Lien Notes for participation in a 1.5 lien term loan and preferred stock of the Company, and (ii) the Company’s entry into a $30 million 1.25 lien term loan, at least $15 million of which will be funded on the closing date of the New Financing Facility. The Company expects to enter into definitive documentation for the New Financing Facility and borrow the full amount available thereunder concurrently with the settlement of the Exchange Offer discussed below. However, there can be no assurance that the senior revolving line of credit facility will be further extended, modified, or replaced by a new facility, or that the financial institution commitment will be consummated and result in enhancing the Company’s liquidity.

    Under the terms of the Senior Second Lien Notes, we were required to make a semi-annual bond interest payment in the amount of $16.9 million on April 1, 2016. The Company did not make the April 1 bond interest payment to the holders of the Senior Second Lien Notes while it has continued to negotiate with certain of the holders concerning financing alternatives to enhance the Company's liquidity. As of April 25, 2016, the Company announced the commencement of an Exchange Offer and Consent Solicitation to holders of the Senior Second Lien Notes and plans to commence the Exchange Offer upon filing of this report. Participating holders will receive $620 principal amount of a new 1.5 lien term loan and $350 initial liquidation amount of a new class of preferred stock of the Company for each $1,000 principal amount of Senior Second Lien Notes tendered. In addition, holders who provide consents by the consent expiration time on May 6, 2016 (as may be extended by the Company) will receive an additional $30 principal amount of the 1.5 lien term loan for each $1,000 principal amount of Senior Second Lien Notes. The Exchange Offer and Consent Solicitation are being made upon the terms and subject to the conditions set forth in the offering memorandum for the Exchange Offer and Consent Solicitation statement and related consent and letter of transmittal. The Exchange Offer and Consent Solicitation are subject to customary conditions, including there being tendered at least 70% of the aggregate principal amount of the Senior Second Lien Notes. The Exchange Offer will expire on or around May 20, 2016, unless extended by the Company. Concurrently with the commencement of the Exchange Offer, the Company entered into a recapitalization support agreement with holders of more than 75% in aggregate principal amount of the Senior Second Lien Notes, which agreement sets for the obligations and commitments of the parties with respect to the proposed restructuring of the Company. However, there can be no assurance that the Exchange Offer will be consummated as described above.

Failure to pay the semi-annual bond interest for 30 days could cause us to suffer an event of default under the indenture governing our Senior Second Lien Notes. Failure to satisfy our obligations under the senior revolving credit facility could cause us to suffer an event of default, which could, among other things, lead to the amounts due thereunder becoming immediately due and payable. Moreover, because our debt obligations are represented by separate agreements with different parties, any event of default under our senior revolving credit facility may create an event of default under the indenture governing our Senior Second Lien Notes, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under the Senior Second Lien Notes, even though we may otherwise be in compliance with all of our obligations under the indenture governing the Senior Second Lien Notes. Any event of default could also have an adverse impact on the Company's capital and operating leases, including early termination, mandatory prepayment, or repossession of equipment. In addition, management currently projects that the Company will not be in compliance with the Adjusted EBITDA covenant of the senior revolving credit facility at March 31, 2016. Failure to comply with the covenant could cause us to suffer an event of default under the senior revolving credit facility.

Line of Credit

The following is a listing of the Company’s outstanding line of credit borrowings, balances, and interest rates under the revolving credit facility as of the dates presented:

	December 31, 2015			December 31, 2014
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Line of Credit US	4.8%	$134,831	April 2016	4.8%	$138,702	April 2016
Line of Credit Canada	N/A	—	April 2016	N/A	—	April 2016
Total Line of Credit		$134,831			$138,702
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The Company capitalized $567 during the years ended December 31, 2014, in connection with amendments to the Loan Agreement completed in 2014. The remaining unamortized costs of the facility were $339 and $1,443 at December 31, 2015 and 2014, respectively, and are included in the other assets line item on the consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the facility.

The Company had accrued interest on its line of credit of $86 and $81 at December 31, 2015 and 2014, respectively, which are included in the accrued interest and other liabilities line item on the consolidated balance sheets.

 The following represents the terms of the Company's outstanding line of credit borrowings as of December 31, 2015:

Type of Debt and Maximum Commitment	Collateral	Interest Rate Terms	Fees	Payment Terms	Maturity(1)
Domestic Line of Credit; maximum commitment $245.0 million subject to borrowing on Canadian Line of Credit and other terms.(1)	Substantially all assets of SquareTwo, its U.S. guarantor subsidiaries, and its Canadian subsidiaries.
Option of (1) Base Rate, highest of (a) the Bank Prime Loan rate, (b) the Federal Funds rate plus 0.50%, (c) one-month LIBOR plus 1.00%, or (d) 2.00%, plus a margin of 2.75%; or (2) LIBOR Rate, higher of (a) LIBOR or (b) 1.00%, plus a margin of 3.75%.

			Unused line fees of 0.50%.	Due at maturity.	April 6, 2016

Canadian Line of Credit; maximum commitment $24.7 million subject to borrowing on U.S. Line of Credit and other terms.	Substantially all assets of the Company.
Option of (1) Canadian Index Rate, the highest of (a) the reference rate for commercial Canadian loans, (b) the Canadian 30-day BA rate plus 1.00%, or (c) 2.00%, plus a margin of 2.75%; or (2) Canadian BA Rate, higher of (a) the Canadian BA rate, or (b) 1.00%, plus a margin of 4.25%.

			Unused line fees of 0.50%.	Due at maturity.	April 6, 2016
(1)    On April 5, 2016, the Company entered into Amendment No. 7 which extended the term to April 29, 2016 and decreased the maximum commitment from $245.0 million to $140.0 million.

Notes Payable

The following is a listing of the Company’s outstanding notes payable borrowings, balances, and interest rates as of the dates presented:

	December 31, 2015			December 31, 2014
Type of Debt	Weighted Average Interest Rate(1)	Balance	Maturity	Weighted Average Interest Rate(1)	Balance	Maturity
Senior Second Lien Notes, net of $912 and $1,631 unamortized discount	11.625%	$289,088	April 2017	11.625%	$288,369	April 2017
Other Notes Payable	8.00%	260	2016 - 2021	5.50%	1,001	2015 - 2021
Total Notes Payable		$289,348			$289,370
 (1)    Weighted average interest rates exclude the impact of the amortization of fees associated with the origination of these instruments.

The remaining unamortized costs of the Senior Second Lien Notes were $1,623 and $2,904 at December 31, 2015 and 2014, respectively, and are included in the other assets line item on the consolidated balance sheets. These costs are amortized on a straight-line basis over the remaining term of the notes.

The Company had accrued interest on its Senior Second Lien Notes payable of $8,428 at December 31, 2015 and 2014, which is included in the accrued interest and other liabilities line item on the consolidated balance sheets.

The following represents the terms of the Company's notes payable as of December 31, 2015:

Type of Debt	Guarantee/Collateral	Interest Rate Terms	Repayment Terms
Senior Second Lien Notes
Jointly and severally guaranteed by substantially all of SquareTwo's existing and future domestic subsidiaries. Guarantees are secured by a second priority lien by substantially all of the guarantors' assets.
		11.625% annual interest paid semi-annually in cash, on April 1 and October 1.	Mandatory redemption not required. Optional redemption permitted at any time, in whole or in part, subject to certain redemption prices and make-whole premiums based on the date of the redemption.

Other Notes	Underlying stock and computer equipment	Fixed interest rates at a weighted average rate of 8.00%.	Due in monthly or quarterly principal and interest payments through maturity based on contractual terms.

Covenants

The senior revolving credit facility, as amended, and the Senior Second Lien Notes have certain covenants and restrictions, as is customary for such facilities, with which the Company must comply. Some of the financial covenants under the revolving credit facility include: minimum Adjusted EBITDA, capital expenditure limits, and maximum operating lease obligations. The minimum Adjusted EBITDA covenant, as defined in detail in the revolving credit facility agreement is $165 million for each of the trailing twelve month periods beginning with the fiscal quarter ending December 31, 2014. The maximum capital expenditures covenant for any fiscal year, as further described in the revolving credit facility agreement, is $8.0 million and is subject to provisions set forth in the agreement. Maximum aggregate rent expense and certain other operating lease obligations, excluding a certain operating lease, are $3.0 million in any fiscal year. Both the credit facility and the indenture also contain covenants that limit, among other restrictions, the Company's ability to incur additional indebtedness, sell or transfer certain assets, declare or pay dividends or make certain investments. All covenants and restrictions, including the aforementioned covenants and restrictions are further detailed in the senior revolving credit facility and the Senior Second Lien Notes agreements. As of December 31, 2015, the Company was in compliance with all covenants and restrictions of the senior revolving credit facility and Senior Second Lien Notes.

Letters of Credit

 The Company had outstanding letters of credit at December 31, 2015 and 2014 totaling $2,492 and $492, respectively, which had not been drawn on and remained outstanding. The letters of credit have been issued to provide support in connection with our licensing applications.

Scheduled Debt Maturities

Principal payments due during each of the next five calendar years and thereafter for the Company's line of credit and notes payable were as follows as of December 31, 2015:

	Line of Credit		Notes Payable
	Regularly scheduled principal amortization	Final maturities and other	Regularly scheduled principal amortization	Final maturities and other(1)	Total
2016	$—	$134,831	$47	$—	$134,878
2017	—	—	39	290,000	290,039
2018	—	—	43	—	43
2019	—	—	46	—	46
2020	—	—	50	—	50
Thereafter	—	—	35	—	35
Total	$—	$134,831	$260	$290,000	$425,091

(1)    The maturity of $290,000 includes the unamortized discount of $912 which is included in the notes payable line item on the consolidated balance sheets.

7. Stockholder's Deficiency

Common Stock

As of December 31, 2015 and 2014, the Company was authorized to issue 1,000 shares, all of which are reserved as common stock, with 1,000 shares outstanding with a par value of $0.001 per share. There are no other equity shares outstanding that would take preference over the common stock in the instance that the Company pays dividends or liquidates. The outstanding shares are voting common stock and are owned 100% by Parent.

Noncontrolling Interest

The Company holds a controlling interest of approximately 86% in its Canadian subsidiary, CCL. The portions of net income and comprehensive income attributable to the noncontrolling interest in CCL are shown on our consolidated statements of operations and consolidated statements of comprehensive income (loss).

Accumulated Other Comprehensive Loss

During the years ended December 31, 2015, 2014, and 2013, comprehensive (loss) income included currency translation adjustments resulting from converting transactions and balances related to our Canada segment's operations from Canadian dollars to U.S. dollars. The following is a summary of the changes in accumulated other comprehensive loss for the periods presented:

Accumulated Other Comprehensive Loss	Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(111)	$(111)
Other comprehensive loss, net of tax of $0, before reclassifications	(1,236)	(1,236)
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2013	(1,347)	(1,347)
Other comprehensive loss, net of tax of $0, before reclassifications	(2,289)	(2,289)
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2014	(3,636)	(3,636)
Other comprehensive loss, net of tax of $0, before reclassifications	(5,820)	(5,820)
Amounts reclassified from accumulated other comprehensive loss	—	—
Balance, December 31, 2015	$(9,456)	$(9,456)

8. Fair Value of Financial Instruments

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

Estimated Fair Value

The following tables display the carrying value and estimated fair value of the Company's financial instruments held in accordance with ASC 820 as of the dates presented:

	December 31, 2015
	Carrying Amounts	Estimated Fair Value	Level 1	Level 2	Level 3
Purchased debt(1)	$167,494	$240,888	$—	$—	$240,888
Line of credit(2)	$134,831	$134,831	$—	$134,831	$—
Senior Second Lien Notes, net of $912 unamortized discount(3)	$289,088	$140,202	$140,202	$—	$—
Other Notes Payable(4)	$260	$260	$—	$260	$—
(1)    The December 31, 2015 fair value was calculated based on a methodology consistent with the theoretical purchase price allocation completed by a third party appraisal firm in connection with the goodwill impairment analysis as of September 30, 2015. The fair value was determined using (i) our consolidated ERP, (ii) an estimate of a market participant's cost to collect, and (iii) a discount rate of 18%. The estimated fair value of purchased debt should not be construed to represent the underlying value of the Company or the amount which could be realized if its portfolio of purchased debt accounts were sold.
(i) Our ERP expectations are based on historical data as well as assumptions about future collection rates and customer behavior.
(ii) The market participant cost to collect assumption of 47% was generated based on consideration of publicly available competitor information, including the Company's own actual and projected data. Collection cost assumptions are subjective, require significant judgment and include assessing an assumed market participant’s business model and operating structure, including specific consideration of various collection strategies, operating efficiencies as well as fixed versus variable costs. Depending on these considerations and assumptions, the estimated fair value could vary significantly from the fair value disclosure in the table above.
(iii) The net cash flows, after considering the impacts of the costs to collect, are discounted at 18%. The Company determined the discount rate was appropriate after considering its weighted average cost of capital, as well as market rates that approximate a return on similar assets such as U.S. High Yield Bonds and recent collateralized loan obligation residual trades.

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

	December 31, 2014
	Carrying Amounts	Estimated Fair Value	Level 1	Level 2	Level 3
Purchased debt(1)	$222,700	$563,674	$—	$—	$563,674
Line of credit(2)	$138,702	$138,702	$—	$138,702	$—
Senior Second Lien Notes, net of $1,631 unamortized discount(3)	$288,369	$288,157	$288,157	$—	$—
Other Notes Payable(4)	$1,001	$1,001	$—	$1,001	$—
(1)    The Company's estimated fair value of purchased debt at December 31, 2014 was determined using our consolidated ERP discounted at 9%, which was the Company's estimate of its weighted average cost of capital at the time. The fair value estimates provided prior to December 31, 2015 excluded an estimate of cost to collect due to the subjective nature and significant assumptions required in estimating an assumed market participant's perspective. If the company had followed the 2015 methodology, including a cost to collect assumption and an industry driven discount rate of 18%, the estimated fair value would have been $283.9 million.

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

9. Income Taxes

For financial statement reporting purposes, the Company is treated as a stand-alone entity, and therefore all components of the provision for, or benefit from income taxes as well as the deferred tax assets and liabilities recognized herein reflect only the financial results and position of SquareTwo. For income tax purposes, the Company is included in the consolidated return of Parent. Parent files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Parent's U.S. federal income tax returns were last examined for the tax year ended December 31, 2004, and Parent potentially remains subject to examination for all tax years ended on or after December 31, 2011.

The following table shows the (loss) income from operations before income taxes and noncontrolling interest by U.S. and Canadian jurisdictions for the periods presented:

	Year Ended December 31,
	2015	2014	2013
(Loss) income before taxes:
U.S.	$(140,632)	$(47,010)	$(3,500)
Canada	$16,980	$15,020	$13,806
Total (loss) income before taxes	$(123,652)	$(31,990)	$10,306

The following table shows the components of the provision for income taxes for the Company for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	739	(492)	(849)
Canada	(4,545)	(3,986)	(4,059)
Total current tax expense	(3,806)	(4,478)	(4,908)
Deferred:
Federal	8,712	—	—
State	1,118	20	(246)
Canada	(73)	(1,492)	(89)
Total deferred tax benefit (expense)	9,757	(1,472)	(335)
Total tax benefit (expense)	$5,951	$(5,950)	$(5,243)

For the year ended December 31, 2015, the combined state, federal and Canadian tax benefit from operations was $6.0 million. The net benefit was primarily comprised of a $9.3 million total benefit related to the impairment of the branch office intangible and its reclassification from indefinite to definite lived asset, which is partially offset by $4.5 million tax expense in Canada based on an effective tax rate of approximately 26.5%. Approximately $4.0 million of the $9.3 million benefit was related to the impairment of the branch office network intangible, as further described in Note 4, while the remainder of the benefit was due to the release of the valuation as a result of the change from indefinite life to definite life classification.

In addition. a U.S. state income tax benefit of $0.7 million was recognized due to a refund of previously paid taxes to the State of Colorado, as was a tax benefit of $0.6 million related to a reduction of future taxes that would have been paid to the State of Colorado resulting from a change in the apportionment method approved by the state.

Any tax benefits related to pretax losses generated by the Company’s ongoing U.S. operations during 2015 have been fully offset by a corresponding increase in the valuation allowance as the Company remains in full valuation allowance position at December 31, 2015. In addition to paying income taxes in Canada at an effective rate of approximately 26.5%, Canadian income is also subject to IRC Section 956 income tax calculation in the U.S.; however all of Section 956 income during 2015 was offset by the Company’s net operating losses in the U.S., except for an immaterial amount of withholding tax payable in Canada.

The following table shows the difference between total income tax expense and income tax expense computed using the statutory rate of 35% for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Computed tax benefit (expense) at statutory federal rate	$43,278	$11,197	$(3,607)
Increase in valuation allowance	(12,322)	(14,718)	(654)
State tax rate change	—	—	(1,089)
State tax benefit (expense), net of federal benefit	1,957	843	(211)
Foreign tax rate differential	—	—	120
US tax benefit (expense) on foreign source income	572	(2,535)	—
Foreign withholding	(377)	(1,492)	—
Goodwill impairment	(25,906)	—	—
Other	(1,251)	755	198
Total income tax benefit (expense)	$5,951	$(5,950)	$(5,243)

The following table shows the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at the dates presented:

	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss	$55,020	$52,879
Valuation allowance on cost recovery assets	1,977	5,321
Foreign tax credits	16,431	12,600
Capitalized transaction costs	728	—
Stock option expense	201	917
Amortization of loan fees and debt discount	507	656
Other	4,384	2,245
Total deferred tax assets	79,248	74,618
Deferred tax liabilities:
Level yield revenue	(4,029)	(18,311)
Property and equipment	(3,917)	(4,571)
Branch office intangible asset	(5,269)	(9,832)
Debt acquisition costs	(383)	(500)
Foreign earnings and withholding	(1,658)	(1,583)
Total deferred tax liabilities	(15,256)	(34,797)
Valuation allowance	(65,643)	(51,229)
Deferred tax liability, net	$(1,651)	$(11,408)

At December 31, 2015, the Company had a federal net operating loss carryforward of $150.4 million that if not utilized will expire in the years ending December 31, 2025 through 2035. As of December 31, 2015, the Company had a state net operating loss carryforward of $58.2 million that if not utilized will expire in years ending December 31, 2016 through 2035. Due to a tax sharing agreement in place between SquareTwo and Parent, the Company can utilize Parent's federal and state net operating loss carryforwards (“NOLs”), which at December 31, 2015, were $234.4 million and $105.7 million, respectively, including net operating loss carryforwards attributable to the Company. If not utilized, the federal NOLs will expire in years 2025 through 2034 and the state NOLs will expire in years 2016 through 2035.

As of the year ended December 31, 2015, the Company recorded a valuation allowance of $65.6 million against certain deferred tax assets including federal and state net operating losses, which may not be utilized within their available carryforward periods. In accordance with the accounting guidance for income taxes under GAAP, a valuation allowance is established to reduce the deferred tax assets to the extent the deferred tax asset does not meet the GAAP criteria for future realization. The remaining net deferred tax liability of $1.7 million at December 31, 2015 is attributable to the deferred tax liability associated with the aforementioned Canadian withholding tax. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made. The book-to-tax basis differences in Canada were minimal at December 31, 2015 and 2014.

The Company evaluates its uncertain tax positions in accordance with a two-step process. The first step is recognition: the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There were no unrecognized tax benefits as of December 31, 2015.
10. Commitments and Contingencies

Leases

Our office facilities are under various operating lease agreements, and the expense is included in general and administrative expenses. Rent expense on our office facilities totaled approximately $2,186, $1,670, and $1,525 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Denver Headquarters and Call Center lease term expires October 31, 2016. We are actively working with advisors and potential lessors to satisfy our operational needs.

The Company also leases certain software and various types of equipment through a combination of capital and operating leases.

At December 31, 2015, the total future minimum lease payments were as follows:

	Capital Lease Obligations	Operating Leases
Year ended December 31,
2016	$1,446	$3,379
2017	656	976
2018	256	435
2019	—	326
2020	—	325
Thereafter	—	335
Total minimum lease payments	$2,358	$5,776
Less amount representing interest and maintenance fees	(240)
Total principal	$2,118

401(k) Savings

The Company offers participation in Parent's 401(k) profit-sharing plan. Eligible employees may make voluntary contributions which are matched by the Company up to 4% of the employee's compensation up to eligible limits. The amount of employee contributions are limited as specified in the profit-sharing plan. The Company may, at its discretion, make additional contributions. For the years ended December 31, 2015, 2014, and 2013, the Company made contributions of approximately $1,111, $831, and $721, respectively.

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

A similar program continued in 2006, effective for debt purchases in the fourth quarter of 2005. As of December 31, 2015 and 2014, the remaining investment by the branch office owners under these plans was approximately $875. This amount has been classified as a contra-asset to purchased debt in the accompanying consolidated balance sheets. While the program was discontinued prospectively during the year ended December 31, 2010, if the underlying purchases achieve the target returns under this program, the Company would be obligated to return the amount invested, plus an appropriate return, to certain branch office owners.

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

11. Related-Party Transactions

Notes Payable/Receivable to/from Related Parties

At December 31, 2015 and 2014, the Company had notes payable of $260 and $591, respectively, to individuals who are deemed related parties because of their relationship with a co-founder and member of our Board of Directors. The notes payable relate to a stock redemption plan that redeemed all of the shares formerly owned by these individuals, but left the promissory notes held by these individuals outstanding, and are included in the notes payable line item on the consolidated balance sheets.

At December 31, 2015 and 2014, the Company had notes receivable of $163 and $194, respectively, from employees, former employees, and branch offices owned by certain officers, directors, and stockholders.

Amounts Due To/From Related Parties

At December 31, 2015 and 2014, the Company had payables, included in the accrued interest and other liabilities line item on the Consolidated Balance Sheets, of $2,038 and $2,724, respectively, due to branch offices owned by certain officers, directors, and stockholders.

At December 31, 2015 and 2014, the Company had receivables, included in the trade receivables and the other assets line items on the Consolidated Balance Sheets, of $367 and $631, respectively, due from branch offices owned by certain officers, directors, and stockholders.

Revenues

Collections on our purchased debt are our primary source of revenues, as described in Note 2. Revenues are not accounted for on an individual branch office basis. Collections by director-owned branch offices totaled $17,889, $34,093, and $49,955 for the years ended December 31, 2015, 2014, and 2013, respectively.

Servicing Fees

We paid purchased debt servicing fees, net of royalties, to director-owned branch offices totaling $5,066, $9,591, and $13,547 for the years ended December 31, 2015, 2014, and 2013, respectively.

Management Fees

The Company pays a management fee to a private equity firm which manages both its own investment in Parent, and the investments of others in Parent. The fee is related to services provided for management and administrative oversight, and strategic and tactical planning and advice. The fees for each of the years ended December 31, 2015, 2014, and 2013 were $500.

12. Significant Concentrations and Significant Customers

Our branch offices provide a significant amount of our collections on purchased debt. Branch office owners may own one or more branch locations. However, during 2015 one branch owner accounted for more than 10% of total collections and no branch owner accounted for more than 15% of total collections.

We have developed longstanding relationships with a number of leading credit issuers including U.S. and Canadian credit card, consumer loan, student loan, and small business credit issuers. Historically, we have purchased assets from seven of the ten largest credit card issuers in the U.S. In aggregate, we have purchased from over 40 different issuers of credit over the last three years as of December 31, 2015.

During 2015, no debt issuer accounted for more than 15% of the Company's total purchases. The concentration of significant debt issuers from whom SquareTwo purchases assets varies from year to year and is generally dependent on how many of the previous issuers actively sell in the marketplace, the price at which they sell, and our ability to place successful bids.

13. Segment Information

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

The following tables present the Company's operating segment results for the periods presented:

	Year Ended December 31,
Cash Proceeds on Purchased Debt	2015	2014	2013
Domestic	$310,338	$376,563	$515,696
Canada	42,810	43,569	48,013
Consolidated	$353,148	$420,132	$563,709

	Year Ended December 31,
Total Revenues	2015	2014	2013
Domestic	$174,312	$220,141	$309,570
Canada	28,341	26,950	28,683
Consolidated	$202,653	$247,091	$338,253

	Year Ended December 31,
Adjusted EBITDA(1)	2015	2014	2013
Domestic	$134,715	$166,281	$273,475
Canada	31,259	31,432	34,905
Consolidated	$165,974	$197,713	$308,380
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

Segment net income or loss is not presented herein, which is consistent with the CODM's review of segment information. The table below reconciles consolidated net (loss) income to consolidated Adjusted EBITDA for the periods presented:

	Year Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA	December 31,
	2015	2014	2013
Net (loss) income	$(117,701)	$(37,940)	$5,063
Interest expense	44,609	44,217	45,984
Interest income	(157)	(163)	(103)
Income tax (benefit) expense	(5,951)	5,950	5,243
Depreciation and amortization	6,753	6,883	7,986
Impairments of goodwill and intangible assets	84,606	—	—
EBITDA	12,159	18,947	64,173
Adjustments related to purchased debt accounting
Proceeds applied to purchased debt principal(1)	157,500	175,695	241,561
Amortization of step-up of carrying value(2)	—	—	107
Purchased debt valuation allowance (reversals) charges(3)	(6,719)	1,784	(6,648)
Certain other or non-cash expenses
Stock option expense(4)	34	79	128
Termination fees	—	—	4,900
Other(5)	3,000	1,208	4,159
Adjusted EBITDA	$165,974	$197,713	$308,380
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

The table below reconciles net cash (used in) provided by operating activities to Adjusted EBITDA for the periods presented:

	Year Ended
Reconciliation of Net Cash (Used in) Provided by Operating Activities to Adjusted EBITDA	December 31,
	2015	2014	2013
Net cash (used in) provided by operating activities	$(39,684)	$(26,703)	$15,045
Proceeds applied to purchased debt principal(1)	157,500	175,695	241,561
Interest expense to be paid in cash(2)	41,306	41,220	42,782
Interest income	(157)	(163)	(103)
Amortization of prepaid and other non-cash expenses	(6,032)	(4,532)	(4,658)
Changes in operating assets and liabilities and deferred taxes:
Restricted cash(3)	(1,210)	(2,347)	(4,899)
Other operating assets and liabilities and deferred taxes(4)	17,202	7,385	4,350
Income tax (benefit) expense	(5,951)	5,950	5,243
Termination fees	—	—	4,900
Other(5)	3,000	1,208	4,159
Adjusted EBITDA	$165,974	$197,713	$308,380
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

Segment assets were as follows as of the dates presented:

	December 31,
Total Assets	2015	2014
Domestic	$266,586	$414,711
Canada	41,232	33,376
Consolidated	$307,818	$448,087

Long-lived assets, excluding financial instruments and deferred taxes, of our Canada segment were not material at December 31, 2015 or December 31, 2014.

14. Quarterly Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

Quarter Ended	March 31	June 30	September 30	December 31	Total
2015
Total revenues	$52,409	$48,839	$50,532	$50,873	$202,653
Total operating expenses	55,465	50,771	48,240	126,882	281,358
Operating (loss) income	(3,056)	(1,932)	2,292	(76,009)	(78,705)
Total other expenses	11,172	11,284	11,250	11,241	44,947
Loss before income taxes	(14,228)	(13,216)	(8,958)	(87,250)	(123,652)
Income tax expense	(1,160)	(1,243)	(766)	9,120	5,951
Net loss	(15,388)	(14,459)	(9,724)	(78,130)	(117,701)
Less: Net income attributable to noncontrolling interest	387	419	509	408	1,723
Net loss attributable to SquareTwo	$(15,775)	$(14,878)	$(10,233)	$(78,538)	$(119,424)

2014
Total revenues	$71,509	$66,847	$56,999	$51,736	$247,091
Total operating expenses	61,503	61,131	57,179	54,611	234,424
Operating income (loss)	10,006	5,716	(180)	(2,875)	12,667
Total other expenses	11,115	11,162	11,129	11,251	44,657
Loss before income taxes	(1,109)	(5,446)	(11,309)	(14,126)	(31,990)
Income tax expense	(1,037)	(2,071)	(1,699)	(1,143)	(5,950)
Net loss	(2,146)	(7,517)	(13,008)	(15,269)	(37,940)
Less: Net income attributable to noncontrolling interest	341	399	409	380	1,529
Net loss attributable to SquareTwo	$(2,487)	$(7,916)	$(13,417)	$(15,649)	$(39,469)

15. Supplemental Guarantor Information

The payment obligations under the Senior Second Lien Notes (refer to Note 6) are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by substantially all of SquareTwo Financial Corporation’s (the “Borrower”) 100% owned existing and future domestic subsidiaries (“Guarantor Subsidiaries”). The Senior Second Lien Notes are not guaranteed by Parent.

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

Consolidating Balance Sheets

	December 31, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$280	$38	$19,266	$—	$19,584
Restricted cash	(152)	3,079	—	—	2,927
Trade receivables, net of allowance for doubtful accounts	750	55	690	—	1,495
Notes receivable	—	—	163	—	163
Purchased debt, net	—	146,988	20,506	—	167,494
Property and equipment, net	23,093	221	131	—	23,445
Goodwill and intangible assets	85,994	—	463	—	86,457
Other assets	5,158	1,082	13	—	6,253
Investment in subsidiaries	191,220	—	—	(191,220)	—
Total assets	$306,343	$151,463	$41,232	$(191,220)	$307,818
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$1,733	$162	$44	$—	$1,939
Payable from trust accounts	1,390	46	102	—	1,538
Payable to Borrower	—	306,344	3,424	(309,768)	—
Taxes (receivable) payable	(6)	—	1,040	—	1,034
Accrued interest and other liabilities	20,292	1,107	753	—	22,152
Deferred tax liability (asset)	1,659	—	(8)	—	1,651
Line of credit	134,831	—	—	—	134,831
Notes payable, net of discount	289,348	—	—	—	289,348
Obligations under capital lease agreements	2,118	—	—	—	2,118
Total liabilities	451,365	307,659	5,355	(309,768)	454,611
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,225	6,581	1	(6,582)	190,225
(Accumulated deficit) retained earnings	(335,247)	(162,777)	37,647	125,130	(335,247)
Accumulated other comprehensive loss	—	—	(9,456)	—	(9,456)
Total (deficiency) equity before noncontrolling interest	(145,022)	(156,196)	28,192	118,548	(154,478)
Noncontrolling interest	—	—	7,685	—	7,685
Total (deficiency) equity	(145,022)	(156,196)	35,877	118,548	(146,793)
Total liabilities and (deficiency) equity	$306,343	$151,463	$41,232	$(191,220)	$307,818

	December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$—	$—	$15,677	$—	$15,677
Restricted cash	(360)	4,497	—	—	4,137
Trade receivables, net of allowance for doubtful accounts	1,221	22	608	—	1,851
Notes receivable	—	—	194	—	194
Purchased debt, net	—	206,542	16,158	—	222,700
Property and equipment, net	22,783	254	152	—	23,189
Goodwill and intangible assets	170,779	—	569	—	171,348
Other assets	6,614	1,571	806	—	8,991
Investment in subsidiaries	243,404	—	—	(243,404)	—
Total assets	$444,441	$212,886	$34,164	$(243,404)	$448,087
Liabilities and equity (deficiency)
Liabilities:
Accounts payable, trade	$3,549	$(227)	$(97)	$—	$3,225
Payable from trust accounts	1,252	58	94	—	1,404
Payable to Borrower	—	342,772	2,842	(345,614)	—
Taxes payable	138	—	337	—	475
Accrued interest and other liabilities	23,336	385	778	—	24,499
Deferred tax liability (asset)	11,416	—	(8)	—	11,408
Line of credit	138,702	—	—	—	138,702
Notes payable, net of discount	289,370	—	—	—	289,370
Obligations under capital lease agreements	2,310	—	—	—	2,310
Total liabilities	470,073	342,988	3,946	(345,614)	471,393
Equity (deficiency):
Common stock	—	—	—	—	—
Additional paid-in capital	190,191	2,922	1	(2,923)	190,191
(Accumulated deficit) retained earnings	(215,823)	(133,024)	27,891	105,133	(215,823)
Accumulated other comprehensive loss	—	—	(3,636)	—	(3,636)
Total (deficiency) equity before noncontrolling interest	(25,632)	(130,102)	24,256	102,210	(29,268)
Noncontrolling interest	—	—	5,962	—	5,962
Total (deficiency) equity	(25,632)	(130,102)	30,218	102,210	(23,306)
Total liabilities and (deficiency) equity	$444,441	$212,886	$34,164	$(243,404)	$448,087

Consolidating Statements of Operations

	Year Ended December 31, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$1,645	$172,656	$28,310	$—	$202,611
Other revenue	9	2	31	—	42
Total revenues	1,654	172,658	28,341	—	202,653
Expenses
Purchased debt expense	2	105,499	9,386	—	114,887
Court costs, net	—	26,422	435	—	26,857
Salaries and payroll taxes	6,064	27,877	660	—	34,601
General and administrative	4,786	7,441	1,427	—	13,654
Depreciation and amortization	2,857	3,860	36	—	6,753
Impairments of goodwill and intangible assets	84,606	—	—	—	84,606
Total operating expenses	98,315	171,099	11,944	—	281,358
Operating (loss) income	(96,661)	1,559	16,397	—	(78,705)
Other expenses
Interest expense	13,297	31,312	—	—	44,609
Other (income) expense	(35)	—	373	—	338
Total other expenses	13,262	31,312	373	—	44,947
(Loss) income before income taxes	(109,923)	(29,753)	16,024	—	(123,652)
Income tax benefit (expense)	10,496	—	(4,545)	—	5,951
Loss from subsidiaries	(19,997)	—	—	19,997	—
Net (loss) income	(119,424)	(29,753)	11,479	19,997	(117,701)
Less: Net income attributable to the noncontrolling interest	—	—	1,723	—	1,723
Net (loss) income attributable to SquareTwo	$(119,424)	$(29,753)	$9,756	$19,997	$(119,424)

	Year Ended December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$6,143	$213,976	$26,916	$—	$247,035
Other revenue	13	9	34	—	56
Total revenues	6,156	213,985	26,950	—	247,091
Expenses
Purchased debt expense	6	137,511	10,296	—	147,813
Court costs, net	—	34,361	358	—	34,719
Salaries and payroll taxes	5,075	24,719	758	—	30,552
General and administrative	1,740	9,741	2,976	—	14,457
Depreciation and amortization	2,246	4,593	44	—	6,883
Total operating expenses	9,067	210,925	14,432	—	234,424
Operating (loss) income	(2,911)	3,060	12,518	—	12,667
Other expenses
Interest expense	6,932	37,285	—	—	44,217
Other expense (income)	444	—	(4)	—	440
Total other expenses	7,376	37,285	(4)	—	44,657
(Loss) income before income taxes	(10,287)	(34,225)	12,522	—	(31,990)
Income tax expense	(1,964)	—	(3,986)	—	(5,950)
Loss from subsidiaries	(27,218)	—	—	27,218	—
Net (loss) income	(39,469)	(34,225)	8,536	27,218	(37,940)
Less: Net income attributable to the noncontrolling interest	—	—	1,529	—	1,529
Net (loss) income attributable to SquareTwo	$(39,469)	$(34,225)	$7,007	$27,218	$(39,469)

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Purchased debt revenue, net	$10,727	$298,753	$28,098	$—	$337,578
Other revenue	84	6	585	—	675
Total revenues	10,811	298,759	28,683	—	338,253
Expenses
Purchased debt expense	5	178,315	10,864	—	189,184
Court costs, net	—	39,552	603	—	40,155
Salaries and payroll taxes	4,325	21,474	549	—	26,348
General and administrative	3,663	7,138	3,617	—	14,418
Depreciation and amortization	4,371	3,564	51	—	7,986
Total operating expenses	12,364	250,043	15,684	—	278,091
Operating (loss) income	(1,553)	48,716	12,999	—	60,162
Other expenses
Interest expense	5,165	40,819	—	—	45,984
Other expense	401	1,228	2,243	—	3,872
Total other expenses	5,566	42,047	2,243	—	49,856
(Loss) income before income taxes	(7,119)	6,669	10,756	—	10,306
Income tax expense	(1,551)	—	(3,692)	—	(5,243)
Income from subsidiaries	12,332	—	—	(12,332)	—
Net income	3,662	6,669	7,064	(12,332)	5,063
Less: Net income attributable to the noncontrolling interest	—	—	1,401	—	1,401
Net income attributable to SquareTwo	$3,662	$6,669	$5,663	$(12,332)	$3,662

Consolidating Statements of Comprehensive (Loss) Income

	Year Ended December 31, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(119,424)	$(29,753)	$11,479	$19,997	$(117,701)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(5,820)	—	(5,820)
Comprehensive (loss) income	(119,424)	(29,753)	5,659	19,997	(123,521)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,723	—	1,723
Comprehensive (loss) income attributable to SquareTwo	$(119,424)	$(29,753)	$3,936	$19,997	$(125,244)

	Year Ended December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(39,469)	$(34,225)	$8,536	$27,218	$(37,940)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(2,289)	—	(2,289)
Comprehensive (loss) income	(39,469)	(34,225)	6,247	27,218	(40,229)
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,529	—	1,529
Comprehensive (loss) income attributable to SquareTwo	$(39,469)	$(34,225)	$4,718	$27,218	$(41,758)

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$3,662	$6,669	$7,064	$(12,332)	$5,063
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	(1,236)	—	(1,236)
Comprehensive income	3,662	6,669	5,828	(12,332)	3,827
Less: Comprehensive income attributable to the noncontrolling interest	—	—	1,401	—	1,401
Comprehensive income attributable to SquareTwo	$3,662	$6,669	$4,427	$(12,332)	$2,426

Consolidating Statements of Cash Flows

	Year Ended December 31, 2015
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(119,424)	$(29,753)	$11,479	$19,997	$(117,701)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,857	3,860	36	—	6,753
Impairments of goodwill and intangible assets	84,606	—	—	—	84,606
Amortization of loan origination fees and debt discount	3,303	—	—	—	3,303
Purchased debt valuation allowance	—	(6,857)	138	—	(6,719)
Stock option expense	34	—	—	—	34
Amortization of prepaid and other non-cash expenses	4,832	1,171	29	—	6,032
Deferred tax provision, net of valuation allowance	(9,757)	—	—	—	(9,757)
Loss from subsidiaries	19,997	—	—	(19,997)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(144)	—	721	—	577
Restricted cash	(208)	1,418	—	—	1,210
Other assets	(4,619)	(2,056)	1,132	—	(5,543)
Accounts payable and accrued liabilities	(4,722)	1,358	885	—	(2,479)
Net cash (used in) provided by operating activities	(23,245)	(30,859)	14,420	—	(39,684)
Investing activities
Investment in purchased debt	—	(76,835)	(21,412)	—	(98,247)
Proceeds applied to purchased debt principal	—	143,246	14,254	—	157,500
Payments to branch offices related to asset purchase program	—	(259)	—	—	(259)
Investment in subsidiaries	35,191	—	—	(35,191)	—
Investment in property and equipment, including internally developed software	(5,123)	(64)	(37)	—	(5,224)
Net cash provided by (used in) investing activities	30,068	66,088	(7,195)	(35,191)	53,770
Financing activities
Repayments of investment by Parent, net	—	(35,191)	—	35,191	—
Payments on notes payable, net	(741)	—	—	—	(741)
Proceeds from line of credit	341,668	—	—	—	341,668
Payments on line of credit	(345,539)	—	—	—	(345,539)
Origination fees on line of credit	(200)	—	—	—	(200)
Payments on capital lease obligations	(1,731)	—	—	—	(1,731)
Net cash used in financing activities	(6,543)	(35,191)	—	35,191	(6,543)
Increase in cash and cash equivalents	280	38	7,225	—	7,543
Impact of foreign currency translation on cash	—	—	(3,636)	—	(3,636)
Cash and cash equivalents at beginning of period	—	—	15,677	—	15,677
Cash and cash equivalents at end of period	$280	$38	$19,266	$—	$19,584
Supplemental cash flow information
Cash paid for interest	$41,390	$—	$—	$—	$41,390
Cash paid for income taxes	(595)	—	3,791	—	3,196
Property and equipment financed with capital leases and notes payable	1,539	—	—	—	1,539

	Year Ended December 31, 2014
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(39,469)	$(34,225)	$8,536	$27,218	$(37,940)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,246	4,593	44	—	6,883
Amortization of loan origination fees and debt discount	2,997	—	—	—	2,997
Purchased debt valuation allowance	—	1,784	—	—	1,784
Stock option expense	52	27	—	—	79
Amortization of prepaid and other non-cash expenses	3,729	748	55	—	4,532
Deferred tax provision, net of valuation allowance	1,472	—	—	—	1,472
Loss from subsidiaries	27,218	—	—	(27,218)	—
Changes in operating assets and liabilities:
Income tax payable/receivable	(610)	—	602	—	(8)
Restricted cash	(287)	2,634	—	—	2,347
Other assets	(4,023)	(3,717)	2,688	—	(5,052)
Accounts payable and accrued liabilities	(3,743)	(354)	300	—	(3,797)
Net cash (used in) provided by operating activities	(10,418)	(28,510)	12,225	—	(26,703)
Investing activities
Investment in purchased debt	—	(105,532)	(21,215)	—	(126,747)
Proceeds applied to purchased debt principal	—	159,180	16,515	—	175,695
Investment in subsidiaries	24,902	—	—	(24,902)	—
Investment in property and equipment, including internally developed software	(4,511)	(236)	—	—	(4,747)
Net cash provided by (used in) investing activities	20,391	53,412	(4,700)	(24,902)	44,201
Financing activities
Proceeds from investment by Parent, net	(150)	(24,902)	—	24,902	(150)
Payments on notes payable, net	(763)	—	—	—	(763)
Proceeds from line of credit	421,308	—	—	—	421,308
Payments on line of credit	(427,875)	—	—	—	(427,875)
Origination fees on line of credit	(767)	—	—	—	(767)
Payments on capital lease obligations	(1,726)	—	—	—	(1,726)
Net cash used in financing activities	(9,973)	(24,902)	—	24,902	(9,973)
Increase in cash and cash equivalents	—	—	7,525	—	7,525
Impact of foreign currency translation on cash	—	—	(1,227)	—	(1,227)
Cash and cash equivalents at beginning of period	—	—	9,379	—	9,379
Cash and cash equivalents at end of period	$—	$—	$15,677	$—	$15,677
Supplemental cash flow information
Cash paid for interest	$41,343	$—	$—	$—	$41,343
Cash paid for income taxes	1,103	—	3,378	—	4,481
Property and equipment financed with capital leases and notes payable	1,292	—	—	—	1,292

	Year Ended December 31, 2013
	Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$3,662	$6,669	$7,064	$(12,332)	$5,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,371	3,564	51	—	7,986
Amortization of loan origination fees and debt discount	3,202	—	—	—	3,202
Recovery of step-up in basis of purchased debt	107	—	—	—	107
Purchased debt valuation allowance reversal	—	(6,630)	(18)	—	(6,648)
Stock option expense	82	46	—	—	128
Amortization of prepaid and other non-cash expenses	3,811	555	292	—	4,658
Deferred tax provision, net of valuation allowance	339	—	(4)	—	335
Income from subsidiaries	(12,332)	—	—	12,332	—
Changes in operating assets and liabilities:
Income tax payable/receivable	640	—	(2,510)	—	(1,870)
Restricted cash	(315)	5,214	—	—	4,899
Other assets	(3,874)	3,773	(4,587)	—	(4,688)
Accounts payable and accrued liabilities	2,000	(689)	562	—	1,873
Net cash provided by operating activities	1,693	12,502	850	—	15,045
Investing activities
Investment in purchased debt	—	(240,595)	(17,515)	—	(258,110)
Proceeds applied to purchased debt principal	—	221,884	19,677	—	241,561
Payments to branch offices related to asset purchase program	—	(297)	—	—	(297)
Net proceeds from notes receivable	77	—	—	—	77
Investment in subsidiaries	(6,506)	—	—	6,506	—
Investment in property and equipment, including internally developed software	(5,012)	—	—	—	(5,012)
Net cash (used in) provided by investing activities	(11,441)	(19,008)	2,162	6,506	(21,781)
Financing activities
Proceeds from investment by Parent, net	—	6,506	—	(6,506)	—
Payments on notes payable, net	(596)	—	—	—	(596)
Proceeds from line of credit	581,644	—	—	—	581,644
Payments on line of credit	(568,787)	—	—	—	(568,787)
Origination fees on line of credit	(1,035)	—	—	—	(1,035)
Payments on capital lease obligations	(1,478)	—	—	—	(1,478)
Net cash provided by financing activities	9,748	6,506	—	(6,506)	9,748
Increase in cash and cash equivalents	—	—	3,012	—	3,012
Impact of foreign currency translation on cash	—	—	(1,171)	—	(1,171)
Cash and cash equivalents at beginning of period	—	—	7,538	—	7,538
Cash and cash equivalents at end of period	$—	$—	$9,379	$—	$9,379
Supplemental cash flow information
Cash paid for interest	$42,420	$585	$—	$—	$43,005
Cash paid for income taxes	572	—	6,207	—	6,779
Property and equipment financed with capital leases and notes payable	2,407	—	—	—	2,407

16. Subsequent Events

Commitment Letter, Exchange Offer, and Consent Solicitation

On April 20, 2016, the Company and a certain financial institution entered into a commitment letter setting forth the terms of a $165 million senior secured financing facility (the “New Financing Facility”). Proceeds from the New Financing Facility will be used to refinance the Company’s existing senior revolving credit facility, provide working capital to the Company, and pay fees in connection with the financing facility and related transactions. The obligation of the financial institution to provide the New Financing Facility is subject to certain conditions, including without limitation (i) the consummation of an exchange offer (the " Exchange Offer") in which the holders of at least 70% of the Company’s Senior Second Lien Notes exchange their outstanding Notes for participation in a 1.5 lien term loan and preferred stock of the Company, and (ii) the Company’s entry into a $30 million 1.25 lien term loan, at least $15 million of which will be funded on the closing date of the New Financing Facility. The Company expects to enter into definitive documentation for the New Financing Facility and borrow the full amount available thereunder concurrently with the settlement of the Exchange Offer discussed below.

On April 25, 2016, the Company has prepared an offering memorandum for the Exchange Offer along with a consent solicitation (the “Consent Solicitation”) to holders of the Senior Second Lien Notes and plans to commence the Exchange Offer upon the filing of this report. Participating holders will receive $620 principal amount of a new 1.5 lien term loan and $350 initial liquidation amount of a new class of preferred stock of the Company for each $1,000 principal amount of Senior Second Lien Notes tendered. In addition, holders who provide consents by the consent expiration time on May 6, 2016 (which may be extended by the Company) will receive an additional $30 principal amount of the 1.5 lien term loan for each $1,000 principal amount of Senior Second Lien Notes. The Exchange Offer and Consent Solicitation will be made upon the terms and subject to the conditions set forth in the offering memorandum for the Exchange Offer and Consent Solicitation statement and related consent and letter of transmittal. The Exchange Offer and Consent Solicitation will be subject to certain conditions, including there being tendered at least 70% of the aggregate principal amount of the Senior Second Lien Notes. The Exchange Offer will expire on or around May 20, 2016, unless extended by the Company.

Concurrently with the commencement of the Exchange Offer, the Company plans to enter into a recapitalization support agreement with holders of more than 75% in aggregate principal amount of the Senior Second Lien Notes, which agreement sets forth the obligations and commitments of the parties with respect to the proposed restructuring of the Company.

Amendment No. 7 to the Senior Revolving Credit Facility

On April 5, 2016, the Company entered into Amendment No. 7 which, among other things, (i) decreased the maximum commitment amount of the revolving credit facility from $245 million to $140 million, (ii) extended the term of the senior revolving credit facility to April 29, 2016, and (iii) set certain progress requirements related to the refinancing of the senior revolving credit facility. On April 20, 2016, the administrative agent for the senior revolving credit facility notified the Company of the occurrence of an event of default related to the Company’s failure to deliver a loan commitment to the administrative agent by April 18, 2016 for a refinancing in full of all obligations under the senior revolving credit facility. The administrative agent also reserved the rights of the administrative agent and lenders under the senior revolving credit facility.

The Company continues to work towards a proposed restructuring of its capital structure as outlined above, which could result in the full refinancing of the Company’s senior revolving credit facility and retirement of a substantial portion of the Senior Second Lien Notes. Management has assessed the financial impacts of the proposed restructuring, including changes in commitment levels and covenants, and currently believes that if the Exchange Offer and the New Financing Facility are consummated, the proposed restructuring would provide the Company with adequate liquidity and capital to execute its business plan for the foreseeable future. However, no assurance can be made that the Company will be successful in implementing the proposed restructuring.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (the principal executive officer) and our Chief Financial Officer (the principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework issued in 2013. Based on management's assessment and those criteria, management concluded that as of December 31, 2015, the Company's internal control over financial reporting is effective.

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Effective as of April 1, 2016, J.B. Richardson, Jr. has been appointed to the office of Senior Vice President and Chief Operating Officer of CA Holding, Inc., SquareTwo Financial Corporation and its subsidiaries. Mr. Richardson has been employed by SquareTwo Financial Corporation since August 2010 in a variety of capacities most recently as Senior Vice President of Operations. Prior to joining SquareTwo, Mr. Richardson was employed by KRG as an Associate from 2007 to 2009. From 2004 to 2007, Mr. Richardson was an Analyst at Wachovia Capital Markets, LLC, the investment banking subsidiary of Wachovia Corporation. Mr. Richardson earned his Bachelor of Arts in Economics and Commerce from Hampden-Sydney College.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding as amended, the stockholders of CA Holding that are party thereto and that collectively control a majority of the voting stock of CA Holding have agreed to vote such shares and to take all other action necessary to cause the CA Board to be comprised of no more than nine members, and to elect to the CA Board a maximum of five directors designated by affiliates of KRG Capital Management, L.P. ("KRG"), and as long as he holds at least 5% of the outstanding common stock of CA Holding, P. Scott Lowery and an additional member of the CA Board designated by Mr. Lowery. KRG has currently elected three members of the current Board of Directors of CA Holding. The remaining members of the CA Board will be selected by the CA Board. CA Holding, through its control of 100% of our outstanding voting stock, is able to elect all of our directors. It has been our past practice that our Board of Directors has the same composition as the CA Board; however, there is no contractual requirement that it do so.

Current Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and executive officers as of April 25, 2016:

Name	Age	Position
Paul A. Larkins	55	President, Chief Executive Officer and Director
P. Scott Lowery	57	Special Senior Advisor to the President and Chief Executive Officer and Director
John D. Lowe	39	Senior Vice President and Chief Financial Officer
Brian W. Tuite	46	Executive Vice President and Chief Business Development Officer
J.B. Richardson, Jr.	33	Senior Vice President and Chief Operating Officer
William A. Weeks	43	Senior Vice President and Chief Information Officer
Bethany S. Parker	35	Senior Vice President of Customer Experience Office
Kristin A. Dickey	46	Senior Vice President of Human Resources and Organizational Development
Mark D. Erickson	50	Senior Vice President of Commercial Business
Alan Singer	63	General Counsel and Secretary
Christopher J. Lane	54	Chairman of the Board of Directors
Bennett R. Thompson	37	Director
Kimberly S. Patmore	59	Director
Thomas W. Bunn	62	Director
Thomas R. Sandler	69	Director

All of our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified, unless his office is earlier vacated in accordance with the Bylaws of the Company, or with the applicable provisions of the General Corporation Law of the State of Delaware. Messrs. Lane, Thompson, and Sandler were appointed by KRG and Mr. Larkins was appointed by Mr. Lowery pursuant to the Third Amended and Restated Stockholders Agreement of CA Holding.

Our officers are appointed by the Board of Directors and hold office until the expiration of their employment agreement, if such officer has entered into an employment agreement with the Company, or their earlier death, retirement, resignation or removal.

Employment Agreement with Paul A. Larkins. Effective as of April 1, 2013, SquareTwo and Paul A. Larkins entered into an Executive Employment Agreement pursuant to which Mr. Larkins agreed to serve as the President and Chief Executive Officer ("CEO") of SquareTwo Financial Corporation. The Executive Employment Agreement has a term of three years together with a series of automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Larkins for cause in certain circumstances. Amendment No. 1 to the Executive Employment Agreement effective as of March 1, 2015, provides for a base salary of $700,000. The Executive Employment

Agreement also provides for an incentive compensation bonus in an amount with a targeted bonus of 100% if certain projected Adjusted EBITDA milestones are met, and/or other tangible financial metrics and management bonus objectives to be established periodically by the Compensation Committee are met.

The Executive Employment Agreement requires Mr. Larkins to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a non-compete and non-solicitation agreement, which expires one year following Mr. Larkins' termination as an employee. The Executive Employment Agreement contains certain severance provisions which are described in the “Compensation Discussion and Analysis” section under the heading “Severance and Change in Control Agreements”.

Employment Agreement with P. Scott Lowery. SquareTwo employs P. Scott Lowery as its Special Senior Advisor to the President and CEO pursuant to an Executive Employment Agreement dated August 5, 2005. The Executive Employment Agreement provided for an initial three-year term with automatic one year extensions subject to the right of either party to deliver written notice of its intent to not renew at least thirty (30) days prior to the expiration of the term of employment. Pursuant to the Executive Employment Agreement, SquareTwo may discharge Mr. Lowery for cause in certain circumstances. The Executive Employment Agreement provides Mr. Lowery with an annual base salary of $350,000, a discretionary bonus, benefits that are generally available to our other executive officers, and certain severance benefits if Mr. Lowery terminates his employment for good reason or if SquareTwo terminates his employment without cause. For a summary of Mr. Lowery's compensation and severance rights, refer to the “Compensation Discussion and Analysis” section under the heading “Severance and Change in Control Agreements”.

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

The Executive Employment Agreement requires Mr. Lowe to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a non-compete and non-solicitation agreement, which expires one year following Mr. Lowe's termination as an employee. The Executive Employment Agreement contains certain severance provisions which are described in the “Compensation Discussion and Analysis” section under the heading “Severance and Change in Control Agreements”.

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

The Executive Employment Agreement requires Mr. Tuite to, with certain minor exceptions, devote his full time to the Company. In addition, the Executive Employment Agreement provides for a confidentiality agreement and a non-compete and non-solicitation agreement, which expires one year following Mr. Tuite's termination as an employee. The Executive Employment Agreement contains certain severance provisions which are described in the “Compensation Discussion and Analysis” section under the heading “Severance and Change in Control Agreements”.

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

P. Scott Lowery, one of our co-founders, has served as the Special Senior Advisor to the President and CEO since April 1, 2013. Prior to this, Mr. Lowery served as the Chairman of our Board of Directors from our founding in 1994 until April 1, 2013. From 1994 through December 2009, Mr. Lowery was our Chief Executive Officer. He also served as our President from November 2002 until April 2009. Mr. Lowery also owns one of our branch offices. Mr. Lowery received his Bachelor of Science Degree in Business Administration from the University of Denver and his Juris Doctorate from the University of Denver College of Law. The Board of Directors determined that Mr. Lowery should serve as a director due to his experience as a co-founder of the Company and CEO during its formative stages, his extensive experience in the accounts receivable management industry and his alignment with the shareholders through his extensive shareholdings.

John D. Lowe has been our Senior Vice President and Chief Financial Officer since August 2014. Mr. Lowe has been employed by SquareTwo since August 2009 in a variety of capacities, including as Treasurer and Vice President of Finance and External Reporting from July 2010 until August 2014. Prior to joining SquareTwo, Mr. Lowe served as Director of Technical Accounting for Archstone from January 2008 until August 2009. From October 2002 to December 2007, Mr. Lowe was employed by Deloitte & Touche in varying capital markets and audit roles. Mr. Lowe is a CPA and graduated from Virginia Polytechnical Institute and University with a Bachelor of Science in Accounting and Finance.

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

J.B. Richardson, Jr. has been our Senior Vice President and Chief Operating Officer since April 2016. Mr. Richardson has been employed by SquareTwo since August 2010 in a variety of capacities, including most recently as Senior Vice President of Operations. Prior to joining us, Mr. Richardson was employed by KRG as an Associate from 2007 to 2009. From 2004 to 2007, Mr. Richardson was an Analyst at Wachovia Capital Markets, LLC, the investment banking subsidiary of Wachovia Corporation. Mr. Richardson earned his Bachelor of Arts in Economics and Commerce from Hampden-Sydney College.

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

Mark D. Erickson has been our Senior Vice President of Commercial Business since November 2010. Prior to joining us, Mr. Erickson held multiple executive level positions from 1994 to 2009 with Key Equipment Finance, Inc., a unit of KeyCorp, engaged in small and mid-ticket commercial equipment finance and leasing. His roles included management positions in credit underwriting, lease syndications, asset management, and sales and marketing. Mr. Erickson holds a Bachelor of Arts from the University of Denver, and a Master of Business Administration from Washington University.

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

Bennett R. Thompson has been one of our directors since August 2012. Since May 2007, Mr. Thompson has been employed at KRG, most recently serving as a Managing Director. Mr. Thompson graduated from Washington and Lee University with a B.A. in Economics. The Board of Directors determined that Mr. Thompson should serve as a director due to his knowledge of complex strategic and financial transactions.

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

Thomas W. Bunn has been a director since November 2010. Mr. Bunn was employed by KeyCorp from 2002 until 2008, serving as the President of Key Corporate and Investment Banking from 2002-2005 and serving as the Vice Chairman of KeyCorp and President of Key National Banking from 2005 to 2008. Prior to his tenure with KeyCorp, Mr. Bunn was employed by Bank of America from 1977 to 2000 in a number of management positions including Managing Director of Syndications and Leveraged Finance, Managing Director and Head of Global Debt Capital Markets and Managing Director and Head of Leveraged Finance and EMEA. Mr. Bunn graduated from Wake Forest University with a Bachelor of Science in Business Administration and from the University of North Carolina at Chapel Hill with a Master of Business Administration. Mr. Bunn is currently a member of the Wake Forest University Board of Trustees. The Board of Directors determined that Mr. Bunn should serve as a director due to his strong executive business experience, demonstrated capability for strategic thought and his expertise in corporate finance.

Thomas R. Sandler has been a director since December 2010. Mr. Sandler was the President of Thule Organization Solutions, Inc., a leading consumer product provider, from May 2004 until July 2009. Prior to that he was employed by Samsonite Corporation, where from May 1995 until February 1998 he was Worldwide Chief Financial Officer and from February 1998 until May 2004 he was the President of the Americas. Mr. Sandler graduated from Ithaca College with a Bachelor of Science Degree in Accounting and from State University of New York—Binghamton with a Master of Science Degree, Accounting with a Finance Emphasis. Mr. Sandler is a Certified Public Accountant. The Board of Directors determined that Mr. Sandler should serve as a director due to his many years of senior business management experience, dedication to assisting organizations achieve significant growth goals and his strong financial management experience.

Audit and Governance Committee

The Board of Directors' standing Audit Committee was renamed as the Audit and Governance Committee in 2015. The Audit and Governance Committee of our Board of Directors is comprised of Kimberly S. Patmore, Thomas R. Sandler and Bennett R. Thompson, all of whom are independent under the NASDAQ listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Board of Directors has determined that each member of the Audit and Governance Committee is an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K. The Audit and Governance Committee Charter is available on the Company's website at www.squaretwofinancial.com. Information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

The Audit and Governance Committee held four meetings during 2015 and met informally between meetings. Audit and Governance Committee meetings are typically held in conjunction with scheduled meetings of the Board of Directors; however, the Audit and Governance Committee also holds meetings between meetings of the Board of Directors as needed. The Audit and Governance Committee holds executive sessions, which may include the Ernst & Young audit team.

The Audit and Governance Committee is primarily concerned with the integrity of the Company's consolidated financial statements, the effectiveness of the Company's internal control over financial reporting, the Company's compliance with legal and regulatory requirements, the independence, qualifications and performance of the independent auditors and the objectivity and performance of the Company's internal audit function. The Audit and Governance Committee is not responsible for the planning or conduct of the audits, or the determination that the Company's consolidated financial statements are complete and accurate and in accordance with GAAP.

The Audit and Governance Committee reviews and takes appropriate action with respect to the Company's annual and quarterly consolidated financial statements, the internal audit program, the confidential hot line and related ethics program and disclosures made with respect to the Company's internal controls. To facilitate its risk oversight functions, the Committee has regular interaction and briefings from the Company's office of General Counsel relating to significant litigation and the regulatory environment. The Committee also regularly consults with the Vice President - Internal Audit regarding audits conducted by the internal audit team on corporate and branch office processes and compliance matters with Section 404 of the Sarbanes Oxley Act of 2002.

The Audit and Governance Committee adopted its charter in August 2010 and last amended it on February 26, 2015. As described in the charter, the Audit and Governance Committee's primary duties and responsibilities include:

•	Oversee the accounting and financial reporting processes of the Company and the audits of the Company's consolidated financial statements;

•
Assist the Board of Directors in overseeing: (A) the quality and integrity of the Company's consolidated financial statements; (B) the Company's compliance with legal and regulatory requirements; (C) the independent Auditors qualifications and independence; (D) the performance of the Company's internal audit function and independent auditors; and (E) the effectiveness of the Company's internal controls; and

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

The purpose of this compensation discussion and analysis ("CD&A") is to provide information about each material element of compensation earned by our "Named Executive Officers" during our 2015 fiscal year. The following discussion and analysis should be read in conjunction with the "2015 Summary Compensation Table" and related tables and narrative that are presented herein.

For our 2015 fiscal year, our Named Executive Officers were:

• Paul A. Larkins, who is our President and Chief Executive Officer.

• P. Scott Lowery, who is our Special Senior Advisor to the President and Chief Executive Officer.

• John D. Lowe, who is our Chief Financial Officer.

• Brian W. Tuite, who is our Chief Business Development Officer.

• J.B. Richardson, Jr., who is our Senior Vice President and Chief Operating Officer.

This CD&A addresses and provides the context behind the numerical and related information contained in the "2015 Summary Compensation Table" and related tables and includes actions regarding executive compensation that occurred after the end of our 2015 fiscal year, including the award of bonuses related to 2015 performance, the establishment of salaries, and the adoption of any new, or the modification of any existing, compensation programs.

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

Outside Consultants. Our Compensation Committee has the authority, in the exercise of its sole discretion, and at our expense, to hire outside advisors and consultants to assist it with developing appropriate compensation plans and policies. If the Compensation Committee determines that the existing compensation plans and policies are inappropriate to meet the above described goals, the Compensation Committee may decide to retain outside consultants to assist with the discharge of its duties. In setting compensation packages, the Compensation Committee compares Company compensation with publicly traded companies in our industry and other similarly sized companies. These publicly traded companies are Portfolio Recovery Associates (NASDAQ: PRAA) and Encore Capital Group (NASDAQ: ECPG).

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

With respect to its periodic review of salaries for our Named Executive Officers and other executive officers for 2015, the Compensation Committee considered data provided by our management which included an assessment of corporate performance, as well as individual performance of each executive. In 2015, the Compensation Committee maintained the 2014 salaries for each of the Named Executive Officers with the exception of Mr. Larkins and Mr. Richardson. Based on Mr. Larkins' performance and the Compensation Committee's view of current market rates, his annual salary was increased from $650,000 to $700,000 during 2015. Based on Mr. Richardson's performance and the Compensation Committee's view of current market rates, his annual salary was increased from $265,000 to $300,000 during 2015. The salaries for the Named Executive Officers are believed to be an appropriate reflection of our compensation philosophy which seeks to find an appropriate balance between "pay at risk" and market competitiveness.

We disclose the base salary earned in 2015 by our Named Executive Officers in the "Salary" column of the "2015 Summary Compensation Table."

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

The bonus is calculated based on a percentage of the Named Executive Officers salary. The following table describes the minimum and target percentages which the executives may receive:

Executive	Minimum	Target
Paul A. Larkins	0%	100%
P. Scott Lowery	0%	100%
John D. Lowe	0%	100%
Brian W. Tuite	0%	100%
J.B. Richardson, Jr.	0%	50%

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

For 2015, the Compensation Committee established goals and parameters for the annual cash incentive program based on corporate financial and strategic objectives reflected in our 2015 operating plan approved by the Board of Directors, as well as a stated bonus target for each individual. The initial goal for Adjusted EBITDA was $177.3 million for 2015. In 2015, the Company earned $166.0 million in Adjusted EBITDA which was approximately 93.6% of the target. Based on this performance, together with the Company's performance in achieving its strategic and tactical initiatives, the Compensation Committee agreed to fund the management bonus pool in an amount equal to 90.6% of the targeted bonus for the management discretionary bonus pool. For an explanation of the Adjusted EBITDA metric, refer to the "Adjusted EBITDA" heading in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

Based on the Compensation Committee's corporate, departmental and individual performance for 2015, actual bonus payouts for our Named Executive Officers, paid in March 2016 and reported in the "2015 Summary Compensation Table" below, were $775,000 for Mr. Larkins which represented 111% of his base salary, $100,000 for Mr. Lowery which represented 29% of his base salary, $330,000 for Mr. Lowe which represented 94% of his base salary, $240,000 for Mr. Tuite which represented 80% of his base salary, and $170,000 for Mr. Richardson which represented 57% of his base salary.

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

Mr. Larkins' employment agreement dated April 1, 2013 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Larkins' employment is terminated without Cause or he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for twelve months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in an amount equal to the bonus that would have been paid by us for the then current twelve month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365. The terms of the agreement also provide that if Mr. Larkins is eligible under and elects to continue his medical and dental coverage under COBRA, we will continue to pay his COBRA for a twelve month period, unless Mr. Larkins earlier becomes eligible to receive health care pursuant to a subsequent employer's group healthcare plan. The agreement contains a one year non-compete and non-solicitation provision.

Mr. Lowery's employment agreement dated August 5, 2005 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Lowery's employment is terminated without Cause or if he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the term of the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for twelve months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in the amount equal to the bonus which would have been paid by us if our Adjusted EBITDA continued at the same rate per month as experienced from the beginning of the current period through the date of termination multiplied by a fraction equal to the number of calendar days in the then current bonus period that have elapsed in such period as of the termination divided by 365. The terms of the agreement include a provision to provide Mr. Lowery with medical, dental, life and disability benefits until the later to occur of one year following termination or the expiration of the non-compete and non-solicitation provision. The agreement contains a one year non-compete and non-solicitation provision.

Mr. Lowe's employment agreement dated August 1, 2014 provides for certain severance arrangements including in situations involving a change in control of the Company or CA Holding. Pursuant to the terms of the agreement, if Mr. Lowe's employment is terminated without Cause or he terminates the agreement for Good Reason (as such terms are defined in the agreement) at any time during the agreement, upon execution and delivery of a release and waiver of claims, he is entitled to continuation of his then-current salary for twelve months immediately following his date of termination. In addition, if he is terminated without Cause or resigns for Good Reason, he will receive a bonus payment in an amount equal to the bonus that would have been paid by us for the then current twelve month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365. The terms of the agreement also provide that if Mr. Lowe is eligible under and elects to continue his medical and dental coverage under COBRA, we will continue to pay his COBRA for a twelve month period, unless Mr. Lowe earlier becomes eligible to receive health care pursuant to a subsequent employer's group healthcare plan. The agreement contains a one year non-compete and non-solicitation provision.

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

Other Benefits and Programs. For Messrs. Larkins and Lowery, the Company has provided health insurance without these individuals making an employee contribution for the insurance. Under the terms of this arrangement, these individuals are provided family coverage at the lowest level of coverage provided for any of our employees. On any enhanced coverage, these individuals will pay the differential employee contribution.

For all employees of the Company, the Company pays for life insurance in an amount equal to one times the annual salary of the employee not to exceed $150,000. For the Named Executive Officers and certain other executive officers, the Company pays for life insurance with a benefit in an amount equal to the lesser of (i) the annual salary of the executive officer or (ii) $250,000.

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

As with all other employees of the Company, the Named Executive Officers may participate in the SquareTwo Financial 401(k) Plan. Under the terms of the 401(k) Plan, the Company will contribute to the 401(k) Plan in an amount based upon the contributions of the employee. Pursuant to the 401(k) Plan, the Company matches on a dollar for dollar basis, employee contributions in an amount up to 3% of the employee's gross wages excluding bonuses, subject to the annual compensation IRS Code limitation of $265,000 in 2015. For the next 2% that the employee contributes to the 401(k) Plan, the Company matches 50% of the employee contribution.

In 2015, the Company contributed $10,600 to match Mr. Larkins' contributions to the 401(k) Plan; $10,600 to match Mr. Lowery's contributions to the 401(k) Plan; $10,600 to match Mr. Lowe's contributions to the 401(k) Plan; $10,400 to match Mr. Tuite's contributions to the 401(k) Plan and $10,600 to match Mr. Richardson's contributions to the 401(k) Plan.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned by, or paid to, each of our Named Executive Officers for services provided to us and our subsidiaries for the years ended December 31, 2015, 2014, and 2013:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	All Other Compensation(2)	Total
Paul A. Larkins,	2015	$690,385	$775,000	$—	$—	$27,940	$1,493,325
President and Chief Executive Officer	2014	675,000	750,000	—	—	26,545	1,451,545
	2013	609,615	500,000	—	—	29,928	1,139,543

P. Scott Lowery,	2015	350,010	100,000	—	—	66,215	516,225
Co-Founder and Special Senior Advisor to the President and Chief Executive Officer	2014	363,462	200,000	—	—	83,486	646,948
	2013	350,000	150,000	—	—	100,196	600,196

John D. Lowe,	2015	350,010	330,000	—	—	10,708	690,718
Senior Vice President and Chief Financial Officer	2014	246,577	275,000	—	—	8,390	529,967

Brian W. Tuite,	2015	299,990	240,000	—	—	10,684	550,674
Executive Vice President and Chief Business Development Officer	2014	311,539	250,000	—	—	19,302	580,841
	2013	286,539	165,000	—	—	19,030	470,569

J.B. Richardson, Jr.	2015	294,605	170,000	—	—	10,708	475,313
Senior Vice President and Chief Operating Officer	2014	253,269	185,000	—	—	3,699	441,968
	2013	229,616	85,000	—	—	3,834	318,450
(1)     Amount represents the grant date fair value of option awards. Refer to Note 2 to the consolidated financial statements for discussion of valuation methodology and assumptions.

(2)     Amounts set forth in the All Other Compensation column consist of the following:

	Perquisites				Total Perquisites & Other Compensation
Name	Company Airplane(1)	All Other Perquisites(2)	Total Perquisites	401k Match
Paul A. Larkins	$9,244	$8,096	$17,340	$10,600	$27,940
P. Scott Lowery	22,047	33,568	55,615	10,600	66,215
John D. Lowe	—	108	108	10,600	10,708
Brian W. Tuite	—	284	284	10,400	10,684
J.B. Richardson, Jr.	—	108	108	10,600	10,708
(1)     The cost to the Company for use of the Company plane for personal travel for Messrs. Larkins and Lowery.

(2)     For 2015, All Other Perquisites primarily include cost of insurance benefits not offered to other employees for Messrs. Larkins and Lowery. None of these perquisites by type are greater than $25,000 for any Named Executive Officer.

The Compensation Committee provided a bonus of $775,000 to Mr. Larkins based upon his significant leadership of the Company and his substantial progress toward achieving corporate and individual objectives across a number of strategic areas.

In setting the bonus for Mr. Lowery, the Compensation Committee determined that a bonus of $100,000 would establish a total compensation level commensurate with the significant value which he provides to the Company through his deep knowledge of the industry and his substantial interactions with the branch offices.

The Compensation Committee provided a bonus of $330,000 to Mr. Lowe based upon corporate performance and his progress toward departmental and individual objectives.

The Compensation Committee provided a bonus of $240,000 to Mr. Tuite based upon corporate performance and his progress toward achieving departmental and individual objectives, including his continued development of additional client relationships.
The Compensation Committee provided a bonus of $170,000 to Mr. Richardson based upon corporate performance and his progress toward achieving departmental and individual objectives.
2015 Grants of Plan-Based Awards
There were no grants of plan-based awards to our Named Executive Officers or purchases of stock under the terms of the Equity Plan by our Named Executive Officers during the year ended December 31, 2015.

Option Exercises and Stock Vested

During the year ended December 31, 2015 there were no exercises of common stock options by our Named Executive Officers. The Named Executive Officer option award that vested during 2015 was 200 common stock options to Mr. Lowe.

As previously mentioned, the B-1 and B-2 Contingent Convertible Preferred shares purchased by certain executives are subject to a three and five year repurchase period, respectively, from the date of purchase. The following table sets forth summary information relating to the lapsing of the Company's repurchase right relating to the B-1 and B-2 Contingent Convertible Preferred shares as of December 31, 2015:

	Repurchase Lapsed	Subject to Repurchase	Repurchase Lapsed	Subject to Repurchase
Name	B-1 Preferred	B-1 Preferred	B-2 Preferred	B-2 Preferred
Paul A. Larkins(1)	—	—	72,500	7,500
P. Scott Lowery	106,224	—	25,000	2,500
Brian W. Tuite	—	—	14,100	400
J.B. Richardson, Jr.	—	—	3,200	300
(1)    Subsequent to his purchase of stock, in a series of permitted transactions, Mr. Larkins made gifts of 30,200 shares of the B-2 stock to various family trusts and a limited partnership.

2015 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning option awards to purchase shares of common stock of CA Holding that were outstanding (vested or unvested) as of December 31, 2015 with respect to the Named Executive Officers. Vesting of each award accelerates upon death, disability or a change of control:

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John D. Lowe	1,000	—	$20.00	12/28/2020
Brian W. Tuite	1,250	—	$20.00	9/18/2019
(1)     Refer to Note 2 to the consolidated financial statements for further discussion of option awards and vesting period.

Potential Payments upon a Termination or Change of Control

The following table sets forth the possible compensation for our Named Executive Officers in certain instances of a termination without cause, including in situations involving a change in control:

Name	Severance Salary Payments (1)	Severance Bonus Payments (1)(2)	COBRA or Individual Insurance Premiums(1)	Total
Paul A. Larkins	$700,000	$700,000	$17,290	$1,417,290
P. Scott Lowery	350,000	350,000	24,914	724,914
John D. Lowe	350,000	350,000	21,786	721,786
Brian W. Tuite	150,000	300,000	12,141	462,141
(1)    Severance salary payments, severance bonus payments, and COBRA or individual insurance premiums are calculated based upon each Named Executive Officer's salary and benefits in effect as of December 31, 2015. Refer to the Severance and Change in Control Agreements section herein for discussion of severance arrangements for Named Executive Officers.

(2)    The stated severance bonus payment amounts are based on the Company achieving 100% of the Adjusted EBITDA target and assume a full year of service. The plan is a performance-based incentive plan and therefore the payment amount at the time of separation could be higher or lower than the amounts noted above. Per the executive employment agreements, the amount paid out would be equal to the bonus that would have been paid for the then current twelve month bonus period multiplied by the number of days that have elapsed in such period as of the termination divided by 365.

2015 Director Compensation

Compensation Arrangements with Directors

The Board of Directors has established the following compensation arrangements for our independent directors who are neither employed by the Company nor affiliated with KRG:

• An annual retainer of $50,000 for service on the Board of Directors and attendance at meetings of the Board of Directors or any committees of the Board of Directors;

• An annual retainer of $50,000 for service as the Chairperson of the Audit and Governance Committee of the Company;

• An annual payment of $10,000 per committee for service as a member of the Audit and Governance Committee or Compensation Committee;

• An initial grant of an unvested option to purchase 1,000 shares of CA Holding, Inc. common stock at an exercise price determined by the Board of Directors;

• An initial grant of an unvested option to purchase 1,000 shares of CA Holding, Inc. common stock at an exercise price determined by the Board of Directors for service as chairperson of the Audit and Governance Committee;

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

All stock options granted or required to be granted to directors will have a one to three year vesting period. The options will expire upon the earlier to occur of a date which is ten years from the date of granting or sixty days from the date that the director leaves the Company's Board of Directors. For all options granted to directors in 2015 and 2014, the exercise price is $20.00 per share. Through the significant equity component of the directors' compensation, the Company believes that it has properly aligned the interests of the independent director with the long term goals of the shareholders of the Company.

Directors who are Company employees or who are employed by KRG receive no incremental compensation for their membership on the Board of Directors.

The following table sets forth the compensation received by our non-employee directors or their designees for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash		Option Awards(1)(2)	Total
Kimberly S. Patmore	$100,000		$5,434	$105,434
Thomas W. Bunn	60,000	(3)	5,451	65,451
Thomas R. Sandler	60,000		5,404	65,404
(1)    Represents the total fair value of the option awards at the time of issuance. Our methodology for estimating share-based compensation cost is disclosed in Note 2 of the consolidated financial statements.

(2)    As of December 31, 2015, Ms. Patmore, Mr. Bunn and Mr. Sandler had outstanding option awards to purchase common stock of CA Holding of 4,500, 3,500, and 3,500, respectively.

(3)    Paid to Foundation for the Carolinas.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended December 31, 2015 were directors Christopher J. Lane, Bennett R. Thompson, and Thomas W. Bunn. None of these individuals has been an officer or employee of the Company during the most recent completed fiscal year and no executive officer of the Company served on the compensation committee (or equivalent committee) or board of any company that employed any member of our Compensation Committee or our Board of Directors.

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
Christopher J. Lane
Bennett R. Thompson
Thomas W. Bunn

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

CA Holding, our sole stockholder, promulgated the Equity Plan which was amended and restated on November 21, 2006 and was further amended pursuant to a First Amendment to Amended and Restated 2005 Equity Incentive Plan. The following table contains certain information regarding options and warrants under the Equity Plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2) (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	40,597	$31.72	113,993
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	40,597	$31.72	113,993
(1)    This balance is comprised of 40,597 outstanding options to purchase Common Non-Voting stock.

(2)    This balance is comprised of 77,760 shares of Common Non-Voting stock and 36,233 shares of Series A-2 Non-Convertible Preferred Stock.

Beneficial Ownership

The following table sets forth as of April 25, 2016, the beneficial ownership of voting common stock of SquareTwo and its subsidiaries:

Name and Address	Voting Common Stock Beneficially Owned	Percentage of Voting Common Stock
CA Holding, Inc.
4340 South Monaco Street, Second Floor
Denver, CO 80237	1,000	100.00%

The following tables contain information regarding the shares of common stock, nonconvertible preferred stock, and contingent convertible preferred stock of Parent as of April 25, 2016 held by (i) each director and director nominee; (ii) each Named Executive Officer; and (iii) all directors and executive officers as a group.

Common Stock:

Name	Voting Common Stock Beneficially Owned		Percentage of Voting Common Stock	Non-Voting Common Stock Beneficially Owned(3)	Percentage of Non-Voting Common Stock(3)
Paul A. Larkins
P. Scott Lowery	605,000	(1)	35.76%	1,035	2.49%
John D. Lowe				1,000	2.35%
Brian W. Tuite				1,250	2.91%
J.B. Richardson, Jr.
Christopher J. Lane(2)	991,000		58.58%
Bennett R. Thompson
Kimberly S. Patmore				4,000	8.76%
Thomas W. Bunn				3,000	6.72%
Thomas R. Sandler				3,000	6.72%
All Executive Officers & Directors as a Group	1,596,000		94.34%	19,013	32.84%
(1)    P. Scott Lowery's voting common shares are held (1) 396,514 by Mr. Lowery, (2) 19,012 by his spouse, Texie Robins Lowery, (3) 28,517 by the Lowery Family Trust of which Ms. Lowery is the trustee, (4) 2,728 by a Grantor Retained Annuity Trust of which Mr. Lowery is the trustee, (5) 28,517 by the Lowery Dynasty Trust of which Mr. Lowery is the trustee and (6) 129,712 held by the Scott Lowery Family Limited Partnership, R.L.L.L.P.

(2)    Mr. Lane is deemed to beneficially own the 400,000 shares held by KRG plus the 591,000 shares that are effectively controlled by KRG pursuant to the Voting Trust Agreement discussed in "Certain Relationships and Related Transactions, and Director Independence". Mr. Lane serves as a Managing Director of KRG and has shared voting and investment power with respect to the shares held by KRG. Mr. Lane disclaims beneficial ownership of these shares except to the extent of their pecuniary interest therein.
(3)    The numbers and percentages shown include the shares of non-voting common stock owned as of April 25, 2016, as well as the shares of our non-voting common stock that the person or group had the right to acquire within 60 days of such date upon the exercise of options. In calculating the percentage of ownership, shares of non-voting common stock that the identified person or group had the right to acquire within 60 days of April 25, 2016 are deemed to be outstanding for the purpose of computing the percentage of the shares of non-voting common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of non-voting common stock owned by any other person. The non-voting common stock beneficially owned includes the following number of options for non-voting common stock: for Mr. Lowe, 1,000; for Mr. Tuite, 1,250; for Ms. Patmore, 4,000; for Mr. Bunn, 3,000; for Mr. Sandler, 3,000 and for all executive officers and directors as a group, 19,013.

Nonconvertible Preferred Stock:

Name	Series PL	Percentage of Series PL	Series A	Percentage of Series A	Series AA	Percentage of Series AA	Series A-1	Percentage of Series A-1	Series A-2		Percentage of Series A-2
Paul A. Larkins	250	100.00%
P. Scott Lowery			10,000	2.03%					551,035	(1)	82.83%
John D. Lowe
Brian W. Tuite
J.B. Richardson, Jr.
Christopher J. Lane(2)			481,939	97.95%	138,172	94.18%	991,000	99.84%
Bennett R. Thompson
Kimberly S. Patmore
Thomas W. Bunn
Thomas R. Sandler
All Executive Officers & Directors as a Group	250	100.00%	491,939	99.98%	138,172	94.18%	991,000	99.84%	551,035		82.83%
(1)    P. Scott Lowery's Series A-2 nonconvertible preferred shares are held (1) 361,575 by Mr. Lowery; (2) 17,283 by Mr. Lowery's spouse, Texie Robins Lowery, (3) 25,925 by the Lowery Family Trust of which Ms. Lowery is the trustee, (4) 2,407 by a Grantor Retained Annuity Trust of which Mr. Lowery is the trustee, (5) 25,925 by the Lowery Dynasty Trust of which Mr. Lowery is the trustee and (6) 117,920 held by Scott Lowery Family Limited Partnership, R.L.L.L.P.

(2)    Shares of Series A (295,000), Series AA (68,686), and Series A-1 (400,000) nonconvertible preferred stock beneficially owned by Mr. Lane are shares held in trust by KRG. Additionally, shares of Series A (186,939), Series AA (69,486), and Series A-1 (591,000) are effectively controlled by KRG pursuant to the Voting Trust Agreement discussed in "Certain Relationships and Related Transactions, and Director Independence". Mr. Lane serves as a Managing Director of KRG and has shared voting and investment power with respect to the shares held by KRG. Mr. Lane disclaims beneficial ownership of these shares except to the extent of their pecuniary interest therein.

Contingent Preferred Stock:

Name	Series B-1	Percentage of Series B-1	Series B-2	Percentage of Series B-2	Series C-1	Percentage of Series C-1
Paul A. Larkins(1)			80,000	40.31%
P. Scott Lowery	106,224	30.49%	27,500	13.86%
John D. Lowe
Brian W. Tuite			14,500	7.31%
J.B. Richardson, Jr.			3,500	1.76%
Christopher J. Lane
Bennett R. Thompson
Kimberly S. Patmore			1,000	0.50%
Thomas W. Bunn			1,000	0.50%
Thomas R. Sandler			1,000	0.50%
All Executive Officers & Directors as a Group	106,224	30.49%	148,050	74.59%
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

Certain Relationships and Related Transactions

Relationships with KRG

As of December 31, 2015, a series of entities affiliated with KRG owned approximately 23.6% of the outstanding voting stock of CA Holding and CA Holding owned 100% of our issued and outstanding voting stock. KRG is a private equity firm that focuses on a broad range of investments and has extensive experience in equity investments, corporate financing activities and mergers and acquisitions. KRG effectively controls CA Holding pursuant to CA Holding's Third Amended and Restated Stockholders Agreement and a Voting Trust Agreement among an affiliate of KRG and certain other stockholders of CA Holding, pursuant to which KRG has the power to vote a majority of the outstanding voting stock of CA Holding. Representatives of KRG currently hold three of the seven positions on the CA Board. CA Holding, through its control of 100% of our outstanding voting stock, is able to elect all of our directors.

On August 5, 2005, SquareTwo entered into a Management Agreement with KRG and CA Holding, pursuant to which KRG provides transaction advisory, financial and management consulting services to CA Holding and its subsidiaries. For the services provided under the Management Agreement, KRG receives an annual fee of $500,000 and certain transaction fees for services rendered with respect to the consummation of acquisitions and business combinations by CA Holding or its subsidiaries or in the event of certain liquidity events, sale transactions or an initial public offering by CA Holding or its subsidiaries. KRG is also entitled to reimbursement for certain costs and expenses related to services it provides under the Management Agreement. During 2015, 2014, and 2013, the management fees earned by KRG were $500,000 for each year.

Messrs. Lane and Thompson are Managing Directors of KRG. As such, Messrs. Lane and Thompson have an indirect financial interest in fees paid to KRG.

Relationships with P. Scott Lowery and the Lowery Family

Equity Ownership. As of December 31, 2015, P. Scott Lowery, a co-founder and a member of our Board of Directors, owned approximately 35.8% of the outstanding voting common stock of CA Holding, either individually through a series of trusts, through his spouse, or through the Scott Lowery Family Limited Partnership. Pursuant to the terms of CA Holding's Third Amended and Restated Stockholders Agreement, Mr. Lowery has the right to be elected as one of the members of the CA Board so long as he holds at least five percent (5%) of the outstanding common stock of CA Holding. Refer to the "Directors, Executive Officers and Corporate Governance" section under the "Board of Directors" heading for further discussion of the composition of our Board of Directors.

Branch Office Ownership. Through the Law Offices of Scott Lowery, Mr. Lowery is the owner of one branch office. We paid purchased debt servicing fees, net of royalties, to these offices totaling $5.1 million, $9.6 million, and $13.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Promissory Notes. On September 13, 2001, Collect America, Ltd., n/k/a SquareTwo repurchased from Erma Lowery and Arthur Lowery, Mr. Lowery's mother and brother, respectively, all of their ownership interests in SquareTwo in exchange for promissory notes in the aggregate principal amount of $3.2 million. These promissory notes bear interest at 8.0% per annum, call for an aggregate monthly payment of less than $0.1 million, and matured on January 15, 2016, and will mature on August 15, 2021, respectively. In 2015, we paid an aggregate of $14,000 and $21,000 of interest and $297,000 and $34,000 of principal on these notes, respectively. The largest aggregate amount of principal outstanding in 2015 was $308,000 and $283,000, respectively, and the aggregate amount of principal outstanding at April 25, 2016 was zero due to the note maturity and $238,000, respectively.

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

Independence of Directors

The Board of Directors has determined that Ms. Patmore and Messrs. Bunn, Lane, Thompson, and Sandler, who constitute a majority of the Board of Directors, are independent under NASDAQ listing standards. The Board of Directors has determined that the directors designated as "independent" have no relationship with the Company which would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. During its independence review, the Board of Directors considered transactions and relationships between each director or any member of his/her immediate family and the Company and its subsidiaries and affiliates. Messrs. Lane, Thompson, and Sandler are designees of KRG which owns approximately 23.6% of the voting common stock of the CA Holding, Inc. The Board of Directors concluded this relationship with a stockholder of the Company in and of itself does not impair a director's independent judgment in connection with his duties and responsibilities as a director of the Company. The Board of Directors has determined that each member of the Board of Directors' Compensation and Audit and Governance Committees is independent based on the Board of Directors' applications of the standards of NASDAQ, the SEC and/or the Internal Revenue Service as appropriate for such committee membership.

Item 14. Principal Accounting Fees and Services.

Ernst & Young, LLP served as the Company's Independent Registered Accounting Firm with respect to the audits of the Company's consolidated financial statements as of and for the years ended December 31, 2015 and 2014. In connection with the preparation of its 2015 and 2014 corporate income tax returns, the Company retained Ernst & Young, LLP for those permitted non-audit services.

Audit and Non-Audit Fees

The following table presents the fees billed or expected to be billed by Ernst & Young, LLP for the audit of the Company's consolidated financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered during those periods. All the services performed by and fees paid to Ernst & Young, LLP were pre-approved by the Audit and Governance Committee:

	2015	2014
Audit fees(1)	$549,000	$408,000
Tax fees(2)	185,500	210,378
Other fees(3)	2,000	2,000
Total	$736,500	$620,378
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

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit and Governance Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services, services related to internal controls and other services. The independent auditors and the Company's Chief Financial Officer periodically report to the Audit and Governance Committee regarding the services provided by the independent auditor in accordance with this pre-approval. The Audit and Governance Committee pre-approved all of the services described above for the Company's 2015 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following consolidated financial statements of SquareTwo and its subsidiaries are filed as part of this Annual Report on Form 10-K under the heading "Financial Statements and Supplementary Data."

(b) Exhibits.

			Incorporated by Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
3.1.1	Amended and Restated Certificate of Incorporation of SquareTwo Financial Corporation		S-4	3.1.1	11/19/2010
3.1.2	Amended and Restated Bylaws of SquareTwo Financial Corporation		S-4	3.1.2	11/19/2010
3.2.1	Certificate of Incorporation of SquareTwo Financial Services Corporation, as amended.		S-4	3.2.1	11/19/2010
3.2.2	Bylaws of SquareTwo Financial Services Corporation.		S-4	3.2.2	11/19/2010
3.3.1	Articles of Organization of Autus, LLC.		S-4	3.3.1	11/19/2010
3.3.2	Operating Agreement of Autus, LLC, as amended.		S-4	3.3.2	11/19/2010
3.4.1	Articles of Organization of CACH of NJ, LLC.		S-4	3.4.1	11/19/2010
3.4.2	Operating Agreement of CACH of NJ, LLC, as amended.		S-4	3.4.2	11/19/2010
3.5.1	Articles of Organization of CACH, LLC.		S-4	3.5.1	11/19/2010
3.5.2	Operating Agreement of CACH, LLC, as amended.		S-4	3.5.2	11/19/2010
3.6.1	Articles of Organization of CACV of Colorado, LLC.		S-4	3.6.1	11/19/2010
3.6.2	Operating Agreement of CACV of Colorado, LLC, as amended.		S-4	3.6.2	11/19/2010
3.7.1	Articles of Organization of CACV of New Jersey, LLC.		S-4	3.7.1	11/19/2010
3.7.2	Operating Agreement of CACV of New Jersey, LLC, as amended.		S-4	3.7.2	11/19/2010

3.8.1	Articles of Organization of Candeo, LLC.	S-4	3.8.1	11/19/2010
3.8.2	Operating Agreement of Candeo, LLC, as amended.	S-4	3.8.2	11/19/2010
3.9.1	Articles of Organization of Collect America of Canada, LLC.	S-4	3.9.1	11/19/2010
3.9.2	Operating Agreement of Collect America of Canada, LLC, as amended.	S-4	3.9.2	11/19/2010
3.10.1	Articles of Organization of Healthcare Funding Solutions, LLC.	S-4	3.10.1	11/19/2010
3.10.2	Operating Agreement of Healthcare Funding Solutions, LLC, as amended.	S-4	3.10.2	11/19/2010
3.11.1	Articles of Organization of Orsa, LLC.	S-4	3.11.1	11/19/2010
3.11.2	Operating Agreement of Orsa, LLC, as amended.	S-4	3.11.2	11/19/2010
3.12.1	Articles of Incorporation of ReFinance America, LTD.	S-4	3.12.1	11/19/2010
3.12.2	Bylaws of ReFinance America, LTD.	S-4	3.12.2	11/19/2010
4.1	Indenture, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 11.625% Senior Second Lien Note due 2017.	S-4	4.1	11/19/2010
4.2	Registration Rights Agreement, dated April 7, 2010, by and among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC.	S-4	4.2	11/19/2010
4.3.1	11.625% Senior Second Lien Note due 2017 No. A-1 in aggregate principal amount of $288,560,000.	S-4	4.3.1	11/19/2010
4.3.2	11.625% Senior Second Lien Note due 2017 No. S-1 in aggregate principal amount of $1,440,000.	S-4	4.3.2	11/19/2010
10.1	Loan Agreement, dated as of April 7, 2010, between SquareTwo Financial Corporation, as US Borrower, Preferred Credit Resources Limited, as Canadian Borrower, the other persons party thereto that are designated as loan parties, GMAC Commercial Finance LLC, as Agent and Lender, and the other financial institution(s) listed on the signature pages thereof, as Lenders.	S-4	10.1	11/19/2010
10.2	Amendment No. 1 to Loan Agreement	8-K	10.01	5/17/2011
10.3	Consent and Amendment No. 2 to Loan Agreement	10-K	10.3	3/1/2013
10.4	Amendment No. 3 to Loan Agreement	8-K	10.01	5/1/2013
10.5	Amendment No. 4 to Loan Agreement	8-K	10.01	10/31/2013
10.6	Amendment No. 5 to Loan Agreement	8-K	10.01	5/21/2014
10.7	Amendment No. 6 to Loan Agreement	8-K	10.01	11/13/2014
10.8	Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the US loan parties signatory thereto, and GMAC Commercial Finance LLC, in its individual capacity and as administrative and collateral agent.	S-4	10.2	11/19/2010
10.9	Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and GMAC Commercial Finance LLC as agent.	S-4	10.3	11/19/2010

10.10	Second Lien Pledge Agreement, dated April 7, 2010, by and among the pledgors party thereto and U.S. Bank National Association as collateral agent.		S-4	10.4	11/19/2010
10.11	Second Lien Security Agreement, dated April 7, 2010, among SquareTwo Financial Corporation, the guarantors signatory thereto, and U.S. Bank National Association, as collateral agent.		S-4	10.5	11/19/2010
10.12	Intercreditor Agreement, dated April 7, 2010, by and among GMAC Commercial Finance LLC, as Senior Agent and U.S. Bank National Association, as Junior Agent.		S-4	10.6	11/19/2010
10.13.1	Purchase Agreement, dated April 1, 2010, among SquareTwo Financial Corporation, the guarantors party thereto, and Banc of America Securities LLC, acting on behalf of itself and as the representative of the several initial purchasers named therein.		S-4	10.7	11/19/2010
10.13.2	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. A-1.		S-4	10.8.1	11/19/2010
10.14	Note Guarantee to 11.625% Senior Second Lien Notes due 2017 No. S-1.		S-4	10.8.2	11/19/2010
10.15	Copyright Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.9	11/19/2010
10.16	Trademark Assignment of Security, dated April 7, 2010, between SquareTwo Financial Corporation and GMAC Commercial Finance LLC, as agent.		S-4	10.10	11/19/2010
10.17	Tax Sharing Agreement, dated March 22, 2010, among CA Holding, Inc. and the Subsidiaries party thereto.		S-4	10.11	11/19/2010
10.18*	Executive Employment Agreement, dated August 5, 2005, between SquareTwo Financial Corporation and P. Scott Lowery.		S-4	10.12	11/19/2010
10.19*	Executive Employment Agreement, dated April 1, 2013, between SquareTwo Financial Corporation and Paul A. Larkins.		8-K	10.1	4/1/2013
10.20*	Executive Employment Agreement, dated August 1, 2014, between SquareTwo Financial Corporation and John Lowe.		8-K	10.1	8/6/2014
10.21*	Executive Employment Agreement, dated April 1, 2013, between SquareTwo Financial Corporation and Brian W. Tuite.		8-K	10.3	4/1/2013
10.22*	Amended and Restated 2005 Equity Incentive Plan of CA Holding, Inc.		S-4	10.17	11/19/2010
10.23*	Form of CA Holding, Inc. 2005 Equity Incentive Plan Restricted Stock Purchase Agreement.		S-4	10.18	11/19/2010
10.24*	Form of CA Holding, Inc. 2005 Equity Incentive Plan Notice of Stock Option Award.		S-4	10.19	11/19/2010
10.25	Amendment No. 7 to Loan Agreement	X
21	Subsidiaries of SquareTwo Financial Corporation		S-4	21.1	11/19/2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X
99.1	Seventh Amended and Restated Certificate of Incorporation of CA Holding, Inc.		8-K	99.1	7/6/2011
99.2	Amended and Restated Bylaws of CA Holding, Inc.		S-4	3.13.2	11/19/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQUARETWO FINANCIAL CORPORATION

April 25, 2016	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 25, 2016	By:	/s/ Paul A. Larkins
	Name:	Paul A. Larkins
	Title:	Chief Executive Officer
(Principal Executive Officer)

April 25, 2016	By:	/s/ John D. Lowe
	Name:	John D. Lowe
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

April 25, 2016	By:	/s/ P. Scott Lowery
	Name:	P. Scott Lowery
	Title:	Special Senior Advisor to the President and Chief Executive Officer and Director

April 25, 2016	By:	/s/ Christopher J. Lane
	Name:	Christopher J. Lane
	Title	Chairman of the Board of Directors

April 25, 2016	By:	/s/ Bennett R. Thompson
	Name:	Bennett R. Thompson
	Title:	Director

April 25, 2016	By:	/s/ Kimberly S. Patmore
	Name:	Kimberly S. Patmore
	Title:	Director

April 25, 2016	By:	/s/ Thomas W. Bunn
	Name:	Thomas W. Bunn
	Title:	Director

April 25, 2016	By:	/s/ Thomas R. Sandler
	Name:	Thomas R. Sandler
	Title:	Director